Form 10-Q
period 1995-03-31
BAKER MICHAEL CORP
filed 1995-05-15
CIK 9263

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                         Commission file number 1-6627


                          MICHAEL BAKER CORPORATION
                          -------------------------
            (Exact name of registrant as specified in its charter)
       PENNSYLVANIA                                            25-0927646
       ------------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA       15108
- ----------------------------------------------------------------       -----
(Address of principal executive offices)                             (Zip Code)

                                (412) 269-6300
                                --------------
                       (Registrant's telephone number,
                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X         No
                     -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 As of March 31, 1995:
                 ---------------------
                 Common Stock              7,001,704 shares
                 Series B Common Stock     1,361,848 shares


                                                                       PART I
                                                                    FORM 10-Q
                                                                       PAGE 1



                           MICHAEL BAKER CORPORATION


PART I.  FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 2


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
===============================================================================
                                                 For the three months ended
                                               --------------------------------
                                                MARCH 31, 1995   March 31, 1994
- -------------------------------------------------------------------------------
                                       (In thousands, except per share amounts)
Total contract revenues                                $86,543      $93,883

Cost of work performed                                  76,563       83,750
- -------------------------------------------------------------------------------
          Gross profit                                   9,980       10,133

General and administrative expenses                      9,111       10,485
- -------------------------------------------------------------------------------
          Income/(loss) from operations                    869         (352)

Other income/(expense):
     Interest expense                                     (124)         (97)
     Interest income                                        27            6
     Other, net                                             57          (10)
- -------------------------------------------------------------------------------
          Income/(loss) before income taxes                829         (453)

Provision for/(benefit from) income taxes                  398         (212)
- -------------------------------------------------------------------------------
          NET INCOME/(LOSS)                               $431        ($241)
===============================================================================
          NET INCOME/(LOSS) PER SHARE                    $0.05       ($0.03)
===============================================================================

The accompanying notes are an integral part of this financial statement.


                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 3



MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

=======================================================================================================
ASSETS                                                                     MARCH 31, 1995 Dec. 31, 1994
- -------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
CURRENT ASSETS
     Cash and cash equivalents                                                   $3,729      $3,605
     Receivables
          Trade                                                                  47,796      53,498
          Retentions under contracts                                             13,805      16,120
     Cost of contracts in progress, plus estimated earnings recorded,
        less billings thereon                                                    24,413      24,246
     Prepaid expenses and other                                                  11,351      10,670
- -------------------------------------------------------------------------------------------------------
          Total current assets                                                  101,094     108,139
- -------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost
     Land                                                                           693         693
     Buildings and improvements                                                   5,754       5,790
     Equipment                                                                   28,166      27,619
- -------------------------------------------------------------------------------------------------------
                                                                                 34,613      34,102
     Less - Accumulated depreciation                                             20,071      19,132
- -------------------------------------------------------------------------------------------------------
          Total property, plant and equipment, net                               14,542      14,970
- -------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Goodwill, net of accumulated amortization of $1,431,000 and $1,359,000
        at March 31, 1995 and December 31, 1994, respectively                     4,885       4,958
     Other intangible assets, net of accumulated amortization of $3,237,000 and
        $3,100,000 at March 31, 1995 and December 31, 1994, respectively          2,877       3,013
     Other assets                                                                 3,841       3,714
- -------------------------------------------------------------------------------------------------------
          Total other assets                                                     11,603      11,685
- -------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                         $127,239    $134,794
=======================================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 4



MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

===============================================================================================
 LIABILITIES AND SHAREHOLDERS' INVESTMENT                          MARCH 31, 1995 Dec. 31, 1994
- -----------------------------------------------------------------------------------------------
                                                                          (In thousands)
 CURRENT LIABILITIES
      Current portion of long-term debt                                      $107      $2,539
      Accounts payable                                                     32,425      42,876
      Accrued employee compensation                                         4,876       4,224
      Accrued insurance                                                     7,659       8,167
      Other accrued expenses                                               18,512      19,304
      Excess of billings on contracts in progress over cost and estimated
         earnings recorded thereon                                          9,186       8,638
- -----------------------------------------------------------------------------------------------
           Total current liabilities                                       72,765      85,748
- -----------------------------------------------------------------------------------------------

 OTHER LIABILITIES
      Long-term debt                                                        8,957       3,960
      Other                                                                   355         355
- -----------------------------------------------------------------------------------------------
           Total liabilities                                               82,077      90,063
- -----------------------------------------------------------------------------------------------

 SHAREHOLDERS' INVESTMENT
      Common Stock, par value $1, authorized 44,000,000 shares,
         issued 7,001,704 and 7,001,435 shares at March 31, 1995
         and December 31, 1994, respectively                                7,002       7,002
      Series B Common Stock, par value $1, authorized 6,000,000 shares, issued 1,361,848 and 1,362,117 shares at March 31, 1995
         and December 31, 1994, respectively                               1,362       1,362
      Paid-in surplus                                                     36,534      36,534
      Retained earnings/(accumulated deficit)                                264        (167)
- -----------------------------------------------------------------------------------------------
           Total shareholders' investment                                 45,162      44,731
- -----------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT               $127,239    $134,794
===============================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 5


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

=======================================================================================================
                                                                           For the three months ended
                                                                          -----------------------------
                                                                          MARCH 31, 1995 March 31, 1994
- -------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                               $431        ($241)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Depreciation and amortization                                             1,272        1,373
     Deferred income taxes                                                      (406)      (1,025)
     Changes in assets and liabilities:
          Decrease in receivables, contracts in progress
            and advance billings                                               8,399        2,213
          (Increase)/decrease in other net assets                               (311)         280
          Decrease in accounts payable and accrued expenses                  (12,000)     (10,030)
- -------------------------------------------------------------------------------------------------------
               Total adjustments                                              (3,046)      (7,189)
- -------------------------------------------------------------------------------------------------------
               Net cash used in operating activities                          (2,615)      (7,430)
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                 (726)      (1,577)
- -------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                            (726)      (1,577)
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from revolving credit loans                                      4,880        7,675
     Repayments of long-term debt                                             (1,415)        (512)
- -------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                       3,465        7,163
- -------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                             124       (1,844)
Cash and cash equivalents at beginning of year                                 3,605        5,103
- -------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $3,729       $3,259
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
     Interest paid                                                              $309         $132
     Income taxes paid                                                           $16         $197
===================================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 6


                           MICHAEL BAKER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE PERIOD ENDED MARCH 31, 1995
                                  (UNAUDITED)



NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

In April 1995, the Company entered into an amended secured credit agreement (the "Agreement") with Mellon Bank, N.A. Under its terms, the Agreement provides for a decreasing commitment amount through May 31, 1996. The initial commitment of $17,500,000 will be reduced by $1,000,000 at the end of each calendar quarter (starting with June 30, 1995), such that the ultimate commitment that will be in effect for the period March 31, 1996 through May 31, 1996 shall be $13,500,000. Under the Agreement, the commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of certain outstanding letters of credit. The Company believes that the commitment available will be adequate to meet its borrowing and letter of credit requirements for the term of the Agreement.

As of March 31, 1995, borrowings of $6,915,000 were outstanding under the Agreement (and included in long-term debt in the accompanying Condensed Consolidated Balance Sheet) along with outstanding letters of credit totaling $6,961,000. An additional letter of credit totaling $2,800,000 was outstanding at March 31, 1995, but not covered by the Agreement.


NOTE 2 - EARNINGS PER SHARE

Per share computations are based upon a weighted average of 8,363,552 shares for each of the quarters ending March 31, 1995 and 1994.


NOTE 3 - LITIGATION

The Company has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company. The most significant of these proceedings are discussed below.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 7


                           MICHAEL BAKER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE PERIOD ENDED MARCH 31, 1995
                                  (UNAUDITED)



NOTE 3 - LITIGATION (CONT.)

In 1987, a lawsuit was brought in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Company and one of its wholly owned subsidiaries, that asserts breach of contract and alleges damages of $13 million. The Company, which was not a party to the contract underlying the lawsuit, contends that there is no jurisdiction with respect to the Company and that it cannot be held liable for any conduct of the subsidiary. Both the Company and the subsidiary are contesting liability issues and have filed cross-claims and third-party claims against other entities involved in the project.

In September 1991, the Company, through a newly formed subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), acquired certain assets and contracts from Federal Street Construction Co., Inc. ("FSC"), which thereafter continued to perform services under various contracts that were not acquired by BMSCI. On May 11, 1992, a public body that had contracted with FSC in 1989 to construct a $38 million project filed a lawsuit in state court in Illinois against FSC and its surety alleging various claims in connection with the contract. This contract was not acquired by BMSCI, but the plaintiff also named the Company, BMSCI and another subsidiary as defendants based upon a legal theory of successor liability by virtue of the sale of certain assets and contracts to BMSCI by FSC. Based upon facts known to management at this time and consultations with defense counsel, in management's opinion, the Company has valid defenses.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 8


                       REVIEW BY INDEPENDENT ACCOUNTANTS


Price Waterhouse LLP, the Company's independent accountants, has performed a limited review of the financial information for the three-month period ended March 31, 1995, contained in this report. As a result of such review, no material adjustments or additional disclosures with respect to such financial information were recommended by Price Waterhouse LLP.

                                                                          PART I
                                                                       FORM 10-Q
                                                                          PAGE 9


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

REORGANIZATION

Effective January 1, 1995, the Company reorganized from its former three operating groups (Engineering, Construction, and Operations and Maintenance) into the following five market-oriented business units: Civil, Environmental, Transportation, General Buildings and Energy. These new business units (described below) will represent the Company's business segments for 1995 and beyond.

The Civil business unit combines the Company's civil engineering and water resources unit (formerly part of the Engineering Group) with its military operations and maintenance service unit, Baker Support Services, Inc. This unit will consolidate the Company's military infrastructure work in planning and operations and maintenance, to improve its ability to market to, and serve, the U.S. Department of Defense, a major client of the Company.

The Environmental unit of the former Engineering Group will continue to operate in its original form as a business unit of the Company.

The Transportation business unit merged the Company's engineering capabilities in highways, bridges, transit, aviation and rail, with the heavy and highway construction capabilities of the former Construction Group. This merger will enhance the Company's existing capabilities to serve transportation clients, create a strong construction management team, and position the Company to serve the evolving design-build and privatization markets.

The General Buildings business unit consolidates the former Construction Group's general construction and construction management and design-build units with the former Engineering Group's facilities planning and design unit to pursue the growing design-build market.

The Energy business unit consists of Baker/MO Services, Inc. and Baker/OTS, Inc. This unit will focus on providing operations and maintenance and technical services to the domestic and international energy industry.

                                                                          PART I
                                                                       FORM 10-Q
                                                                         PAGE 10


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TOTAL CONTRACT REVENUES

Total contract revenues were $86,543,000 for the first quarter of fiscal 1995, compared to $93,883,000 for the same period in fiscal 1994, a decrease of $7,340,000. The Transportation business unit showed an increase in total contract revenues of $1,766,000, despite decreases from the General Buildings and Energy business units of $5,804,000 and $3,212,000, respectively. Transportation's overall increase is attributable to its engineering division which experienced an increase related primarily to higher volumes on three contracts.

The reduction in the General Buildings business unit resulted from the substantial completion of Baker Support Services' military housing renovation business, which was discontinued in 1993. The Energy decrease resulted from its Baker/MO division which completed the construction portion of a significant contract in Abu Dhabi, United Arab Emirates during the second quarter of 1994. This contract provided $4,494,000 of total contract revenues during the first quarter of 1994 and was responsible for Baker/MO's first quarter 1995 decrease of approximately the same amount.

GROSS PROFIT

The Company's gross profit of $9,980,000 for the first quarter of 1995 approximates its gross profit of $10,133,000 from its year ago first quarter. This overall decrease resulted from decreases of $759,000 and $372,000 in the Civil and General Buildings business units, respectively, despite an increase of $719,000 within the Energy business unit. The Civil decrease results primarily from $616,000 of nonrecurring contract modifications recorded on two of Baker Support Services' operations and maintenance contracts during the first quarter of 1994. The General Buildings decrease is attributable to its construction division which showed a decrease of $472,000 related to work performed on several low margin contracts in its current contract mix. The improvement in the Energy business unit results from its Baker/MO division, whose improvement reflects the absence of a revenue adjustment recorded in January 1994 and the completion of certain low margin contracts.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses decreased to $9,111,000 for the first quarter of 1995 from $10,485,000 in the prior year first quarter. This reduction is attributable to the General Buildings and Energy business units which experienced decreases of $1,034,000 and $701,000, respectively. The General Buildings decrease results from overhead reductions related to the substantial completion of Baker Support Services' military housing renovation

                                                                          PART I
                                                                       FORM 10-Q
                                                                         PAGE 11


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL AND ADMINISTRATIVE EXPENSES (CONT.)

contracts, while the lower Energy G&A expenses are attributable to its Baker/MO division, which greatly reduced its overhead during 1994 and early 1995 to better align with its volume of business.

INCOME TAXES

The Company had a provision for income taxes of 48.0% for the first quarter of 1995 and a benefit from income taxes of 46.8% for the first quarter of 1994. The difference between these percentages and the 34% statutory tax rate is primarily attributable to state income taxes and the nondeductibility of certain normal business expenses. The 1995 provision rate increased due to a reduction of foreign tax benefits. Another difference in the rates relates to certain states not allowing net operating losses generated in one tax year to benefit future years. Furthermore, certain states do not allow taxable losses generated by subsidiaries to be offset by taxable income generated by other subsidiaries within the Company's consolidated group.


CONTRACT BACKLOG

The funded backlog of work to be performed was $306.4 million as of March 31, 1995, compared to funded backlog of $283.3 million at December 31, 1994. "Funded" backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which includes that portion of contract value for which options are still to be exercised (such additive amount defined as "unfunded backlog"), was $501.6 million as of March 31, 1995 and $468.3 million at December 31, 1994. Among the more significant new projects added during the first quarter of 1995 were a ten-year, $35.8 million Civil contract to provide base operation and maintenance services at Robins Air Force Base in Georgia, a $26.0 million General Buildings contract to provide construction management services for a convention center in Florida, a $14.7 million Transportation contract to provide railway rehabilitation services for the Chicago Transit Authority, and a $5.8 million Transportation contract to provide additional design services on an existing contract with the West Virginia Department of Transportation.

                                                                          PART I
                                                                       FORM 10-Q
                                                                         PAGE 12


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,615,000 for the first quarter of 1995, compared to $7,430,000 for the same period in 1994. The most significant use of cash from operating activities during 1995 was a decrease in accounts payable and other accrued expenses by $12,000,000. This decrease is primarily attributable to the lower volume of business in the first quarter of 1995 relative to the fourth quarter of 1994 and the first quarter 1995 payment of certain accounts payable that were held just prior to year end. The primary reason for the improvement in cash flows from operating activities was the reduction of receivables and other contract-related assets by $8,399,000 during the first quarter of 1995. This reduction reflects the combination of the aforementioned lower first quarter business volumes and significant first quarter cash collections on receivables for certain construction contracts.

Net cash used in investing activities was $726,000 for the first quarter of 1995, compared to $1,577,000 for the first quarter of 1994. This amount solely comprises capital expenditures for both periods. The current year reduction reflects management's concerted effort to more closely monitor capital expenditures in 1995.

Net cash provided by financing activities was $3,465,000 and $7,163,000 for the first quarter of 1995 and 1994, respectively. The 1995 decrease resulted from lower borrowings on the Company's revolving credit facility due to the reduction of cash used in operating activities for the first quarter of 1995.

The Company's working capital increased 26% during the first quarter of 1995 to $28,329,000 at March 31, 1995, from $22,391,000 at December 31, 1994. The current ratio increased to 1.39:1 at the end of the first quarter of 1995, compared to 1.26:1 at the end of fiscal 1994. These increases resulted primarily from the aforementioned decrease in accounts payable and other accrued expenses.

In April 1995, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. Under its terms, the agreement provides for a decreasing commitment amount, which covers loans and letters of credit, through May 31, 1996. The initial commitment of $17,500,000 will be reduced by $1,000,000 at the end of each calendar quarter, starting with June 30, 1995.
As of March 31, 1995, borrowings of $6,915,000 and letters of credit totaling $6,961,000 were outstanding under the credit agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements through May 31, 1996.

                                                                          PART I
                                                                       FORM 10-Q
                                                                         PAGE 13


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $350 million bonding line available though Aetna Casualty and Surety Company. Management believes that its bonding line will be sufficient to meet its bid and performance needs for the foreseeable future.

A significant portion of the Company's cash flow is dependent upon appropriations of public funds and financial terms under long-term contracts. The Company's short and long-term liquidity will be affected by the narrow margins on construction work in backlog, and its ability to sustain profitable operations and to control costs during periods of lower volumes. Management has already significantly reduced overhead and will reduce it further if business conditions require such actions. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that its funds generated from operations and existing short-term and potential long-term borrowing capabilities will be sufficient to meet its operating requirements for the foreseeable future.

                                                                          PART I
                                                                       FORM 10-Q
                                                                         PAGE 14


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

May 12, 1995

To the Shareholders and Board of Directors of Michael Baker Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Michael Baker Corporation (a Pennsylvania Corporation) and subsidiaries (the Company) as of March 31, 1995, and the related condensed consolidated statements of income and of cash flows for the 3-month period then ended. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information as of March 31, 1995, and for the 3-month period then ended, for it to be in conformity with generally accepted accounting principles.

The comparative interim financial information for the 3-month period ended March 31, 1994, was reviewed by other independent accountants whose report dated April 20, 1994, stated that they were not aware of any material modifications that should be made to such interim financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, of changes in shareholders' investment and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 1995, except as to Note 6, which is as of April 13, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania

                                                                         PART II
                                                                       FORM 10-Q
                                                                         PAGE 15


                          PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           (a) Exhibits

               27   Financial Data Schedule

           (b) Reports on Form 8-K

               During the first quarter ended March 31, 1995, the Company filed no reports on Form 8-K.

                                                                        PART II
                                                                      FORM 10-Q
                                                                        PAGE 16


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICHAEL BAKER CORPORATION



Dated: May 12, 1995                     By: /s/ J. Robert White
                                            ------------------------
                                            J. Robert White
                                            Executive Vice President, Chief
                                             Financial Officer and Treasurer