Form 10-Q
period 1995-06-30
BAKER MICHAEL CORP
filed 1995-08-11
CIK 9263

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995


                      Commission file number 1-6627

                        MICHAEL BAKER CORPORATION
                       --------------------------
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

                              (412) 269-6300
                              ---------------
                     (Registrant's telephone number,
                           including area code)


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


          As of June 30, 1995:
          --------------------
          Common Stock             7,004,612 shares
          Series B Common Stock    1,358,940 shares

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 1


                         MICHAEL BAKER CORPORATION


 PART I.  FINANCIAL INFORMATION

 The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's latest annual report and Form 10-K.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 2


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
==============================================================================

                                                   For the three months ended
                                               -------------------------------
                                                  June 30, 1995  June 30, 1994
- ------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
Total contract revenues                              $88,946          $109,995

Cost of work performed                                78,158            99,196
- ------------------------------------------------------------------------------
      Gross profit                                    10,788            10,799

General and administrative expenses                    8,864            10,002
- ------------------------------------------------------------------------------
      Income from operations                           1,924               797

Other income/(expense):
     Interest expense                                  (134)             (173)
     Interest income                                      21                 9
     Other, net                                           41              (28)
- ------------------------------------------------------------------------------
      Income before income taxes                       1,852               605

Provision for income taxes                               937               283
- ------------------------------------------------------------------------------

      Net income                                        $915              $322
==============================================================================

      Net income per share                             $0.11             $0.04
==============================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 3


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
==============================================================================
                                                   For the six months ended
                                              --------------------------------
                                                  June 30, 1995  June 30, 1994
- ------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
Total contract revenues                             $175,490          $203,878

Cost of work performed                               154,722           182,946
- ------------------------------------------------------------------------------
      Gross profit                                    20,768            20,932

General and administrative expenses                   17,975            20,487
- ------------------------------------------------------------------------------
      Income from operations                           2,793               445

Other income/(expense):
     Interest expense                                  (258)             (270)
     Interest income                                      48                15
     Other, net                                           99              (38)
- ------------------------------------------------------------------------------
      Income before income taxes                       2,682               152

Provision for income taxes                             1,336                71
- ------------------------------------------------------------------------------
      Net income                                      $1,346               $81
==============================================================================
      Net income per share                             $0.16             $0.01
==============================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 4


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
==============================================================================

 ASSETS                                            June 30, 1995 Dec. 31, 1994
- ------------------------------------------------------------------------------
                                                            (In thousands)
Current Assets
      Cash and cash equivalents                        $1,326            $3,605
      Receivables
           Trade                                       50,911            53,498
           Retentions under contracts                  11,662            16,120
      Cost of contracts in progress, plus estimated
         earnings recorded, less billings thereon      22,842            24,246
      Prepaid expenses and other                       10,803            10,670
- ------------------------------------------------------------------------------
        Total current assets                           97,544           108,139
- ------------------------------------------------------------------------------

 Property, Plant and Equipment,
    at cost
      Land                                                693               693
      Buildings and improvements                        5,930             5,790
      Equipment                                        29,057            27,619
- ------------------------------------------------------------------------------
                                                       35,680            34,102
    Less - Accumulated depreciation                    20,983            19,132
- ------------------------------------------------------------------------------
        Total property, plant and equipment, net       14,697            14,970
- ------------------------------------------------------------------------------

 Other Assets
      Goodwill, net of accumulated amortization of
        $1,504,000 and $1,359,000 at June 30, 1995
        and December 31, 1994, respectively             4,812             4,958
      Other intangible assets, net of accumulated
        amortization of $3,373,000 and $3,100,000 at
        June 30, 1995 and Dec. 31, 1994, respectively   2,740             3,013
      Other assets                                      4,080             3,714
- ------------------------------------------------------------------------------
        Total other assets                             11,632            11,685
- ------------------------------------------------------------------------------

        Total assets                                 $123,873          $134,794
==============================================================================

  The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 5


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
==============================================================================


 LIABILITIES AND SHAREHOLDERS' INVESTMENT          June 30, 1995  Dec. 31, 1994
- -------------------------------------------------------------------------------
                                                           (In thousands)
  Current Liabilities
      Current portion of long-term debt                   $12            $2,539
      Accounts payable                                 31,160            42,876
      Accrued employee compensation                     6,458             4,224
      Accrued insurance                                 7,464             8,167
      Other accrued expenses                           20,559            19,304
      Excess of billings on contracts in progress
        over cost and est. earnings recorded thereon    9,942             8,638
- ------------------------------------------------------------------------------
        Total current liabilities                      75,595            85,748
- ------------------------------------------------------------------------------

 Other Liabilities
      Long-term debt                                    1,846             3,960
      Other                                               355               355
- ------------------------------------------------------------------------------
        Total liabilities                              77,796            90,063
- ------------------------------------------------------------------------------


 Shareholders' Investment
      Common Stock, par value $1, authorized 44,000,000
        shares, issued 7,004,612 and 7,001,435 shares at
        June 30, 1995 and Dec. 31, 1994, respectively    7,005            7,002
      Series B Common Stock, par value $1, authorized
        6,000,000 shares, issued 1,358,940 and 1,362,117
        shares at June 30, 1995 and December 31, 1994,   1,359            1,362
      Paid-in surplus                                   36,534           36,534
      Retained earnings/(accumulated deficit)            1,179            (167)
- ------------------------------------------------------------------------------
        Total shareholders' investment                  46,077           44,731
- ------------------------------------------------------------------------------

        Total liabilities and shareholders' investment  $123,873       $134,794
=============================================================================

  The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 6

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
==============================================================================
                                                    For the six months ended
                                                 -----------------------------
                                                  June 30, 1995  June 30, 1994
- ------------------------------------------------------------------------------
                                                        (In thousands)
 Cash Flows from Operating Activities
 Net income                                            $1,346               $81
 Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
    Depreciation and amortization                       2,585             2,740
    Deferred income taxes                               (314)           (1,555)
    Changes in assets and liabilities:
     Decrease in receivables, contracts in progress and
      advance billings                                  9,754               465
     Decrease in accounts payable and accd expenses   (10,603)          (5,922)
     Increase in other net assets                         (79)            (726)
- ------------------------------------------------------------------------------
     Total adjustments                                  1,343           (4,998)
- ------------------------------------------------------------------------------
     Net cash prov. by/(used in) operating activities   2,689           (4,917)
- ------------------------------------------------------------------------------

 Cash Flows from Investing Activities
    Additions to property, plant and equipment        (2,000)           (3,807)
- ------------------------------------------------------------------------------
     Net cash used in investing activities            (2,000)           (3,807)
- ------------------------------------------------------------------------------

 Cash Flows from Financing Activities
    (Repay of)/proceeds from revolving credit loans   (1,553)            7,124
    Repayments of long-term debt                      (1,415)             (512)
- ------------------------------------------------------------------------------
     Net cash (used in)/prov by financing activities  (2,968)            6,612
- ------------------------------------------------------------------------------

 Net decrease in cash and cash equivalents             (2,279)           (2,112)
 Cash and cash equivalents at beginning of year         3,605             5,103
- ------------------------------------------------------------------------------

 Cash and cash equivalents at end of period            $1,326            $2,991
==============================================================================

 Supplemental Disclosure of Cash Flow Data
      Interest paid                                      $419              $292
      Income taxes paid                                  $313              $662
==============================================================================

  The accompanying notes are an integral part of this financial statement.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 7

                         MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND THE PERIODS ENDED JUNE 30, 1995
                                (Unaudited)


 NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

 In April 1995, the Company entered into an amended secured credit agreement (the "Agreement") with Mellon Bank, N.A. Under its terms, the Agreement provides for a decreasing commitment amount through May 31, 1996. The initial commitment of $17,500,000 was reduced to $16,500,000 as of June 30, 1995, and will be further reduced by $1,000,000 at the end of each calendar quarter, such that the ultimate commitment that will be in effect for the period March 31, 1996 through May 31, 1996 shall be $13,500,000. Under the Agreement, the commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of certain outstanding letters of credit. The Company believes that the commitment available will be adequate to meet its borrowing and letter of credit requirements for the term of the Agreement. The Company also intends to renew the Agreement at its conclusion and believes that it will have the ability to do so.

 As of June 30, 1995, borrowings of $482,000 were outstanding under the Agreement (and included in the long-term debt in the accompanying Condensed Consolidated Balance Sheet) along with outstanding letters of credit totaling $6,915,000. An additional letter of credit totaling $2,800,000 was outstanding at June 30, 1995, but was not covered by the Agreement.


 NOTE 2 - EARNINGS PER SHARE

 Per share computations are based upon a weighted average of 8,363,552 shares for each of the three-month and six-month periods ended June 30, 1995 and 1994. The Company's 1995 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 24, 1995, had no dilutive effect on earnings per share for either of the three or six-month periods ended
 June 30, 1995. Under the 1995 Stock Incentive Plan, total options of 156,944 were granted on January 1, 1995 at an exercise price of $5.00 per share.


 NOTE 3 - LITIGATION

 The Company has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company. The most significant of these proceedings are discussed below.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 8


                         MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND THE PERIODS ENDED JUNE 30, 1995
                                (Unaudited)


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

 In September 1991, the Company, through a newly formed subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), acquired certain assets and contracts from Federal Street Construction Co., Inc. ("FSC"), which thereafter continued to perform services under various contracts that were not acquired by BMSCI. On May 11, 1992, a public body that had contracted with FSC in 1989 to construct a $38 million project filed a lawsuit in state court in Illinois against FSC and its surety alleging various claims in connection with the contract. This contract was not acquired by BMSCI, but the plaintiff also named the Company, BMSCI and another subsidiary as defendants based upon a legal theory of successor liability by virtue of the sale of certain assets and contracts to BMSCI by FSC. Based upon facts known to management at this time and consultations with defense counsel, in manage-ment's opinion, the Company has valid defenses.

                                                                         PART I
                                                                      FORM 10-Q
                                                                         PAGE 9


                     REVIEW BY INDEPENDENT ACCOUNTANTS


 Price Waterhouse LLP, the Company's independent accountants, has performed a limited review of the financial information for the three-month and six-month periods ended June 30, 1995, contained in this report. As a result of such review, no material adjustments or additional disclosures with respect to such financial information were recommended by Price Waterhouse LLP.

 With respect to the Michael Baker Corporation and subsidiaries condensed consolidated financial information as of and for the three-month and six-month periods ended June 30, 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 8, 1995, appearing herein, states that they did not audit and they do not express an opinion on the condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                                                                         PART I
                                                                      FORM 10-Q
                                                                        PAGE 10


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Total Contract Revenues

 Total contract revenues were $88,946,000 for the second quarter of fiscal 1995, compared to $109,995,000 for the same period in fiscal 1994, a decrease of $21,049,000. The most significant portion of this decrease was generated by the General Buildings business unit which experienced a reduction of $15,847,000. This reduction resulted from lower volumes in its construction division as well as from the substantial completion of Baker Support Services' military housing renovation business, which was discontinued in 1993. Of the remaining overall decrease, the Transportation business unit experienced an overall decrease of $2,907,000 due to lower volumes in its heavy and highway construction division for the quarter, despite a revenue increase from its engineering division.

 Total contract revenues were $175,490,000 for the first six months of fiscal 1995 compared to $203,878,000 for the same period in fiscal 1994, a decrease of $28,388,000.

 Gross Profit

 The Company's gross profit of $10,788,000 for the second quarter of 1995 approximates its gross profit of $10,799,000 from its year ago second quarter; however, as a percentage of total contract revenues, gross profit improved to 12.1% in the second quarter of 1995, compared to 9.8% in the prior year second quarter. With the exception of the Transportation business unit, each of the Company's business units reported second quarter improvements in its gross profit as a percentage of total contract revenues.

 Most notable among the improvements were the General Buildings and Energy business units. Favorably affecting the General Buildings unit's second quarter 1995 results was the reversal of reserves totaling $525,000 that were established in 1993 to provide for estimated losses on the completion of certain Baker Support Services military housing renovation contracts. The amount of reserves reversed was determined by management to be excess based on the risk remaining on the final three military housing contracts that were not yet completed at June 30, 1995. The Energy unit improved its second quarter profitability percentage through a combination of lower total contract revenues and increased contract profitability. The Transportation unit's decrease is attributable to its construction division, which experienced a reduction due to a contract litigation settlement.

 Gross profit for the first six months of 1995 was $20,768,000 versus $20,932,000 for the first six months of 1994.

                                                                         PART I
                                                                      FORM 10-Q
                                                                        PAGE 11


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 General and Administrative Expenses

 General and administrative ("G&A") expenses decreased by $1,138,000 to $8,864,000 for the second quarter of 1995 from $10,002,000 in the second quarter of 1994. This reduction is primarily attributable to the previously-announced cost reduction programs at Baker/MO and in the construction divisions of the Company's General Buildings and Transportation business units. These cost reductions were effected during 1994 and early 1995 to better align each of the divisions with its expected revenues, and are expected to result in an annual reduction in G&A expenses of approximately
 $5 million.

 G&A expenses decreased by $2,512,000 to $17,975,000 for the first six months of 1995 versus $20,487,000 for the same period in fiscal 1994.

 Income Taxes

 The Company had a provision for income taxes of 49.8% for the first six months of 1995 compared to 46.7% for the first six months of 1994. The difference between these percentages and the 34% statutory tax rate is primarily attributable to state income taxes and the nondeductibility of certain normal business expenses. The 1995 provision rate increased due to a reduction of foreign tax benefits. Another difference in the rates relates to certain states having established limitations on the amount of net operating losses that may be carried forward to benefit future years. Furthermore, certain states do not allow taxable losses generated by subsidiaries to be offset by taxable income generated by other subsidiaries within the Company's consolidated group.

 CONTRACT BACKLOG

 The funded backlog of work to be performed was $290.2 million as of June 30, 1995, compared to funded backlog of $306.4 million at March 31, 1995 and $283.3 million at December 31, 1994. "Funded" backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

 Total backlog, which includes that portion of contract value for which options are still to be exercised (such additive amount defined as "unfunded" backlog), was $522.4 million as of June 30, 1995, $501.6 million at March
 31, 1995 and $468.3 million at December 31, 1994. Among the more significant new work added during the second quarter of 1995 were a five-year, $50 million Civil contract extension to continue providing engineering services for the Federal Emergency Management Agency (FEMA) and a $10 million contract modification to a busway design contract in the Transportation unit.

                                                                         PART I
                                                                      FORM 10-Q
                                                                        PAGE 12


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 Net cash provided by operating activities was $2,689,000 for the first six months of 1995, compared to net cash used in operating activities of $4,917,000 for the same period in 1994. The most significant source of cash from operating activities during 1995 was a reduction of $9,754,000 in accounts receivable and other contract-related assets. This reduction reflects a cash flow improvement from the first six months of 1994 by $9,289,000, due to the combination of lower 1995 business volumes and significant cash collections related to claims resolutions on certain construction contracts. The most significant use of cash from operating activities was a decrease in accounts payable and other accrued expenses by $10,603,000. This decrease adversely affected cash flow relative to the comparable 1994 period by $4,681,000, and is primarily attributable to the lower volume of business in 1995 relative to the fourth quarter of 1994 and the payment of certain accounts payable that were held just prior to year end.

 Net cash used in investing activities was $2,000,000 for the first six months of 1995, compared to $3,807,000 for the first six months of 1994. This amount solely comprises capital expenditures for both periods. During the first six months of 1994, non-recurring capital expenditures totaling $974,000 related to the completion of renovations to the Company's office building in Beaver, Pennsylvania, were incurred. The remainder of the current year reduction reflects management's concerted effort to more closely monitor capital expenditures in 1995.

 Net cash used in financing activities was $2,968,000 for the first six months of 1995 compared to net cash provided by financing activities of $6,612,000 in 1994. The 1995 decrease resulted from lower borrowings on the Company's revolving credit facility due to the improvement in cash provided by operating activities for the first six months of 1995.

 The Company's working capital decreased slightly during the first six months of 1995 to $21,949,000 at June 30, 1995, from $22,391,000 at December 31,
 1994. The current ratio increased to 1.29:1 at June 30, 1995, compared to 1.26:1 at December 31, 1994. These changes resulted primarily from the aforementioned decreases in accounts receivable and other contract-related assets as well as accounts payable and other accrued expenses.

 In April 1995, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. This agreement provides for a decreasing commitment amount, which covers loans and letters of credit, through May 31, 1996. The initial commitment of $17,500,000 was reduced to $16,500,000 as of June 30, 1995, and will be further reduced by $1,000,000 at the end of each calendar quarter. As of June 30, 1995, borrowings of $482,000 and letters of credit totaling $6,915,000 were outstanding under the credit agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements through May 31, 1996.


                                                                         PART I
                                                                      FORM 10-Q
                                                                        PAGE 13


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES (Cont.)

 The Company is required to provide bid and performance bonding on certain construction contracts, and has a $350 million bonding line available through Aetna Casualty and Surety Company. Management believes that its bonding line will be sufficient to meet its bid and performance needs for the foreseeable future.

 A significant portion of the Company's cash flow is dependent upon appropriations of public funds and the timing of payments under long-term contracts. The Company's short and long-term liquidity will be affected by the narrow margins on construction work in backlog, and its ability to sustain profitable operations and to control costs during periods of lower volumes. Management has already significantly reduced overhead and will reduce it further if business conditions require such actions. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company.
 At this time, management believes that funds generated from operations and existing short-term and potential long-term borrowing capabilities will be sufficient to meet its operating requirements for the next year.
                                                                         PART I
                                                                      FORM 10-Q
                                                                        PAGE 14


                   Independent Accountant's Review Report

 August 8, 1995

 To the Shareholders and Board of Directors of Michael Baker Corporation

 We have reviewed the accompanying condensed consolidated balance sheet of Michael Baker Corporation (a Pennsylvania Corporation) and subsidiaries (the Company) as of June 30, 1995, and the related condensed consolidated statements of income and of cash flows for the 3-month and 6-month periods then ended. This financial information is the responsibility of the Company's management.

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

 Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information as of June 30, 1995, and for the 3-month and 6-month periods then ended, for it to be in conformity with generally accepted accounting principles.

 The comparative interim financial information for the 3-month and 6-month periods ended June 30, 1994, was reviewed by other independent accountants whose report dated July 19, 1994, stated that they were not aware of any material modifications that should be made to such interim financial information for it to be in conformity with generally accepted accounting principles.

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

 PRICE WATERHOUSE LLP
 Pittsburgh, Pennsylvania
                                                                        PART II
                                                                      FORM 10-Q
                                                                        PAGE 15


                    PART II.  OTHER INFORMATION


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         (a)The Company's annual meeting of shareholders was held on May 24, 1995.

         (b)Each of management's nominees to the board of directors, as listed in the Company's proxy statement, was elected. There was no solicitation in opposition to management's nominees.

         (c)The first matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

        Name of Director         Votes for      Votes withheld
        -----------------         ---------      --------------

         Charles I. Homan         18,516,724       842,986
         Thomas D. Larson         18,715,287       644,423
         Richard L. Shaw          18,342,410     1,017,300
         Konrad M. Weis           18,393,946       965,764
         J. Robert White          18,259,188     1,100,522
         William A. Wulf          18,613,680       746,030


         The votes cast by holders of the Company's Common Stock in approving the following directors were:

         Name of Director         Votes for      Votes withheld
         ----------------         ---------      --------------

         William J. Copeland      6,296,117     220,043
         Roy V. Gavert, Jr.       6,323,503     192,657
         Jack B. Hoey             6,327,175     188,985


                                                                        PART II
                                                                      FORM 10-Q
                                                                        PAGE 16


                PART II. OTHER INFORMATION (Cont.)

         The second and final matter voted upon at the meeting was the adoption of the 1995 Stock Incentive Plan, which will provide long-term incentive compensation to eligible employees. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving such plan were 13,774,567 votes in favor, 4,752,208 votes against, and 832,935 abstentions.



 Item 6. Exhibits and Reports on Form 8-K
         --------------------------------

      (a)  The following exhibits are included herewith as a part of this
           Report:

           Exhibit No.                      Description
          ------------                      -------------

              15 Letter regarding unaudited interim financial information

      (b)  Reports on Form 8-K

         During the second quarter ended June 30, 1995, the Company filed no reports on Form 8-K.




                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MICHAEL BAKER CORPORATION


 Dated: August 11, 1995                 By: /s/ J. Robert White
                                        -----------------------
                                        J. Robert White
                                        Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer

                                                       Exhibit No. 15




 August 11, 1995

 Securities and Exchange Commission
 450 Fifth Street, N.W.
 Washington, D.C. 20549

 Ladies and Gentlemen:

 We are aware the Michael Baker Corporation (the Company) has included our report dated August 8, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71), in the Company's Form 10-Q to be filed on or about August 11, 1995. We are also aware of our responsibilities under the Securities Act of 1933.


 Yours very truly,


 PRICE WATERHOUSE LLP
 Pittsburgh, Pennsylvania