Form 10-Q/A
period 1995-06-30
BAKER MICHAEL CORP
filed 1995-08-11
CIK 9263

                               FORM 10-Q/A

                            AMENDMENT NUMBER 1

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

          As of June 30, 1995:
          --------------------
          Common Stock             7,004,612 shares
          Series B Common Stock    1,358,940 shares
/TABLE

                                                                   PART II
                                                                 FORM 10-Q
                                                                   PAGE 16


              PART II.  OTHER INFORMATION (Cont.)

        The second and final matter voted upon at the meeting was the adoption of the 1995 Stock Incentive Plan, which will provide long-term incentive compensation to eligible employees. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving such plan were 13,774,567 votes in favor, 4,752,208 votes against, and 832,935 abstentions


 Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

       (a)   The following exhibits are included herewith as a part of this
             Report:

             Exhibit No.                   Description
             -----------                  -------------

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


                                   MICHAEL BAKER CORPORATION


 Dated: August 11, 1995              By: /s/ J. Robert White
                                        --------------------
                                        J. Robert White
                                        Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer