Form 10-Q
period 1995-09-30
BAKER MICHAEL CORP
filed 1995-11-06
CIK 9263

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995


                  Commission file number 1-6627

                    MICHAEL BAKER CORPORATION
                   ---------------------------
      (Exact name of registrant as specified in its charter)
          PENNSYLVANIA                            25-0927646
         ----------------                      ---------------
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)


Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA      15108
----------------------------------------------------------------     -------
(Address of principal executive offices)                           (Zip Code)

                          (412) 269-6300
                        -------------------
                  (Registrant's telephone number,
                       including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X         No
               ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of September 30, 1995:
          ------------------------------
          Common Stock             7,006,074 shares
          Series B Common Stock    1,357,478 shares

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

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 2

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
 ===========================================================================
                                            For the three months ended
                                           ----------------------------

                                               Sept. 30, 1995   Sept. 30, 1994
  ----------------------------------------------------------------------------
                                      (In thousands, except per share amounts)

 Total contract revenues                              $90,620     $119,473

 Cost of work performed                                80,158      109,231
 -----------------------------------------------------------------------------
           Gross profit                                10,462       10,242

 General and administrative expenses                    8,373        9,830
 ----------------------------------------------------------------------------
           Income from operations                       2,089          412

 Other income/(expense):
      Interest expense                                    (57)        (201)
      Interest income                                      32           34
      Other, net                                          (15)         107
 ---------------------------------------------------------------------------
           Income before income taxes                   2,049          352

 Provision for income taxes                             1,020          165
 -----------------------------------------------------------------------------
           Net income                                  $1,029         $187
 ===========================================================================

           Net income per share                         $0.12        $0.02
 ==========================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 3


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
 ============================================================================

                                                 For the nine months ended
                                                ---------------------------

                                               Sept. 30, 1995  Sept. 30, 1994
 -----------------------------------------------------------------------------
                                     (In thousands, except per share amounts)

 Total contract revenues                             $266,110     $323,351

 Cost of work performed                               234,879      292,177
 ----------------------------------------------------------------------------
           Gross profit                                31,231       31,174

 General and administrative expenses                   26,349       30,317
 -----------------------------------------------------------------------------
           Income from operations                       4,882          857

 Other income/(expense):
      Interest expense                                   (316)        (471)
      Interest income                                      81           49
      Other, net                                           84           69
 -----------------------------------------------------------------------------
           Income before income taxes                   4,731          504

 Provision for income taxes                             2,355          236
 ---------------------------------------------------------------------------
           Net income                                  $2,376         $268
 ===========================================================================

           Net income per share                         $0.28        $0.03
 ===========================================================================

 The accompanying notes are an integral part of this financial statement.


                                                                  PART I
                                                               FORM 10-Q
                                                                  PAGE 4

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
 =========================================================================
    ASSETS                                 Sept. 30, 1995   Dec. 31, 1994
 ----------------------------------------------------------------------------
                                                       (In thousands)
 Current Assets
      Cash and cash equivalents                        $5,735       $3,605
      Receivables
           Trade                                       52,242       53,498
           Retentions under contracts                   9,971       16,120
      Cost of contracts in progress, plus estimated
         earnings recorded, less billings thereon      19,269       24,246
      Prepaid expenses and other                       11,487       10,670
 ----------------------------------------------------------------------------
           Total current assets                        98,704      108,139
 -----------------------------------------------------------------------------

 Property, Plant and Equipment,
    at cost
      Land                                                693          693
      Buildings and improvements                        5,950        5,790
      Equipment                                        29,314       27,619
 ----------------------------------------------------------------------------

                                                       35,957       34,102
      Less - Accumulated depreciation                  21,969       19,132
 ----------------------------------------------------------------------------
           Total property, plant and equipment, net    13,988       14,970
 -----------------------------------------------------------------------------

 Other Assets
      Goodwill, net of accum. amort. of $1,577,000 and
        $1,359,000 at Sept. 30, 1995 and Dec. 31, 1994,
        respectively                                    4,740        4,958
      Other intangible assets, net of accum. amort. of
         $1,488,000 and $3,100,000 at Sept. 30, 1995 and
         Dec. 31, 1994, respectively                    2,604        3,013
      Other assets                                      3,211        3,714
 ---------------------------------------------------------------------------
           Total other assets                          10,555       11,685
 -----------------------------------------------------------------------------

           Total assets                              $123,247     $134,794
 ============================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                  PART I
                                                               FORM 10-Q
                                                                  PAGE 5


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
 ==========================================================================
 LIABILITIES AND SHAREHOLDERS' INVESTMENT     Sept. 30, 1995    Dec. 31, 1994
 ----------------------------------------------------------------------------
                                                       (In thousands)
 Current Liabilities
      Current portion of long-term debt                   $12       $2,539
      Accounts payable                                 27,071       42,876
      Accrued employee compensation                     5,589        4,224
      Accrued insurance                                 8,503        8,167
      Other accrued expenses                           21,564       19,304
      Excess of billings on contracts in progress over
         cost and estimated earnings recorded thereon  12,000        8,638
 ----------------------------------------------------------------------------
           Total current liabilities                   74,739       85,748
 -----------------------------------------------------------------------------

 Other Liabilities
      Long-term debt                                    1,401        3,960
      Other                                                --          355
 ----------------------------------------------------------------------------
           Total liabilities                           76,140       90,063
 -----------------------------------------------------------------------------

 Shareholders' Investment
      Common Stock, par value $1, authorized 44,000,000
         shares, issued 7,006,074 and 7,001,435 shares at
         Sept. 30, 1995 and Dec. 31, 1994, respectively 7,006        7,002
      Series B Common Stock, par value $1, authorized
         6,000,000 shares, issued 1,357,478 and 1,362,117
         shares at Sept. 30, 1995 and Dec. 31, 1994,
         respectively                                   1,358        1,362
      Paid-in surplus                                  36,534       36,534
      Retained earnings/(accumulated deficit)           2,209         (167)
 ---------------------------------------------------------------------------
           Total shareholders' investment              47,107       44,731
 ---------------------------------------------------------------------------

           Total liab. and shareholders' investment  $123,247     $134,794
 ===========================================================================

  The accompanying notes are an integral part of this financial statement.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 6

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
 ============================================================================
                                              For the nine months ended
                                         ---------------------------------
                                              Sept. 30, 1995  Sept. 30, 1994
 -----------------------------------------------------------------------------
                                                      (In thousands)
 Cash Flows from Operating Activities
 Net income                                            $2,376         $268
 Adjustments to reconcile net income to net cash provided
  by/(used in)operating activities:
    Depreciation and amortization                       3,937        3,762
    Deferred income taxes                                 327       (2,541)
    Changes in assets and liabilities:
       Dec/(inc) in receivables, contracts in progress
         and advanced billings                         15,745       (8,999)
       (Dec)/inc in accts. payable and accrd. exps.   (13,836)         783
       Increase in other net assets                      (448)        (457)
 ----------------------------------------------------------------------------
         Total adjustments                              5,725       (7,452)
 ----------------------------------------------------------------------------
         Net cash provided by/(used in) operating act   8,101       (7,184)
 -----------------------------------------------------------------------------

 Cash Flows from Investing Activities
    Additions to property, plant and equipment         (2,521)      (4,366)
 ------------------------------------------------------------------------
         Net cash used in investing activities         (2,521)      (4,366)
 ----------------------------------------------------------------------------

 Cash Flows from Financing Activities
    (Repay. of)/proceeds from revolving credit loans   (2,035)      11,000
    Repayments of long-term debt                       (1,415)        (512)
 ----------------------------------------------------------------------------
         Net cash (used in)/prov. by financing act.    (3,450)      10,488
 ----------------------------------------------------------------------------

 Net increase/(decrease) in cash and cash equivalents   2,130       (1,062)
 Cash and cash equivalents at beginning of year         3,605        5,103
 ----------------------------------------------------------------------------

 Cash and cash equivalents at end of period            $5,735       $4,041
 ===========================================================================
 Supplemental Disclosure of Cash Flow Data
      Interest paid                                      $520         $477
      Income taxes paid                                  $518       $3,160
 ===========================================================================

The accompanying notes are an integral part of this financial statement.
/TABLE

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 7


                   MICHAEL BAKER CORPORATION
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1995
                          (Unaudited)


 NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

 In April 1995, the Company entered into an amended secured credit agreement (the "Agreement") with Mellon Bank, N.A. Under its terms, the Agreement provides for a decreasing commitment amount through May 31, 1996. The initial commitment of $17,500,000 was reduced to $15,500,000 as of September 30, 1995, and will be further reduced by $1,000,000 at the end of each calendar quarter, such that the ultimate commitment that will be in effect for the period March 31, 1996 through May 31, 1996 shall be $13,500,000. Under the Agreement, the commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of certain outstanding letters of credit. The Company believes that the commitment available will be adequate to meet its borrowing and letter of credit requirements for the term of the Agreement. The Company intends to renew the Agreement at its conclusion and believes that it will have the ability to do so.

 As of September 30, 1995, there were no borrowings outstanding under the Agreement; however, the Company had outstanding letters of credit totaling $4,001,000. An additional letter of credit totaling $2,800,000 was outstanding at September 30, 1995, but was not covered by the Agreement.


 NOTE 2 - EARNINGS PER SHARE

 Earnings per share computations are based upon weighted average shares of 8,371,838 and 8,363,552 shares for the three-month period, and 8,366,314 and 8,363,552 for the nine-month period ended September 30, 1995 and 1994, respectively.

 The Company's 1995 Stock Incentive Plan, which was approved at the annual meeting of shareholders on May 24, 1995, had no dilutive effect on earnings per share for either of the three or nine-month periods ended September 30, 1995. Stock options are included as share equivalents using the treasury stock method. The Company had no other securities included in the computation of fully diluted earnings per share.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 8


                   MICHAEL BAKER CORPORATION
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1995
                          (Unaudited)


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

 In September 1991, the Company, through a newly formed subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), acquired certain assets and contracts from Federal Street Construction Co., Inc. ("FSC"), which thereafter continued to perform services under various contracts that were not acquired by BMSCI. On May 11, 1992, a public body that had contracted with FSC in 1989 to construct a $38 million project filed a lawsuit in state court in Illinois against FSC and its surety alleging various claims in connection with the contract. This contract was not acquired by BMSCI, but the plaintiff also named the Company, BMSCI and another subsidiary as defendants based upon a legal theory of successor liability by virtue of the sale of certain assets and contracts to BMSCI by FSC. Based upon facts known to management at this time and consultations with defense counsel, in manage-ment's opinion, the Company has valid defenses.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 9


               REVIEW BY INDEPENDENT ACCOUNTANTS


 Price Waterhouse LLP, the Company's independent accountants, has performed a limited review of the financial information for the three-month and nine-month periods ended September 30, 1995, contained in this report. As a result of such review, no material adjustments or additional disclosures with respect to such financial information were recommended by Price Waterhouse LLP.

 With respect to the unaudited condensed consolidated financial information of Michael Baker Corporation and subsidiaries as of and for the three-month and nine-month periods ended September 30, 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 18, 1995, appearing herein, states that they did not audit and they do not express an opinion on the unaudited condensed consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse LLP within the meaning of Sections 7 and 11 of the Act.

                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 10


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 Total Contract Revenues

 Total contract revenues were $90,620,000 for the third quarter of fiscal 1995, compared to $119,473,000 for the same period in fiscal 1994, a decrease of $28,853,000. This decrease was caused by the General Buildings business unit which experienced a reduction in total contract revenues of $28,936,000. This reduction resulted primarily from lower volumes in its construction division as well as from the substantial completion of Baker Support Services' military housing renovation business, which was discontinued in 1993.

 Total contract revenues were $266,110,000 for the first nine months of fiscal 1995 compared to $323,351,000 for the same period in fiscal 1994, a decrease of $57,241,000. On a nine-month basis, the General Buildings business unit accounted for $50,587,000 of this decrease for the same reasons as stated above.

 Gross Profit

 The Company's gross profit of $10,462,000 for the third quarter of 1995 represents a slight improvement over its prior year third quarter gross profit of $10,242,000; however, as a percentage of total contract revenues, gross profit climbed to 11.5% in the third quarter of 1995, compared to 8.6% in the third quarter of 1994. With the exception of the Civil business unit, each of the Company's business units reported third quarter improvements in their gross profits as a percentage of total contract revenues. The Civil unit's decrease resulted from charges taken on several projects in its engineering and Baker Support Services operations and maintenance divisions during the third quarter of 1995.

 The most significant percentage improvement resulted from the General Buildings business unit. This unit's construction division showed an improvement in its third quarter gross profit percentage through a combination of having completed certain lower profitability jobs since the prior year and a favorable contract settlement which offset its cost of work performed by $350,000 for the third quarter of 1995. Also affecting this unit's third quarter 1995 improvement was the reversal of reserves totaling $250,000 that were established in 1993 to provide for estimated losses on the completion of certain Baker Support Services military housing renovation contracts. The amount of reserves reversed was determined by management to be excess based on the risk remaining on the final two military housing contracts that were not yet completed at September 30, 1995.

                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 11


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Gross Profit (Cont.)

 Gross profit for the first nine months of 1995 was $31,231,000 versus $31,174,000 for the first nine months of 1994.

 General and Administrative Expenses

 General and administrative ("G&A") expenses decreased by $1,457,000 to $8,373,000 for the third quarter of 1995 from $9,830,000 in the third quarter of 1994. This reduction is primarily attributable to the previously-announced cost reduction programs at Baker/MO and in the construction divisions of the Company's General Buildings and Transportation business units. These cost reductions were effected during 1994 and early 1995 to better align each of the divisions with its expected revenues, and are expected to result in an annual reduction in G&A expenses of approximately $5 million.

 G&A expenses decreased by $3,968,000 to $26,349,000 for the first nine months of 1995 versus $30,317,000 for the same period in fiscal 1994.

 Income Taxes

 The Company had a provision for income taxes of 49.8% for the first nine months of 1995 compared to 46.8% for the first nine months of 1994. The difference between these percentages and the 34% statutory tax rate is primarily attributable to state and foreign income taxes and the nondeductibility of certain normal business expenses. The 1995 provision rate increased due to a reduction of foreign tax benefits. Another difference in the rates relates to certain states having established limitations on the amount of net operating losses that may be carried forward to benefit future years. Furthermore, certain states do not allow taxable losses generated by subsidiaries to be offset by taxable income generated by other subsidiaries within the Company's consolidated group.
                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 12


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 CONTRACT BACKLOG

 The funded backlog of work to be performed was $355.9 million as of September 30, 1995, compared to funded backlog of $290.2 million at June 30, 1995 and $283.3 million at December 31, 1994. "Funded" backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

 Total backlog, which includes that portion of contract value for which options are still to be exercised (such additive amount defined as "unfunded" backlog), was $561.4 million as of September 30, 1995, $522.4 million as of June 30, 1995, and $468.3 million at December 31, 1994. Among the more significant new work added during the third quarter of 1995 were a $55 million contract for the General Buildings unit to construct an airport terminal in Buffalo, New York, and a six-year, $11 million military housing maintenance contract plus a five-year, $6 million contract extension to provide military base operation and maintenance services for the Civil unit.


 LIQUIDITY AND CAPITAL RESOURCES

 Net cash provided by operating activities was $8,101,000 for the first nine months of 1995, compared to net cash used in operating activities of $7,184,000 for the same period in 1994. The most significant source of cash from operating activities during 1995 was a reduction of $15,745,000 in accounts receivable and other contract-related assets. This reduction reflects a cash flow improvement from the first nine months of 1994 by $24,744,000, due to the combination of lower 1995 business volumes and significant cash collections related to claims resolutions on certain construction contracts. The most significant use of cash from operating activities was a decrease in accounts payable and other accrued expenses by $13,836,000. This decrease adversely affected cash flow relative to the comparable 1994 period by $14,619,000, and is primarily attributable to the lower volume of business and a change in the Company's construction contract mix toward more self-performed work in 1995 relative to the fourth quarter of 1994. Self-performed work requires payments to the Company's employees as the work is performed, while subcontracted work requires payments to subcontractors only after the Company receives related payments from its customers.

 Net cash used in investing activities was $2,521,000 for the first nine months of 1995, compared to $4,366,000 for the first nine months of 1994. This amount solely comprises capital expenditures for both periods. During the first nine months of 1994, non-recurring capital expenditures totaling $974,000 related to the completion of renovations to the Company's office building in Beaver, Pennsylvania, were incurred. The remainder of the

                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 13


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES (Cont.)

 current year reduction reflects management's concerted effort to more closely monitor capital expenditures in 1995.

 Net cash used in financing activities was $3,450,000 for the first nine months of 1995 compared to net cash provided by financing activities of $10,488,000 in 1994. The 1995 usage resulted from the repayment of all borrowings on the Company's revolving credit facility during the first nine months of 1995.

 The Company's working capital increased slightly during the first nine months of 1995 to $23,965,000 at September 30, 1995, from $22,391,000 at December
 31, 1994. The current ratio increased to 1.32:1 at September 30, 1995, compared to 1.26:1 at December 31, 1994. These improvements reflect the result of the Company being in an invested position of $3,657,000 at September 30, 1995, as compared with a net borrowed position at the end of 1994.

 In April 1995, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. This agreement provides for a decreasing commitment amount, which covers loans and letters of credit, through May 31, 1996. The initial commitment of $17,500,000 was reduced to $15,500,000 as of September 30, 1995, and will be further reduced by $1,000,000 at the end of each calendar quarter. As of September 30, 1995, there were no borrowings outstanding under the credit agreement. During the third quarter of 1995, the Company reduced the outstanding letters of credit by approximately $2,900,000 to $4,001,000 by securing its insurance program through a bonding arrangement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements through May 31, 1996.

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

                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 14


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES (Cont.)

 volumes. Management has already reduced overhead significantly and will reduce it further if business conditions require such actions. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that funds generated from operations and existing short-term and potential long-term borrowing capabilities will be sufficient to meet its operating requirements for the next year.

                                                                   PART I
                                                                FORM 10-Q
                                                                  PAGE 15


             Independent Accountant's Review Report

 October 18, 1995

 To the Shareholders and Board of Directors of Michael Baker Corporation

 We have reviewed the accompanying condensed consolidated balance sheet of Michael Baker Corporation (a Pennsylvania Corporation) and subsidiaries (the Company) as of September 30, 1995, and the related condensed consolidated statements of income and of cash flows for the 3-month and 9-month periods then ended. This financial information is the responsibility of the Company's management.

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

 Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information as of September 30, 1995, and for the 3-month and 9-month periods then ended, for it to be in conformity with generally accepted accounting principles.

 The condensed consolidated statements of income and cash flows for the 9-month period ended September 30, 1994, represent the combination of the condensed statements for the 3-month period ended September 30, 1994, reviewed by us, and the condensed statements for the 6-month period ended June 30, 1994, reviewed by other independent accountants whose report dated July 19, 1994, stated that they were not aware of any material modifications that should be made to such interim financial information for it to be in conformity with generally accepted accounting principles.

 We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, of changes in shareholders' investment and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 1995, except as to Note 6, which is as of April 13, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

 PRICE WATERHOUSE LLP
 Pittsburgh, Pennsylvania

                                                                   PART II
                                                                 FORM 10-Q
                                                                   PAGE 16


                  PART II.  OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K
           --------------------------------

      (a) The following exhibits are included herewith as a part of this
 Report:

         Exhibit No.              Description
         -----------             ------------

               15     Letter regarding unaudited interim financial information

       (b) Reports on Form 8-K

         During the third quarter ended September 30, 1995, the Company filed no reports on Form 8-K.





                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MICHAEL BAKER CORPORATION


 Dated: November 6, 1995                     By: /s/ J. Robert White
                                                 ---------------------
                                                  J. Robert White
                                                     Executive Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer