Form 10-K
period 1995-12-31
BAKER MICHAEL CORP
filed 1996-03-28
CIK 9263

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                        COMMISSION FILE NUMBER 1-6627
                          MICHAEL BAKER CORPORATION
                          -------------------------
           (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                               25-0927646
------------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

AIRPORT OFFICE PARK, BUILDING 3, 420 ROUSER ROAD, CORAOPOLIS, PA      15108
-----------------------------------------------------------------     -----
(Address of principal executive offices)                            (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (412) 269-6300
                                                            -------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of Class           Name of each exchange on which registered
    --------------           -----------------------------------------
COMMON STOCK, PAR VALUE
   $1 PER SHARE                       AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X        No
                                                          ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      ------------

The Registrant estimates that as of March 15, 1996, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,307,520 shares of Common Stock and 1,234,384 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group, and the Registrant's Employee Stock Ownership Plan) of the Registrant was $21,911,382 for the Common Stock and $542,471 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of March 15, 1996, the Registrant had outstanding 7,045,116 shares of its Common Stock and 1,351,675 shares of its Series B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

                                               Parts of Form 10-K into which
         Document                                 Document is incorporated
---------------------------------------------------------------------------

Financial Section of Annual Report to Shareholders
  for the year ended December 31, 1995                       I, II
Proxy Statement to be distributed in connection with
  the 1996 Annual Meeting of Shareholders                     III

NOTE WITH RESPECT TO FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Exhibit 13.1 hereto, which is incorporated by reference into
Item 7 of Part II, contains forward-looking statements concerning future operations and performance of the Registrant. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Such statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                         PART I

Item 1.    Business
          -----------

Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering, construction, and operations and technical services worldwide. Effective January 1, 1995, the Registrant reorganized into five market-focused business units (segments)--Buildings, Civil, Energy, Environmental and Transportation-- from its former three operating groups (Engineering, Construction, and Operations & Maintenance).

Information regarding the amounts of revenue, operating profit and identifiable assets attributable to the Registrant's newly restated industry segments is contained in Note 4 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 1995 by ENGINEERING NEWS RECORD magazine, Baker ranks 46th among U.S. design firms, 12th among transportation design firms, 81st among global design firms, 93rd among U.S. construction contractors, 190th among international construction contractors and 64th among U.S. construction management at-risk firms. In addition, according to an annual listing published in 1995 by GOVERNMENT EXECUTIVE magazine, Baker ranks 152nd among government contractors. The rankings were based on 1994 revenues, except for the government contractor ranking which was based on 1994 contract awards.

           Business Units
           ----------------

BUILDINGS. The Buildings unit consolidated the former Construction Group's general construction, construction management and design-build division with the former Engineering Group's facility planning and design unit to pursue the growing design-build market. The following are the principal services provided by the Buildings unit:
           o  Architecture
           o  Engineering
           o  Planning
           o  Construction management and consulting
           o  Design-build
           o  General construction

CIVIL.   The Civil unit combined the Registrant's civil engineering and water resources division with its military operations & maintenance service division, Baker Support Services, Inc. ("BSSI"). This unit has consolidated Baker's military infrastructure work in planning and operations & maintenance, to improve its ability to market to, and serve, the U.S. Department of Defense, a major Baker client. The following list comprises the primary services provided by the Civil unit:
          o Engineering, planning, design and program management
          o Geographic information systems
          o Photogrammetric mapping
          o Waste/wastewater systems development
          o Water resources management
          o Military facilities planning and program management
          o Military base operations support
          o Fiber-optic cable engineering
          o Design-build-operate

ENERGY.   The Energy unit comprises Baker/MO Services, Inc. ("Baker/MO") and
Baker/OTS, Inc. ("Baker/OTS"). This unit focuses on providing operations & maintenance and technical services within the domestic and international energy industry. Baker/MO provides specialized services to the oil and gas, utility, and petrochemical industries, while Baker/OTS provides operations and technical services to major international oil and gas producers. The major services provided by the Energy unit are as follows:
          o Facility operations and maintenance
          o Operations analysis
          o Equipment maintenance and overhaul
          o Training programs
          o Pipeline development and design
          o Technical consulting and personnel
          o Engineering and construction management
          o Design-build-operate oil & gas facilities

ENVIRONMENTAL.   The Environmental unit continues to operate in its pre-1995 form, but became a separate business unit in 1995. The principal services provided by the Environmental unit include:
          o Site characterization
          o Remediation design and construction management
          o Air quality management
          o Process safety management
          o Human health/ecological risk assessment
          o Occupational health and safety compliance
          o Environmental regulation compliance, audits and permitting
          o Groundwater/wastewater treatment
          o Facility design-build-operate

TRANSPORTATION.   The Transportation unit merged the engineering capabilities in highways, bridges, transit, aviation and rail, with the heavy and highway construction capabilities of the former Construction Group. This merger has enhanced the Registrant's existing capabilities to serve transportation clients, created a strong construction management team, and positioned Baker to serve the evolving design-build and privatization markets. The major services provided by the Transportation unit are the following:
          o Planning
          o Design
          o Construction
          o Construction management and inspection
          o Program management for surface and air transportation
          o Design-build-operate

           Domestic and Foreign Operations
           -------------------------------

Approximately 95% of the Registrant's total contract revenues are derived from work performed within the United States. Of those domestic-based revenues, the majority comprises engineering and construction work performed in the Northeast region of the U.S. The Registrant's international-based revenues are derived primarily from Baker/OTS and relate to operations and technical services performed outside the U.S. Baker/OTS provides the majority of its services in the Middle East and Africa.

           Funded and Unfunded Backlog
           ---------------------------

The Registrant's funded backlog, which comprises that portion of uncompleted work represented by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work, was $300 million at December 31, 1995 vs. $283 million at December 31, 1994. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), was $508 million at December 31, 1995 vs. $468 million at December 31, 1994.

There is not necessarily a correlation between the foregoing figures and the Registrant's annual total contract revenues. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Registrant's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Registrant's experience has been that these optional contract renewals have generally been exercised. Funded backlog generally is highest during the last quarter of each of the Registrant's fiscal years because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many such government contract renewals occur.

           Customers
           ---------

No individual contract accounted for more than 10% of the Registrant's total contract revenues in 1995, 1994 or 1993; however, several contracts with the State of Illinois provided 10.5% and 13.5% of the Registrant's total contract revenues in 1995 and 1994, respectively. Several contracts with the U.S. Department of Navy also provided 10.9%, 12.1% and 10.9% of the Registrant's 1995, 1994 and 1993 total contract revenues, respectively.

           Competitive Conditions
           ----------------------

The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous firms which provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive bidding process, subject to the contractors' qualifications, licensure and demonstrated abilities. The Baker business units employ extensive cost estimating, scheduling and other computerized techniques for the preparation of these competitive bids. Private-sector contractors compete on the bases of qualifications and licensure, quality of performance, price of services and other related factors. Such private-sector contracts are generally awarded on a negotiated basis.

The Registrant believes that the principal competitive factors (in various orders of importance) in the areas of services it offers are quality of service, reputation, experience, technical proficiency and cost of service. The Registrant believes that it is well positioned to compete effectively by emphasizing its full range of professional services.

           Seasonality
           -----------

Based upon the Registrant's experience, total contract revenues and net income during the first and fourth quarters from engineering and construction-related services tend to be lower than the remaining quarters due to winter weather conditions, particularly for projects in the Northeast and Midwest regions of the United States.

           Personnel
           -----------

At December 31, 1995, the Registrant employed approximately 3,100 persons, broken down by business unit as follows:

        Buildings unit--470           Environmental unit--210
        Civil unit--1,210             Transportation unit--610
        Energy unit--570              Corporate staff--30

None of the Registrant's engineering employees are represented by labor unions; however, its construction personnel are generally covered by collective bargaining agreements, as are certain BSSI employees in the Civil unit. Currently, the Registrant considers its relationships with labor unions to be good.

Item 2.    Properties
           ----------
The principal office of the Registrant is located at the Airport Office Park, 420 Rouser Road, Coraopolis, Pennsylvania 15108, at which approximately
122,000 square feet of office space is leased for use by the Registrant's Buildings, Environmental and Transportation units and, to a much lesser extent, by its corporate staff. The Registrant owns a 75,000 square foot office building located in Beaver County, Pennsylvania, which is situated on a 175 acre site and utilized as the principal office of the Registrant's Civil unit.

The Registrant leases an aggregate of approximately 388,000 square feet of office-related floor space, including the principal office. The space leased by business unit is as follows:

The Buildings unit leases approximately 66,000 square feet in:
          Orlando, Florida         Coraopolis, Pennsylvania
          Chicago, Illinois        Pittsburgh, Pennsylvania

The Civil unit leases approximately 89,000 square feet in:
          Baltimore, Maryland      Dallas, Texas
          Jackson, Mississippi     Alexandria, Virginia
          Vestal, New York         Virginia Beach, Virginia

The Energy unit leases approximately 28,000 square feet in:
          Cypress, Texas           Middlesex, United Kingdom
          Abu Dhabi, United Arab Emirates

Environmental Unit leases approximately 49,000 square feet in:
          Merrillville, Indiana    Coraopolis, Pennsylvania
          Princeton, New Jersey

The Transportation unit leases approximately 132,000 square feet in:
          Anchorage, Alaska        Coraopolis, Pennsylvania
          Phoenix, Arizona         Gibsonia, Pennsylvania
          Fort Smith, Arkansas     Harrisburg, Pennsylvania
          Tampa, Florida           Pittsburgh, Pennsylvania
          Chicago, Illinois        Richmond, Virginia
          Princeton, New Jersey    Virginia Beach, Virginia
          Elmsford, New York       Charleston, West Virginia

The Corporate staff utilizes approximately 24,000 square feet of leased space in Coraopolis and New Brighton, Pennsylvania.

Item 3.        Legal Proceedings
               -----------------
The Registrant has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Registrant's business. After consultations with counsel, management believes that the Registrant has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Registrant. The most significant of these proceedings are discussed below.

In 1987, a lawsuit was brought in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Registrant and one of its wholly-owned subsidiaries, that asserts breach of contract and alleges damages of $13 million. The Registrant, which was not a party to the contract underlying the lawsuit, contends that there is no jurisdiction with respect to the Registrant and that it cannot be held liable for any conduct of the subsidiary. Both the Registrant and the subsidiary are contesting liability issues and have filed cross-claims and third-party claims against the other entities involved in the project.

In September 1991, the Registrant, through a newly formed subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI", formerly Mellon Stuart Construction, Inc.), acquired certain assets and contracts from Federal Street Construction Co., Inc. ("FSC"), which thereafter continued to perform services under various contracts that were not acquired by BMSCI. On May 11, 1992, a public body that had contracted with FSC in 1989 to construct a $38 million project filed a lawsuit in state court in Illinois (County of Cook v. Mellon Stuart Company, et al., Circuit Court, Illinois) against FSC and its surety alleging various claims in connection with the contract. This contract was not acquired by BMSCI, but the plaintiff also named the Registrant, BMSCI and another subsidiary as defendants based upon a legal theory of successor liability by virtue of the sale of certain assets and contracts to BMSCI by FSC. On November 15, 1995, a motion was granted ordering that the settlement agreement between FSC and the public body was entered into in good faith, and the case against the Registrant and its subsidiaries was dismissed without prejudice.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1995.

Executive Officers of the Registrant
------------------------------------

The following represents a listing of executive officers of the Registrant as of December 31, 1995.

CHARLES I. HOMAN - Age 52; President, Chief Executive Officer and a Director of the Registrant since October 1994. Mr. Homan previously served as Executive Vice President of the Registrant from 1990 through September 1994, and as President of Michael Baker, Jr., Inc., a subsidiary of the Registrant, from 1983 through September 1994. He has been employed by the Registrant in various capacities since 1965. Mr. Homan has also served as a director of Century Financial Corporation since 1994.

J. ROBERT WHITE - Age 53; Executive Vice President, Chief Financial Officer and Treasurer of the Registrant since July 1994, and a Director since August 1994. Prior to joining the Registrant, Mr. White served 21 years in various capacities with Westinghouse Electric Corp., most recently as Assistant Director of Investor Relations from 1989 through June 1994.

DONALD J. NELSON - Age 51; Executive Vice President of the Registrant from 1991 until his resignation in January 1996. Mr. Nelson previously served as a Director from 1984 through April 1994, and as Chief Financial Officer of the Registrant from 1987 through April 1994. He had been employed by the Registrant in various capacities since 1965.

DONALD P. FUSILLI, Jr. - Age 44; Executive Vice President of the Registrant since 1991 and President of Baker/MO Services, Inc., a subsidiary of the Registrant, since May 1995. Mr. Fusilli previously served as General Counsel and Secretary of the Registrant from 1986 through August 1994. He has been employed by the Registrant in various capacities since 1973.

JOHN C. HAYWARD - Age 48; Executive Vice President of the Registrant since January 1995 and President of Michael Baker Jr., Inc. since October 1994. Mr. Hayward previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through September 1994. He has been employed by the Registrant in various capacities since 1974.

ANDREW P. PAJAK - Age 46; Executive Vice President of the Registrant since January 1995 and President of Baker Environmental, Inc., a subsidiary of the Registrant, since 1990. Mr. Pajak previously served as Senior Vice President of Baker Environmental, Inc. from 1988 through 1990. He has been employed by the Registrant in various capacities since 1981.

EDWARD L. WILEY - Age 52; Executive Vice President of the Registrant since January 1995 and Executive Vice President of Michael Baker Jr., Inc. since October 1994. Mr. Wiley previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through September 1994. He has been employed by the Registrant in various capacities since 1968.

GLENN S. BURNS - Age 46; Executive Vice President of the Registrant and President of BMSCI since May 1995. Mr. Burns previously served as Vice President, General Counsel and Secretary of the Registrant from August 1994 to October 1995 and as Assistant General Counsel from 1991 through August 1994. Prior to 1991 and at the time of the acquisition of certain assets and contracts of FSC by BMSCI, Mr. Burns served as General Counsel for FSC.

H. JAMES MCKNIGHT - Age 51; Vice President, General Counsel and Secretary of the Registrant since September 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from November 1992 through February 1995. Prior to being self-employed, Mr. McKnight was Vice President, General Counsel and Secretary for Vectura Group, Inc.

Executive officers of the Registrant serve at the pleasure of the Board of Directors and are elected by the Board annually for a term of office extending through the election and qualification of their successors.

                         PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          ------------------------------------------------------------
                            Holder Matters
                           ---------------

Information relating to the market for the Registrant's Common Stock and other matters related to the holders thereof is set forth in the "Supplemental Financial Information" section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Registrant's present policy is to retain any earnings to fund the operations and growth of the Registrant. The Registrant has not paid any cash dividends since 1983 and has no plans to do so for the foreseeable future. The declaration and payment of dividends is currently limited to $2 million through May 31, 1998, by the Registrant's secured credit agreement with Mellon Bank, N.A.

At March 15, 1996, the Registrant had 1,595 Common Stock holders and 730 Series B Common Stock holders.

Item 6.        Selected Financial Data
               -----------------------

A summary of selected financial data for the Registrant, including each of the last five fiscal years in the period ended December 31, 1995, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                              and Results of Operations
                              -------------------------

A discussion of the Registrant's financial condition, cash flows and results of operations is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Exhibit 13.1 to this Form 10-K. Such discussion is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 16, 1996, except as to Notes 6 and 12, which are as of March 22, 1996, are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and the "Supplemental Financial Information" section, which follows within the same exhibit, are incorporated herein by reference. The report of Arthur Andersen LLP on the consolidated financial statements for the year ended December 31, 1993, is dated February 14, 1994, and attached hereto as Exhibit 99.3.

Item 9.        Changes in and Disagreements With Accountants on
               ------------------------------------------------
                   Accounting and Financial Disclosure
                  -----------------------------------
Not applicable.

                          PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1996 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1996 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1996 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 1996 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a)(1)     The following financial statements are incorporated in Item 8 of
Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

           Consolidated Balance Sheet as of December 31, 1995 and 1994

           Consolidated Statement of Income for the three years ended December 31, 1995

           Consolidated Statement of Cash Flows for the three years ended December 31, 1995

           Consolidated Statement of Shareholders' Investment for the three years ended December 31, 1995

           Notes to Consolidated Financial Statements

           Report of Independent Accountants (Price Waterhouse LLP)

The report of Arthur Andersen LLP on the consolidated financial statements for the year ended December 31, 1993, is attached hereto as Exhibit 99.3.

(a)(2)    Financial Statement Schedule for the three years ended
             December 31, 1995:

                Schedule II - Valuation and Qualifying Accounts

                Report of Independent Accountants on Financial Statement
                 Schedule for the two years ended December 31, 1995 (included as Exhibit 99.2 to this Form 10-K)

                Report of Independent Public Accountants on Financial
                 Statement Schedule for the year ended December 31, 1993 (included within Exhibit 99.3 to this Form 10-K)

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   The following exhibits are included herewith as a part of this Report:

Exhibit No.              Description
-----------              -----------
       10.1          Agreement for the sale and purchase of the
                     whole of the issued share capital of certain
                     companies among Messrs. Robert A. Rudin, John
                     P. Prendergast, David S. Hall and Baker/OTS
                     Inc., filed as Exhibit 1 to the Registrant's
                     Report on Form 8-K dated March 17, 1993, and
                     incorporated herein by reference.

       10.2          1995 Incentive Compensation Plan of Michael
                     Baker Corporation, filed herewith.

       10.3          Asset Purchase Agreement by and among Mellon
                     Stuart Company, Cameron Construction Company,
                     Mellon Stuart Construction, Inc. and the
                     Registrant, filed as Exhibit 1 to the
                     Registrant's Report on Form 8-K dated
                     September 3, 1991, and incorporated herein by reference.

       10.4          Employment Agreement dated as of April 12,
                     1988, Supplemental Agreement No. 1 dated as of March 17, 1992, and Supplemental Agreement
                     No. 2 dated as of October 1, 1994 by and between the Registrant and Richard L. Shaw, filed as Exhibit 10.6 to the Registrant's
                     Annual Report on Form 10-K for the year ended
                     December 31, 1994, and incorporated herein by reference.

       10.5 Second Amended and Restated Credit Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of April 13, 1995, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

       10.6          First Amendment to Second Amended and Restated
                     Credit Agreement by and among Michael Baker
                     Corporation and Subsidiaries and Mellon Bank,
                     N.A. dated as of March 22, 1996, filed
                     herewith.

       10.7          Michael Baker Corporation 1995 Stock Incentive
                     Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders, and incorporated herein by reference.

       13.1          Financial Section of Annual Report to
                     Shareholders for the year ended December 31,

                     1995, including Selected Financial Data,
                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations,
                     Consolidated Financial Statements as of
                     December 31, 1995 and for the three years then ended, Report of Independent Accountants (Price
                     Waterhouse LLP), and Supplemental Financial
                     Information, filed herewith.

       21.1          Subsidiaries of the Registrant, filed herewith.

       23.1          Consent of Independent Accountants (Price
                     Waterhouse LLP), filed herewith.

       23.2          Consent of Independent Public Accountants
                     (Arthur Andersen LLP), filed herewith.

       99.1          Form 11-K for the Michael Baker Corporation
                     Employee Stock Ownership Plan for the year ended December 31, 1995, filed herewith.

       99.2          Report of Independent Accountants (Price
                     Waterhouse LLP) on financial statement schedule for the two years ended December 31, 1995, filed herewith.

       99.3          Report of Independent Public Accountants
                     (Arthur Andersen LLP) on consolidated financial statements and on financial statement schedule for the year ended December 31, 1993, filed herewith.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of 1995.

                             SIGNATURES
                            ------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MICHAEL BAKER CORPORATION

Dated: March 28, 1996                By /s/ Charles I. Homan
                                        --------------------
                                        Charles I. Homan, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                      Title                       Date

/s/ Richard L. Shaw         Chairman of the Board        March 28, 1996
-------------------
Richard L. Shaw


/s/ Charles I. Homan        Director, President          March 28, 1996
---------------------       and Chief Executive
Charles I. Homan            Officer


/s/ J. Robert White         Director, Executive          March 28, 1996
-------------------         Vice President,
J. Robert White             Chief Financial
                            Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)


-------------------         Director                     March 28, 1996
William J. Copeland



/s/ Roy V. Gavert, Jr.      Director                     March 28, 1996
----------------------
Roy V. Gavert, Jr.


/s/ Jack B. Hoey            Director                     March 28, 1996
--------------------
Jack B. Hoey


/s/ Thomas D. Larson        Director                     March 28, 1996
---------------------
Thomas D. Larson


----------------------      Director                    March 28, 1996
Konrad M. Weis


/s/ William A. Wulf         Director                    March 28, 1996
-----------------------
William A. Wulf

MICHAEL BAKER CORPORATION
Schedule II - Valuation and Qualifying Accounts
For the three years ended December 31, 1995
(In thousands)

--------------------------------------------------------------------------
     Column A       Column B           Column C      Column D      Column E
                                      Additions
                             ------------------------
                                          Charge to
                  Balance at   Charge to other accts  Deductions  Balance at
   Description    beg. of yr.   expense   describe    describe*    end of yr
---------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1995:

Allowance for
doubtful accts        $667         $1,000     $0          ($310)     $1,357
---------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1994:

Allowance for
doubtful accts      $2,305         $2,076     $0        ($3,714)       $667
----------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1993:

Allowance for
doubtful accts        $529         $1,904     $0          ($128)     $2,305
----------------------------------------------------------------------------

* Accounts receivable written off during the year.

                     ANNUAL REPORT ON FORM 10-K
                 FOR THE YEAR ENDED DECEMBER 31, 1995
                               EXHIBITS

Exhibit No.                    Description
-----------                    -----------
   10.1            Agreement for the sale and purchase of the whole
                   of the issued share capital of certain companies
                   among Messrs. Robert A. Rudin, John P.
                   Prendergast, David S. Hall and Baker/OTS Inc.,
                   filed as Exhibit 1 to the Registrant's Report on
                   Form 8-K dated March 17, 1993, and incorporated
                   herein by reference.

   10.2            1995 Incentive Compensation Plan of Michael Baker
                   Corporation, filed herewith.

   10.3            Asset Purchase Agreement by and among Mellon
                   Stuart Company, Cameron Construction Company,
                   Mellon Stuart Construction, Inc. and the
                   Registrant, filed as Exhibit 1 to the
                   Registrant's Report on Form 8-K dated September 3,
                   1991, and incorporated herein by reference.

   10.4            Employment Agreement dated as of April 12, 1988,
                   Supplemental Agreement No. 1 dated as of March
                   17, 1992, and Supplemental Agreement No. 2 dated as of October 1, 1994 by and between the Registrant and Richard L. Shaw, filed as Exhibit
                   10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   10.5 Second Amended and Restated Credit Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of April 13, 1995, filed as Exhibit 10.11 to the
                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   10.6            First Amendment to Second Amended and Restated
                   Credit Agreement by and among Michael Baker
                   Corporation and Subsidiaries and Mellon Bank,
                   N.A. dated as of March 22, 1996, filed herewith.

   10.7            Michael Baker Corporation 1995 Stock Incentive
                   Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders, and incorporated herein by reference.

   13.1            Financial Section of Annual Report to
                   Shareholders for the year ended December 31, 1995, including Selected Financial Data,
                   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations, Consolidated
                   Financial Statements as of December 31, 1995 and for the three years then ended, Report of Independent Accountants (Price Waterhouse LLP), and Supplemental Financial Information, filed herewith.

   21.1            Subsidiaries of the Registrant, filed herewith.

   23.1            Consent of Independent Accountants (Price
                   Waterhouse LLP), filed herewith.

   23.2            Consent of Independent Public Accountants (Arthur
                   Andersen LLP), filed herewith.

   99.1            Form 11-K for the Michael Baker Corporation
                   Employee Stock Ownership Plan for the year ended
                   December 31, 1995, filed herewith.

   99.2            Report of Independent Accountants (Price
                   Waterhouse LLP) on financial statement schedule for the two years ended December 31, 1995, filed herewith.

   99.3            Report of Independent Public Accountants (Arthur
                   Andersen LLP) on consolidated financial
                   statements and on financial statement schedule for the year ended December 31, 1993, filed herewith.