Form 10-Q
period 1996-03-31
BAKER MICHAEL CORP
filed 1996-05-14
CIK 9263

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996


                  Commission file number 1-6627

                    MICHAEL BAKER CORPORATION
                    --------------------------
      (Exact name of registrant as specified in its charter)
          PENNSYLVANIA                                     25-0927646
          -------------                                    ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA      15108
- ----------------------------------------------------------------      -----
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

          As of March 31, 1996:
          --------------------
          Common Stock             7,045,588 shares
          Series B Common Stock    1,351,203 shares

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

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 2

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
 ===========================================================================
                                              For the three months ended
                                              --------------------------
                                              March 31, 1996    March 31, 1995
 ---------------------------------------------------------------------------
                                  (In thousands, except per share amounts)
 Total contract revenues                        $84,019          $86,543

 Cost of work performed                          73,338           76,563
 --------------------------------------------------------------------------
           Gross profit                          10,681            9,980

 General and administrative expenses              9,853            9,111
 --------------------------------------------------------------------------
           Income from operations                   828              869

 Other income/(expense):
      Interest expense                              (31)            (124)
      Interest income                               131               27
      Other, net                                     20               57
 --------------------------------------------------------------------------
           Income before income taxes               948              829

 Provision for income taxes                         436              398
 --------------------------------------------------------------------------
           Net income                              $512             $431
 ==========================================================================

           Net income per share                   $0.06            $0.05
 ==========================================================================

  The accompanying notes are an integral part of this financial statement.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 3


 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
 ===========================================================================

 ASSETS                                        March 31, 1996   Dec. 31, 1995
 ----------------------------------------------------------------------------
                                                     (In thousands)
Current Assets
      Cash                                          $9,420        $14,303
      Trade receivables                             56,339         53,708
      Cost of contracts in progress, plus estimated
       earnings recorded, less billings thereon     19,240         19,104
      Prepaid expenses and other                     8,165          7,816
 --------------------------------------------------------------------------
           Total current assets                     93,164         94,931
 --------------------------------------------------------------------------

 Property, Plant and Equipment, net                 12,320         12,558

 Other Assets
      Goodwill, net of accum. amort. of $1,738,000
        and $1,649,000 at Mar. 31, 1996 and
        Dec. 31, 1995, respectively                  5,564          4,667
      Other intangible assets, net of accum. amort.
        of $1,762,000 and $1,625,000 at Mar. 31, 1996
        and Dec. 31, 1995, respectively              2,341          2,467
      Other assets                                   3,040          2,753
 -------------------------------------------------------------------------
           Total other assets                       10,945          9,887
 -------------------------------------------------------------------------

           Total assets                           $116,429       $117,376
 =========================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 4

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
 ===========================================================================

 LIABILITIES AND SHAREHOLDERS' INVESTMENT    March 31, 1996    Dec. 31, 1995
 ---------------------------------------------------------------------------
                                                     (In thousands)
Current Liabilities
      Current portion of long-term debt                $1,517       $1,204
      Accounts payable                                 25,858       30,879
      Accrued employee compensation                     6,159        5,703
      Accrued insurance                                 5,936        6,204
      Other accrued expenses                           16,320       15,261
      Excess of billings on contracts in progress over
       cost and estimated earnings recorded thereon    12,334       10,494
 --------------------------------------------------------------------------
           Total current liabilities                   68,124       69,745
 --------------------------------------------------------------------------

 Shareholders' Investment
      Common Stock, par value $1, authorized 44,000,000
       shares, issued 7,046,000 and 7,012,000 shares at
       Mar. 31, 1996 and Dec. 31, 1995, respectively    7,046        7,012
      Series B Common Stock, par value $1, authorized
       6,000,000 shares, issued 1,351,000 and 1,352,000
       shares at Mar. 31, 1996 and Dec. 31, 1995,
       respectively                                     1,351        1,352
      Paid-in surplus                                  36,663       36,534
      Retained earnings                                 3,245        2,733
 -------------------------------------------------------------------------
           Total shareholders' investment              48,305       47,631
 -------------------------------------------------------------------------

           Total liab. and shareholders' investment  $116,429     $117,376
 =========================================================================

 The accompanying notes are an integral part of this financial statement.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 5

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
 ===========================================================================
                                           For the three months ended
                                           --------------------------
                                             March 31, 1996  March 31, 1995
 ---------------------------------------------------------------------------
                                                  (In thousands)
 Cash Flows from Operating Activities
 Net income                                              $512         $431
 Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                     1,160        1,272
      Deferred income taxes                               (47)        (406)
      Changes in assets and liabilities:
        (Incr)/decr in receivables, contracts in
          progress and advance billings                  (927)       8,399
        Decr in accounts payable and accrued expenses  (3,451)     (12,000)
        Increase in other net assets                   (1,420)        (311)
 -------------------------------------------------------------------------
           Total adjustments                           (4,685)      (3,046)
 -------------------------------------------------------------------------
           Net cash used in operating activities       (4,173)      (2,615)
 -------------------------------------------------------------------------

 Cash Flows from Investing Activities
      Additions to property, plant and equipment         (698)        (726)
 -------------------------------------------------------------------------
           Net cash used in investing activities         (698)        (726)
 -------------------------------------------------------------------------

 Cash Flows from Financing Activities
      Proceeds from revolving credit loans                 --        4,880
      Repayments of long-term debt                        (12)      (1,415)
 -------------------------------------------------------------------------
           Net cash (used in)/prov. by financing activ.   (12)       3,465
 -------------------------------------------------------------------------

 Net (decrease)/increase in cash                       (4,883)         124
 Cash at beginning of year                             14,303        3,605
 -------------------------------------------------------------------------

 Cash at end of period                                 $9,420       $3,729
 =========================================================================

 Supplemental Disclosure of Cash Flow Data
      Interest paid                                       $17         $309
      Income taxes paid                                   $31          $16
 =========================================================================

  The accompanying notes are an integral part of this financial statement.
/TABLE

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 6

                          MICHAEL BAKER CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF AND FOR THE PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)


 NOTE 1 - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consists of the following (in thousands):

                                               At 3/31/96     At 12/31/95
                                               -----------    -----------
 Land                                          $    693      $    693
 Buildings and improvements                       6,030         5,952
 Equipment and vehicles                          28,812        28,202
 -----------------------------------------------------------------------
     Total, at cost                              35,535        34,847

 Less - Accumulated depreciation                 23,215        22,289
 -----------------------------------------------------------------------

     Net property, plant and equipment          $12,320       $12,558
 =======================================================================

 NOTE 2 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

 In March 1996, the Company entered into an amended secured credit agreement (the "Agreement") with Mellon Bank, N.A. Under its terms, the Agreement provides for a commitment of $25 million through May 31, 1998. Under the Agreement, the commitment includes the sum of the principal amount of revolving credit borrowings outstanding and the aggregate face value of outstanding letters of credit.

 As of March 31, 1996, no borrowings were outstanding; however, letters of credit totaling $6,608,000 were outstanding under the Agreement.


 NOTE 3 - EARNINGS PER SHARE

 Per share computations are based upon weighted averages of 8,397,277 and 8,363,552 shares for the three-month periods ended March 31, 1996 and 1995, respectively.

 The Company's 1995 Stock Incentive Plan had no significant impact on earnings per share for the three-month periods ended March 31, 1996 and 1995.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 7

                          MICHAEL BAKER CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF AND FOR THE PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)


 NOTE 4 - LITIGATION

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

 The only significant proceeding relates to a lawsuit brought in 1987 in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Company and one of its wholly-owned subsidiaries, that asserts breach of contract and alleges damages of $13,000,000. The Company, which was not a party to the contract underlying the lawsuit, contends that there is no jurisdiction with respect to the Company and that it cannot be held liable for any conduct of the subsidiary. Both the Company and the subsidiary are contesting liability issues and have filed cross-claims and third-party claims against other entities involved in the project.

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 8


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 TOTAL CONTRACT REVENUES

 Total contract revenues were $84.0 million for the first quarter of fiscal 1996, compared to $86.5 million for the same period in fiscal 1995, a decrease of $2.5 million. The Transportation and Civil business units showed increases in total contract revenues of $3.3 million and $3.1 million, respectively, offset by a decrease from the Buildings business unit of $7.7 million. Transportation's overall increase is attributable to its construction division which improved revenues primarily through work performed on a new contract awarded during the first quarter of 1996 and by generating significantly higher volumes on an existing contract. The increase in the Civil unit's revenue is the result of its engineering division having performed work on a new contract in Mexico.

 The reduction in the Buildings unit's revenues resulted from the substantial completion of Baker Support Services' military housing renovation business and from lower volumes in its construction division. A significant portion of the construction division's 1995 new work was awarded in the second half of the year and, because of winter weather conditions, did not significantly enhance its revenues for the first quarter of 1996.

 GROSS PROFIT

 The Company's gross profit of $10.7 million for the first quarter of 1996 represents a 7% improvement over the gross profit of $10.0 million from its year ago first quarter. As a percentage of total contract revenues, gross profit climbed to 12.7% in the first quarter of 1996 from 11.5% in the first quarter of 1995. These overall increases resulted principally from improvements in the Transportation and Buildings units. Within the Transportation unit, improved project performance on contracts in its engineering division caused the increase. The improvement in the Buildings unit resulted from a combination of having completed certain lower profitability jobs since the prior year and a margin improvement on one significant contract during the first quarter of 1996.

 GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative ("G&A") expenses increased to $9.9 million for the first quarter of 1996 from $9.1 million in the prior year first quarter.
 This increase is partially attributable to higher marketing costs, particularly in the Buildings and Transportation business units, as a

                                                                   PART I
                                                                FORM 10-Q
                                                                   PAGE 9

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 GENERAL AND ADMINISTRATIVE EXPENSES (CONT.)

 result of the hiring of several new employees and the redirection of certain existing employees toward better marketing the Company's integrated services. In addition, an asset acquisition which became effective January 1, 1996 also caused higher G&A expenses in the Transportation and Civil units during the first quarter of 1996.


 INCOME TAXES

 The Company had a provision for income taxes of 46.0% and 48.0% for the first quarter of 1996 and 1995, respectively. The 1996 provision rate decrease primarily reflects certain increases in estimated tax benefits on prior year expenditures offset by an increase in foreign taxes.


 CONTRACT BACKLOG

 The funded backlog of work to be performed was $322 million as of March 31, 1996, compared to funded backlog of $300 million at December 31, 1995. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

 Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), was $512 million as of March 31, 1996 and $508 million as of December 31, 1995. Among the more significant new projects added during the first quarter of 1996 were a $12 million project for infrastructure construction services to be provided by the Buildings unit at the Buffalo Airport and a $24 million project for a major street renovation project in Chicago by the Transportation unit. In addition, another $12 million of total backlog at March 31, 1996 relates to new work added through the asset acquisition which became effective January 1, 1996.


 LIQUIDITY AND CAPITAL RESOURCES

 Net cash used in operating activities was $4.2 million for the first quarter of 1996, compared to $2.6 million for the same period in 1995. The 1996 increase in cash used resulted from higher receivables associated with several new projects and one existing project.

                                                                  PART I
                                                               FORM 10-Q
                                                                 PAGE 10

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES (Cont.)

 Net cash used in investing activities approximated $700,000 for the first quarters of 1996 and 1995. This amount solely comprises capital expenditures for both periods.

 Net cash used in financing activities was negligible for the first quarter of 1996, as compared with net cash provided by financing activities of $3.5 million for the first quarter of 1995. The Company borrowed working capital under its revolving credit facility in the first quarter of 1995 and then totally repaid such borrowings later in the year. The long-term debt repayments made in the first quarter of 1995 related principally to the subsidiaries acquired and asset purchases made in 1990 and 1991.

 Working capital decreased slightly during the first quarter of 1996 to $25.0 million at March 31, 1996, from $25.2 million at December 31, 1995. The current ratio increased slightly to 1.37:1 at the end of the first quarter of 1996, compared to 1.36:1 at the end of fiscal 1995.

 In March 1996, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. Under its terms, the agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 1998. As of March 31, 1996, no borrowings were outstanding; however, letters of credit totaling $6.6 million were outstanding under the agreement.

 The Company is required to provide bid and performance bonding on certain construction contracts, and has a $350 million bonding line available through Aetna Casualty and Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for the foreseeable future.

 A significant portion of the Company's cash flow is dependent upon appropriations of public funds and financial terms under long-term contracts. The Company's short- and long-term liquidity will be affected by the improved but still narrow margins on construction work in backlog, and its ability to sustain profitable operations and to control costs during periods of lower volumes. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that its funds generated from operations, its existing credit facility and its longer-term borrowing capabilities will be sufficient to meet its operating requirements for the foreseeable future.

                                                                   PART II
                                                                 FORM 10-Q
                                                                   PAGE 11


                  PART II.  OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K
         --------------------------------

        (b)  Reports on Form 8-K

             During the quarter ended March 31, 1996, the Company filed no reports on Form 8-K.




                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICHAEL BAKER CORPORATION


 Dated: May 13, 1996                      By: /s/ J. Robert White
                                               -----------------------
                                               J. Robert White
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Treasurer