Form 10-Q
period 1996-06-30
BAKER MICHAEL CORP
filed 1996-08-12
CIK 9263

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996


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

          As of June 30, 1996:
          --------------------
          Common Stock               7,045,957 shares
          Series B Common Stock      1,350,834 shares

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 1


                        MICHAEL BAKER CORPORATION
                        -------------------------


PART I.  FINANCIAL INFORMATION
- -------  ---------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Certain 1995 financial statement amounts have been reclassified to conform with 1996 classifications. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
============================================================================
                                                For the three months ended
                                             -------------------------------
                                              June 30, 1996    June 30, 1995
- ----------------------------------------------------------------------------
                                    (In thousands, except per share amounts)
Total contract revenues                          $102,996         $88,946

Cost of work performed                             90,782          77,535
- ----------------------------------------------------------------------------
          Gross profit                             12,214          11,411

General and administrative expenses                10,049           9,487
- ----------------------------------------------------------------------------
          Income from operations                    2,165           1,924

Other income/(expense):
     Interest expense                                 (15)           (134)
     Interest income                                   85              21
     Other, net                                       158              41
- ----------------------------------------------------------------------------
          Income before income taxes                2,393           1,852

Provision for income taxes                          1,101             937
- ----------------------------------------------------------------------------
          Net income                               $1,292            $915
============================================================================

          Net income per share                      $0.15           $0.11
============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
============================================================================
                                                For the six months ended
                                             -------------------------------
                                              June 30, 1996    June 30, 1995
- ----------------------------------------------------------------------------
                                    (In thousands, except per share amounts)
Total contract revenues                          $187,015         $175,490

Cost of work performed                            164,395          154,189
- ----------------------------------------------------------------------------
          Gross profit                             22,620           21,301

General and administrative expenses                19,627           18,508
- ----------------------------------------------------------------------------
          Income from operations                    2,993            2,793

Other income/(expense):
     Interest expense                                 (46)            (258)
     Interest income                                  216               48
     Other, net                                       178               99
- ----------------------------------------------------------------------------
          Income before income taxes                3,341            2,682

Provision for income taxes                          1,537            1,336
- ----------------------------------------------------------------------------
          Net income                               $1,804           $1,346
============================================================================

          Net income per share                      $0.21            $0.16
============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
============================================================================
ASSETS                                          June 30, 1996  Dec. 31, 1995
- ----------------------------------------------------------------------------
                                                      (In thousands)
Current Assets
     Cash                                           $4,473         $14,303
     Trade receivables                              66,421          53,708
     Cost of contracts in progress, plus estimated
       earnings recorded, less billings thereon     22,302          19,104
     Prepaid expenses and other                      8,934           7,816
- ----------------------------------------------------------------------------
          Total current assets                     102,130          94,931
- ----------------------------------------------------------------------------

Property, Plant and Equipment, net                  11,922          12,558

Other Assets
     Goodwill, net of accumulated amortization of
       $1,827,000 and $1,649,000 at June 30, 1996
       and December 31, 1995, respectively           5,475           4,667
     Other intangible assets, net of accumulated
       amortization of $1,899,000 and $1,625,000
       at June 30, 1996 and December 31, 1995,
       respectively                                  2,204           2,467
     Other assets                                    3,023           2,753
- ----------------------------------------------------------------------------
          Total other assets                        10,702           9,887
- ----------------------------------------------------------------------------

          Total assets                            $124,754        $117,376
============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
============================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT         June 30, 1996 Dec. 31, 1995
- ----------------------------------------------------------------------------
                                                        (In thousands)
Current Liabilities
     Notes payable                                    $1,280       $1,204
     Accounts payable                                 30,560       30,879
     Accrued employee compensation                     6,596        5,703
     Accrued insurance                                 6,072        6,204
     Other accrued expenses                           17,750       15,261
     Excess of billings on contracts in progress
       over cost and est. earnings recorded thereon   12,899       10,494
- ----------------------------------------------------------------------------
          Total current liabilities                   75,157       69,745
- ----------------------------------------------------------------------------

Shareholders' Investment
     Common Stock, par value $1, authorized 44,000,000
       shares, issued 7,046,000 and 7,012,000 shares
       at June 30, 1996 and December 31, 1995,
       respectively                                    7,046        7,012
     Series B Common Stock, par value $1, authorized
       6,000,000 shares, issued 1,351,000 and
       1,352,000 shares at June 30, 1996 and
       December 31, 1995, respectively                 1,351        1,352
     Paid-in surplus                                  36,663       36,534
     Retained earnings                                 4,537        2,733
- ---------------------------------------------------------------------------
          Total shareholders' investment              49,597       47,631
- ---------------------------------------------------------------------------

          Total liab. and shareholders' investment  $124,754     $117,376
===========================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 6

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
=============================================================================
                                                  For the six months ended
                                                 ----------------------------
                                                 June 30, 1996  June 30, 1995
- -----------------------------------------------------------------------------
                                                        (In thousands)
Cash Flows from Operating Activities
Net income                                           $1,804         $1,346
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
    Depreciation and amortization                     2,392          2,585
    Deferred income taxes                               461           (314)
    Changes in assets and liabilities:
     (Increase)/decrease in receivables, contracts
      in progress and advance billings              (13,506)         9,754
     Increase/(decrease) in accounts payable
      and accrued expenses                            3,018        (10,603)
     Increase in other net assets                    (2,670)           (79)
- ----------------------------------------------------------------------------
     Total adjustments                              (10,305)         1,343
- ----------------------------------------------------------------------------
     Net cash (used in)/prov by operating act.       (8,501)         2,689
- ----------------------------------------------------------------------------
Cash Flows from Investing Activities
     Additions to property, plant and equipment      (1,317)        (2,000)
- ----------------------------------------------------------------------------
     Net cash used in investing activities           (1,317)        (2,000)
- ----------------------------------------------------------------------------
Cash Flows from Financing Activities
     Repayments of revolving credit loans                 0         (1,553)
     Repayments of long-term debt                       (12)        (1,415)
- ----------------------------------------------------------------------------
     Net cash used in financing activities              (12)        (2,968)
- ----------------------------------------------------------------------------
Net decrease in cash                                 (9,830)        (2,279)
Cash at beginning of year                            14,303          3,605
- ----------------------------------------------------------------------------
Cash at end of period                                $4,473         $1,326
============================================================================
Supplemental Disclosure of Cash Flow Data
     Interest paid                                      $33           $419
     Income taxes paid                                 $204           $313
============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 7

                         MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE PERIODS ENDED JUNE 30, 1996
                               (Unaudited)


NOTE 1 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                             At 6/30/96      At 12/31/95
                                             ---------------------------
Land                                          $    693        $    693
Buildings and improvements                       6,059           5,952
Equipment and vehicles                          29,018          28,202
- ------------------------------------------------------------------------
    Total, at cost                              35,770          34,847

Less - Accumulated depreciation                 23,848          22,289
- ------------------------------------------------------------------------
    Net property, plant and equipment          $11,922         $12,558
========================================================================

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

As of June 30, 1996, no borrowings were outstanding; however, letters of credit totaling $4.0 million were outstanding under the Agreement.


NOTE 3 - EARNINGS PER SHARE

Earnings per share computations are based upon weighted average shares of 8,410,851 and 8,363,552 for the three-month periods, and 8,404,064 and 8,363,552 for the six-month periods, ended June 30, 1996 and 1995, respectively.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 8

                         MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                AS OF AND FOR THE PERIODS ENDED JUNE 30, 1996
                               (Unaudited)


NOTE 3 - EARNINGS PER SHARE (Cont.)

The Company's 1995 Stock Incentive Plan and 1996 Nonemployee Directors' Stock Incentive Plan had no significant impact on earnings per share for the three-month or six-month periods ended June 30, 1996 and 1995.


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

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 9

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $103.0 million for the second quarter of 1996, compared to $88.9 million for the second quarter of 1995, an increase of $14.1 million. The Civil business unit accounted for $8.1 million of this increase, while the Buildings, Energy and Transportation units each showed second quarter increases in the $1.8 to $2.1 million range. The increase in the Civil unit's revenue is primarily the result of its engineering division having generated second quarter revenues totaling $6.0 million on a significant contract in Mexico that was awarded during late 1995.

Total contract revenues were $187.0 million for the first six months of 1996 compared to $175.5 million for the same period in 1995, an increase of $11.5 million. Inherent in this overall improvement are increases of $11.1 million and $5.1 million in the Civil and Transportation business units, respectively, offset by a decrease in the Buildings unit of $5.7 million. Again, Civil's increase relates primarily to work performed on its significant engineering contract in Mexico. Transportation's increase is attributable to its construction division which improved revenues through work performed on several new contracts. The reduction in the Buildings unit's revenues resulted primarily from the completion of Baker Support Services' military housing renovation business.

GROSS PROFIT

The Company's gross profit of $12.2 million for the second quarter of 1996 represents a 7% improvement over the gross profit of $11.4 million from its year ago second quarter. The most significant individual component of the improvement in gross profit emanated from the Energy business unit, wherein Baker/MO benefitted from profitable new business in its technical services division. As a percentage of total contract revenues, gross profit decreased to 11.9% in the second quarter of 1996 from 12.8% in the second quarter of 1995. While the Civil unit increased its gross profit in the second quarter of 1996, its gross profit expressed as a percentage of total contract revenues decreased slightly. This is again attributable to the aforementioned engineering contract in Mexico which has realized a lower margin to date than is normal for that division, due to the lower margins on its subcontracted components.

                                                                   FORM 10-Q
                                                                      PART I
                                                                     PAGE 10

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROSS PROFIT (Cont.)

Gross profit for the first six months of 1996 was $22.6 million versus $21.3 million for the first six months of 1995, representing a 6% increase. The major contributors to this increase included the Civil and Energy business units for the same reasons as mentioned in the preceding paragraph. As a percentage of total contract revenues, gross profit was 12.1% in both years' six-month periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased to $10.0 million for the second quarter of 1996 from $9.5 million in 1995's second quarter. This increase is partially attributable to higher marketing costs, particularly in the Civil, Buildings and Transportation business units, as a result of the hiring of several employees and the redirection of certain existing employees toward marketing the Company's integrated services. In addition, an asset acquisition which became effective January 1, 1996 also caused higher G&A expenses in the Transportation and Civil units during the second quarter of 1996.

G&A expenses increased to $19.6 million for the first six months of 1996 from $18.5 million for the same period in 1995. This increase is attributable to the same reasons as provided in the preceding paragraph.

INCOME TAXES

The Company had a provision for income taxes of 46.0% and 50.6% for the second quarter, and 46.0% and 49.8% for the first six months, of 1996 and 1995, respectively. The 1996 provision rate decreases primarily reflect certain increases in estimated tax benefits on prior year expenditures, partially offset by an increase in foreign taxes.


CONTRACT BACKLOG

The funded backlog of work to be performed was $301 million as of June 30, 1996, compared to funded backlog of $300 million at December 31, 1995. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

                                                                   FORM 10-Q
                                                                      PART I
                                                                     PAGE 11

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTRACT BACKLOG (Cont.)

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), was $528 million as of June 30, 1996 and $508 million as of December 31, 1995. Some of the more significant new projects added during the second quarter of 1996 were by the Civil business unit and included a $14.5 million project for multi-family housing maintenance at Patrick Air Force Base in Florida, a $12.5 million project for master planning services for the United States Army Corps of Engineers' Fort Worth District and an $11.5 million project for vehicle operations and maintenance services at Naval Station Mayport in Florida. The Transportation unit also added an $8 million contract to provide infrastructure construction services at a railyard site.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $8.5 million for the first six months of 1996, compared to net cash provided by operating activities of $2.7 million for the same period in 1995. The 1996 increase in cash used resulted primarily from higher receivables associated with several new projects, a number of existing projects and the overall higher volumes achieved during the second quarter.

Net cash used in investing activities was $1.3 million for the first six months of 1996 compared to $2.0 million in the first six months of 1995. This amount solely comprises capital expenditures for both periods.

Net cash used in financing activities was negligible for the first six months of 1996, as compared with net cash used in financing activities of $3.0 million for the first six months of 1995. The Company repaid most of its borrowed working capital under its revolving credit facility in the first half of 1995 and then totally repaid such borrowings later in the year.

Working capital increased slightly during the first six months of 1996 to $27.0 million at June 30, 1996, from $25.2 million at December 31, 1995. The current ratio remained the same as of June 30, 1996 and December 31, 1995 at 1.36:1.

In March 1996, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. Under its terms, the agreement provides for a commitment of $25 million, which covers borrowings and letters of credit,

                                                                   FORM 10-Q
                                                                      PART I
                                                                     PAGE 12

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Cont.)

through May 31, 1998. As of June 30, 1996, no borrowings were outstanding; however, letters of credit totaling $4.0 million were outstanding under the agreement.

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

                                                                   FORM 10-Q
                                                                     PART II
                                                                     PAGE 13

                         PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          (a) The Company's annual meeting of shareholders was held on May 13, 1996.

          (b) Each of management's nominees to the board of directors, as listed in the Company's proxy statement, was elected. There was no solicitation in opposition to management's nominees.

          (c) The first matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

             Name of Director      Votes for      Votes withheld
             ----------------      ---------      --------------
             Charles I. Homan      18,020,002       248,020
             Thomas D. Larson      18,184,991        83,031
             Richard L. Shaw       18,145,455       122,567
             Konrad M. Weis        17,906,659       361,363
             J. Robert White       18,075,025       192,997
             William A. Wulf       17,441,829       826,193

             The votes cast by holders of the Company's Common Stock in approving the following directors were:

             Name of Director      Votes for      Votes withheld
             ----------------      ---------      --------------
             William J. Copeland    5,974,219        53,843
             Roy V. Gavert, Jr.     5,980,977        47,085
             Jack B. Hoey           5,981,326        46,736

             The second and final matter voted upon at the meeting was the adoption of the 1996 Nonemployee Directors' Stock Incentive Plan, which will provide long-term incentive compensation to all nonemployee directors. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving such plan were 15,076,614 votes in favor, 2,746,847 votes against, and 444,561 abstentions.

                                                                   FORM 10-Q
                                                                     PART II
                                                                     PAGE 14

                   PART II.  OTHER INFORMATION (Cont.)


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (b)  Reports on Form 8-K

                During the quarter ended June 30, 1996, the Company filed no reports on Form 8-K.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICHAEL BAKER CORPORATION


Dated: August 12, 1996                By:  /s/ J. Robert White
                                      -------------------------
                                      Executive Vice President, Chief
                                        Financial Officer and Treasurer