Form 10-Q
period 1996-09-30
BAKER MICHAEL CORP
filed 1996-11-05
CIK 9263

                                   FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                       Commission file number 1-6627

                         MICHAEL BAKER CORPORATION
                         -------------------------
          (Exact name of registrant as specified in its charter)
           PENNSYLVANIA                             25-0927646
           ------------                             ----------
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA      15108
----------------------------------------------------------------      -----
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

          Yes     X         No
               --------         --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of September 30, 1996:
         -------------------------
         Common Stock                   7,050,320 shares
         Series B Common Stock          1,349,971 shares

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 1

                      MICHAEL BAKER CORPORATION
                      -------------------------


PART I.  FINANCIAL INFORMATION
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

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
=============================================================================
                                             For the three months ended
                                         ------------------------------------
                                          Sept. 30, 1996     Sept. 30, 1995
-----------------------------------------------------------------------------
                                   (In thousands, except per share amounts)
Total contract revenues                      $114,710           $90,620

Cost of work performed                        102,340            80,215
-----------------------------------------------------------------------------
          Gross profit                         12,370            10,405

General and administrative expenses            10,121             8,316
-----------------------------------------------------------------------------
          Income from operations                2,249             2,089

Other income/(expense):
     Interest expense                             (15)              (57)
     Interest income                               65                32
     Other, net                                    34               (15)
-----------------------------------------------------------------------------
          Income before income taxes            2,333             2,049

Provision for income taxes                      1,073             1,020
-----------------------------------------------------------------------------
          Net income                           $1,260            $1,029
=============================================================================

          Net income per share                  $0.15             $0.12
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
=============================================================================
                                                 For the nine months ended
-----------------------------------------------------------------------------
                                              Sept. 30, 1996   Sept. 30, 1995
-----------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Total contract revenues                          $301,725         $266,110

Cost of work performed                            266,735          234,403
-----------------------------------------------------------------------------
          Gross profit                             34,990           31,707

General and administrative expenses                29,748           26,825
-----------------------------------------------------------------------------
          Income from operations                    5,242            4,882

Other income/(expense):
     Interest expense                                 (61)            (316)
     Interest income                                  281               81
     Other, net                                       212               84
-----------------------------------------------------------------------------
          Income before income taxes                5,674            4,731

Provision for income taxes                          2,610            2,355
-----------------------------------------------------------------------------
          Net income                               $3,064           $2,376
=============================================================================

          Net income per share                      $0.36            $0.28
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
=============================================================================
ASSETS                                         Sept. 30, 1996   Dec. 31, 1995
-----------------------------------------------------------------------------
                                                     (In thousands)
Current Assets
     Cash                                            $7,547         $14,303
     Trade receivables                               70,870          53,708
     Cost of contracts in progress, plus
       estimated earnings recorded,
        less billings thereon                        22,319          19,104
     Prepaid expenses and other                       6,886           7,816
-----------------------------------------------------------------------------
          Total current assets                      107,622          94,931
-----------------------------------------------------------------------------

Property, Plant and Equipment, net                   12,631          12,558

Other Assets
     Goodwill, net of accumulated amortization
       of $1,916,000 and $1,649,000 at
       September 30, 1996 and December 31, 1995,
       respectively                                   5,386           4,667
     Other intangible assets, net of accumulated
       amortization of $2,031,000 and $1,625,000
       at September 30, 1996 and December 31, 1995,
       respectively                                   2,071           2,467
     Other assets                                     3,253           2,753
-----------------------------------------------------------------------------
          Total other assets                         10,710           9,887
-----------------------------------------------------------------------------

          Total assets                             $130,963        $117,376
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
=============================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT        Sept. 30, 1996  Dec. 31, 1995
-----------------------------------------------------------------------------
                                                        (In thousands)
Current Liabilities
     Notes payable                                    $1,526        $1,204
     Accounts payable                                 34,459        30,879
     Accrued employee compensation                     6,338         5,703
     Accrued insurance                                 6,775         6,204
     Other accrued expenses                           15,896        15,261
     Excess of billings on contracts in progress
       over cost and estimated earnings recorded
       thereon                                        15,095        10,494
-----------------------------------------------------------------------------
         Total current liabilities                    80,089        69,745
-----------------------------------------------------------------------------

Shareholders' Investment
     Common Stock, par value $1, authorized
       44,000,000 shares, issued 7,050,000 and
       7,012,000 shares at September 30, 1996
       and December 31, 1995, respectively             7,050         7,012
     Series B Common Stock, par value $1, authorized
       6,000,000 shares, issued 1,350,000 and
       1,352,000 shares at September 30, 1996
       and December 31, 1995, respectively             1,350         1,352
     Paid-in surplus                                  36,677        36,534
     Retained earnings                                 5,797         2,733
-----------------------------------------------------------------------------
         Total shareholders' investment               50,874        47,631
-----------------------------------------------------------------------------

         Total liab. and shareholders' investment   $130,963      $117,376
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 6

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
=============================================================================
                                                 For the nine months ended
-----------------------------------------------------------------------------
                                               Sept. 30, 1996  Sept. 30, 1995
-----------------------------------------------------------------------------
                                                      (In thousands)
Cash Flows from Operating Activities
Net income                                          $3,064         $2,376
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
     Depreciation and amortization                   3,673          3,937
     Deferred income taxes                           1,094            327
     Changes in assets and liabilities:
       (Increase)/decrease in receivables,
         contracts in prog. and advance billings   (15,776)        15,745
       Increase/(decrease) in accounts payable
         and accrued expenses                        5,753        (13,836)
       Increase in other net assets                 (1,434)          (448)
-----------------------------------------------------------------------------
         Total adjustments                          (6,690)         5,725
-----------------------------------------------------------------------------
         Net cash (used in)/prov. by operating act. (3,626)         8,101
-----------------------------------------------------------------------------
Cash Flows from Investing Activities
      Additions to property, plant and equipment    (3,118)        (2,521)
-----------------------------------------------------------------------------
         Net cash used in investing activities      (3,118)        (2,521)
-----------------------------------------------------------------------------
Cash Flows from Financing Activities
      Repayments of revolving credit loans               0         (2,035)
      Repayments of long-term debt                     (12)        (1,415)
-----------------------------------------------------------------------------
         Net cash used in financing activities         (12)        (3,450)
-----------------------------------------------------------------------------
Net (decrease)/increase in cash                     (6,756)         2,130
Cash at beginning of year                           14,303          3,605
-----------------------------------------------------------------------------
Cash at end of period                               $7,547         $5,735
=============================================================================
Supplemental Disclosure of Cash Flow Data
     Interest paid                                     $57           $520
     Income taxes paid                                $324           $518
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 7

                           MICHAEL BAKER CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1996
                               (Unaudited)


NOTE 1 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                         Sept. 30, 1996    Dec. 31, 1995
                                         -------------------------------
Land                                        $    693         $    693
Buildings and improvements                     6,334            5,952
Equipment and vehicles                        30,377           28,202
------------------------------------------------------------------------
    Total, at cost                            37,404           34,847

Less - Accumulated depreciation              (24,773)         (22,289)
------------------------------------------------------------------------

    Net property, plant and equipment        $12,631          $12,558
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

As of September 30, 1996, no borrowings were outstanding; however, letters of credit totaling $4.0 million were outstanding under the Agreement.


NOTE 3 - EARNINGS PER SHARE

Earnings per share computations are based upon weighted average shares of 8,401,760 and 8,371,838 for the three-month periods, and 8,403,296 and 8,366,314 for the nine-month periods, ended September 30, 1996 and 1995, respectively.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 8

                           MICHAEL BAKER CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1996
                               (Unaudited)


NOTE 3 - EARNINGS PER SHARE (Cont.)

The Company's 1995 Stock Incentive Plan and 1996 Nonemployee Directors' Stock Incentive Plan had no significant impact on earnings per share for the three-month or nine-month periods ended September 30, 1996 and 1995.


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

                                                                    FORM 10-Q
                                                                       PART I
                                                                       PAGE 9

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $114.7 million for the third quarter of 1996, compared to $90.6 million for the same period in 1995, an increase of $24.1 million. The Buildings unit accounted for $12.1 million of this overall increase, while the Civil unit contributed an additional $10.5 million. The increase in the Buildings unit's revenue was almost entirely attributable to its significant construction contract for an airport terminal in Buffalo. The Civil unit's increase resulted primarily from its engineering division having generated third quarter revenues totaling $7.0 million from its contract to provide engineering services in Mexico. Both of these contracts were awarded in late 1995 and contributed no third quarter 1995 revenues.

Total contract revenues were $301.7 million for the first nine months of 1996 compared to $266.1 million for the same period in 1995, an increase of $35.6 million. The Civil unit was responsible for $21.7 million of this overall revenue increase, whereas the Buildings and Transportation units had increases of $6.4 million and $5.3 million, respectively. Again, the Civil unit's increase primarily relates to its significant engineering contract in Mexico.

GROSS PROFIT

The Company's gross profit of $12.4 million for the third quarter of 1996 represents a 19% improvement over the gross profit of $10.4 million from its year ago third quarter. The most significant components of this overall increase emanated from the Energy and Civil units. As a percentage of total contract revenues, gross profit decreased to 10.8% in the third quarter of 1996 from 11.5% in the third quarter of 1995. While the Civil unit increased its gross profit in the third quarter of 1996, its gross profit expressed as a percentage of total contract revenues decreased. Civil's decrease in profitability percentages explains the majority of the Company's related overall decrease and is related to its contract in Mexico which has realized lower than normal margins to date. These lower margins are attributable to this project's more significant subcontracted components (on which lower margins are earned) than are typical for engineering contracts and a conservative reporting of earnings pending the resolution of certain project-related issues. This contract is expected to be completed in early 1997. The Energy unit recorded third quarter improvements in both its gross profit and profitability percentages. This resulted mainly from Baker/MO having received several awards of profitable new work since the prior year.

                                                                    FORM 10-Q
                                                                       PART I
                                                                      PAGE 10

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROSS PROFIT (Cont.)

Gross profit for the first nine months of 1996 was $35.0 million versus
$31.7 million for the first nine months of 1995, a 10% increase. The Civil, Energy and Transportation units each contributed to this overall increase.
The Transportation unit's nine-month improvement was partially attributable to a construction contract litigation settlement which adversely affected its 1995 results. The Civil and Energy units increased for the same reasons as mentioned in the preceding paragraph. As a percentage of total contract revenues, gross profit was 11.6% for the first nine months of 1996 versus 11.9% for the same period in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased to $10.1 million for the third quarter of 1996 from $8.3 million in the prior year third quarter. This increase in G&A expenses primarily reflects the 1996 general increase in revenue volumes. Expressed as a percentage of total contract revenues, G&A expenses decreased from 9.2% in the third quarter of 1995 to 8.8% in 1996.

G&A expenses increased by $2.9 million to $29.7 million for the first nine months of 1996 versus $26.8 million for the same period in 1995. This increase is also related to the 1996 increase in revenue volumes. G&A expenses expressed as a percentage of total contract revenues decreased slightly from 10.1% for the first nine months of 1995 to 9.9% over the same period in 1996.

INCOME TAXES

The Company had provisions for income taxes of 46.0% for the third quarter and first nine months of 1996 and 49.8% for the same periods in 1995. The 1996 provision rate decrease primarily reflects certain current year tax benefits attributable to prior year expenditures, as partially offset by a 1996 increase in foreign taxes paid.

                                                                    FORM 10-Q
                                                                       PART I
                                                                      PAGE 11

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTRACT BACKLOG

The funded backlog of work to be performed was $311 million as of September 30, 1996, compared to funded backlog of $300 million at December 31, 1995. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), was $506 million as of September 30, 1996 and $508 million as of December 31, 1995. Among the more significant new projects added during the third quarter of 1996 were three five-year Civil unit contracts totaling $22.4 million to provide communications equipment maintenance for two military bases and multi-family housing maintenance at another base, a $9.8 million Environmental unit subcontract for engineering services to be provided to the U.S. Navy under its ten-year CLEAN II Program, a $7.7 million Buildings unit contract to construct a parking garage, and two Energy unit contracts totaling $9.3 million to provide operations and maintenance services for certain off-shore and shore-based oil and gas production facilities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.6 million for the first nine months of 1996, compared to net cash provided by operating activities of $8.1 million for the same period in 1995. The 1996 increase in cash used resulted from higher receivables associated with the overall higher revenue volumes achieved during the third quarter.

Net cash used in investing activities approximated $3.1 million for the first nine months of 1996 compared to $2.5 million in the first nine months of 1995. These amounts solely comprise capital expenditures for both periods.

Net cash used in financing activities was negligible for the first nine months of 1996, as compared with net cash used in financing activities of $3.4 million for the first nine months of 1995. The Company repaid all borrowings under its revolving credit facility during the first nine months of 1995.

Working capital increased marginally during the first nine months of 1996 to $27.5 million at September 30, 1996, from $25.2 million at December 31, 1995. The current ratio was 1.34:1 at the end of the first nine months of 1996, compared to 1.36:1 at year-end 1995.

                                                                    FORM 10-Q
                                                                       PART I
                                                                      PAGE 12

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Cont.)

In March 1996, the Company entered into an amended secured credit agreement with Mellon Bank, N.A. Under its terms, the agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 1998. As of September 30, 1996, no borrowings were outstanding; however, letters of credit totaling $4.0 million were outstanding under the agreement.

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

                                                                    FORM 10-Q
                                                                      PART II
                                                                      PAGE 13


                     PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (b) Reports on Form 8-K

               During the quarter ended September 30, 1996, the Company filed no reports on Form 8-K.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MICHAEL BAKER CORPORATION


Dated:  November 4, 1996                 By:   /s/ J. Robert White
                                               --------------------
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer