Form 10-K
period 1996-12-31
BAKER MICHAEL CORP
filed 1997-03-28
CIK 9263

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                              Act of 1934
           For the fiscal year ended December 31, 1996
                   Commission file number 1-6627
                      MICHAEL BAKER CORPORATION
                      -------------------------
         (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                        25-0927646
------------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

AIRPORT OFFICE PARK, BUILDING 3, 420 ROUSER ROAD, CORAOPOLIS, PA      15108
-----------------------------------------------------------------     -----
(Address of principal executive offices)                            (Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (412) 269-6300
                                                        --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of Class                 Name of each exchange on which registered
    --------------                 -----------------------------------------
COMMON STOCK, PAR VALUE
 $1 PER SHARE                      AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes   X     No
                                                           ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                  ------------

The Registrant estimates that as of February 28, 1997, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,645,520 shares of Common Stock and 1,226,767 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $31,000,577 for the Common Stock and $893,120 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of February 28, 1997, the Registrant had outstanding 6,848,988 shares of its Common Stock and 1,347,868 shares of its Series B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

                                                  Parts of Form 10-K into which
         Document                                    Document is incorporated
-------------------------------------------------------------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 1996                        I, II
Proxy Statement to be distributed in connection with
  the 1997 Annual Meeting of Shareholders                      III

NOTE WITH RESPECT TO FORWARD LOOKING STATEMENTS:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 thereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning future operations and performance of the Registrant. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Such statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                               PART I

Item 1.    Business
          -----------

Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering, construction, and operations and technical services worldwide. The Registrant is organized into the following five market-focused business unit segments: Buildings, Civil, Energy, Environmental and Transportation.

Information regarding the amounts of revenue, operating profit and identifiable assets attributable to the Registrant's industry segments is contained in Note 3 to the consolidated financial statements, which are included within Exhibit
13.1 to this Form 10-K.  Such information is incorporated herein by reference.

According to the annual listings published in 1996 by ENGINEERING NEWS RECORD magazine, Baker ranks 45th among U.S. design firms, 12th among transportation design firms, 76th among international design firms, 89th among environmental firms and 165th among U.S. construction contractors. These rankings were based on 1995 revenues.


           Business Units
           ----------------

BUILDINGS. The Buildings unit comprises a general construction, construction management and design-build division and a facility planning and design division, that together pursue the growing design-build market.

The following are the principal services provided by the Buildings unit:
           o  Architecture
           o  Engineering
           o  Planning
           o  Construction management and consulting
           o  Design-build
           o  General construction

CIVIL.   The Civil unit comprises the Registrant's civil engineering and water resources division and its military operations & maintenance service division, Baker Support Services, Inc. ("BSSI"). This unit has combined Baker's military infrastructure work in planning and operations & maintenance, to improve its ability to market to, and serve, the U.S. Department of Defense, an important Baker client.

The following are the primary services provided by the Civil unit:
     o Engineering, planning, design and program management
     o Geographic information systems
     o Photogrammetric mapping
     o Waste/wastewater systems development
     o Water resources management
     o Military facilities planning and program management
     o Military base operations support
     o Fiber-optic cable engineering
     o Design-build-operate

ENERGY.   The Energy unit comprises Baker/MO Services, Inc. ("Baker/MO") and
Baker/OTS, Inc. ("Baker/OTS"). This unit focuses on providing operations & maintenance and technical services within the domestic and international energy industry. Baker/MO provides specialized services to the oil and gas, utility, and petrochemical industries, while Baker/OTS provides operations and technical services to major international oil and gas producers, principally outside the United States.

The major services provided by the Energy unit are as follows:
     o Facility operations and maintenance
     o Operations analysis
     o Equipment maintenance and overhaul
     o Training programs
     o Pipeline development and design
     o Technical consulting and personnel
     o Engineering and construction management
     o Design-build-operate oil & gas facilities

ENVIRONMENTAL.   The Environmental unit comprises only one operating
division.  The principal services provided by the Environmental unit include:
     o Site characterization
     o Remediation design and construction management
     o Air quality management
     o Process safety management
     o Human health/ecological risk assessment
     o Occupational health and safety compliance
     o Environmental regulation compliance, audits and permitting
     o Groundwater/wastewater treatment
     o Facility design-build-operate

TRANSPORTATION.   The Transportation unit combines engineering capabilities in highways, bridges, transit, aviation and rail, with heavy and highway construction capabilities in its two divisions. The services provided by this unit have enhanced the Registrant's existing capabilities to serve transportation clients, created a strong construction management team, and positioned Baker to serve the evolving design-build market.

The major services provided by the Transportation unit are the following:
     o Planning
     o Design
     o Construction
     o Construction management and inspection
     o Program management for surface and air transportation
     o Design-build-operate


           Domestic and Foreign Operations
           -------------------------------

Approximately 88% and 92% of the Registrant's total contract revenues were derived from work performed within the United States for the years ended December 31, 1996 and 1995, respectively. Of those domestic-based revenues, the majority comprises engineering and construction work performed in the Northeast region of the U.S. The Registrant's international-based revenues are derived primarily from Baker/OTS and relate to operations and technical services performed outside the U.S. Baker/OTS provides the majority of its services in the Middle East and Africa.

           Funded and Unfunded Backlog
           ---------------------------

The Registrant's funded backlog, which comprises that portion of uncompleted work represented by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work, was $333 million at December 31, 1996 and $300 million at December 31, 1995. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), was $544 million at December 31, 1996 and $508 million at December 31, 1995.

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


           Customers
           ---------

No individual contract accounted for more than 10% of the Registrant's total contract revenues in 1996, 1995 or 1994; however, several contracts with the State of Illinois provided 10.5% and 13.5% of the Registrant's total contract revenues in 1995 and 1994, respectively. Several contracts with the U.S. Department of Navy also provided 10.9% and 12.1% of the Registrant's 1996 and 1995 total contract revenues, respectively.


           Competitive Conditions
           ----------------------

The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous firms which provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive bidding process, subject to the contractors' qualifications and experience. The Baker business units employ extensive cost estimating, scheduling and other computerized techniques for the preparation of these competitive bids. Private-sector contractors compete on the bases of qualifications, quality of performance, price of services and other related factors. Such private-sector contracts are generally awarded on a negotiated basis.

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

           Personnel
           -----------

At December 31, 1996, the Registrant employed approximately 3,720 persons, broken down by business unit as follows:

        Buildings unit--330           Environmental unit--170
        Civil unit--1,360             Transportation unit--870
        Energy unit--950              Corporate staff--40

The Registrant's employees are not represented by labor unions, with the exception of its construction personnel, which are generally covered by collective bargaining agreements, as are certain BSSI employees in the Civil unit. Currently, the Registrant considers its relationships with labor unions to be good.


Item 2.    Properties
           ----------

The principal office of the Registrant is located at the Airport Office Park, 420 Rouser Road, Coraopolis, Pennsylvania 15108, at which approximately 122,000 square feet of office space is leased for use by the Registrant's Civil, Environmental and Transportation units and, to a much lesser extent, by its corporate staff. The Registrant owns a 75,000 square foot office building located in Beaver County, Pennsylvania, which is situated on a 175 acre site and utilized as the principal office of the Registrant's Civil unit.

The Registrant leases an aggregate of approximately 404,000 square feet of office-related floor space, including the principal office. The space leased by business unit is as follows:

    The Buildings unit leases approximately 42,000 square feet in:
          Orlando, Florida         Coraopolis, Pennsylvania
          Chicago, Illinois        Alexandria, Virginia

    The Civil unit leases approximately 106,000 square feet in:
          Phoenix, Arizona         Dallas, Texas
          Baltimore, Maryland      Salt Lake City, Utah
          Jackson, Mississippi     Alexandria, Virginia
          Elmsford, New York       Virginia Beach, Virginia
          Vestal, New York         Mexico City, Mexico
          Coraopolis, Pennsylvania

    The Energy unit leases approximately 21,000 square feet in:
          Lafayette, Louisiana     Abu Dhabi, United Arab Emirates
          Houston, Texas           Middlesex, United Kingdom

    The Environmental Unit leases approximately 43,000 square feet:
          Merrillville, Indiana    Coraopolis, Pennsylvania
          Princeton, New Jersey

    The Transportation unit leases approximately 151,000 square feet in:
          Anchorage, Alaska        Coraopolis, Pennsylvania
          Phoenix, Arizona         Gibsonia, Pennsylvania
          Fort Smith, Arkansas     Harrisburg, Pennsylvania
          Tampa, Florida           Pittsburgh, Pennsylvania
          Atlanta, Georgia         Alexandria, Virginia
          Chicago, Illinois        Richmond, Virginia
          Princeton, New Jersey    Virginia Beach, Virginia
          Elmsford, New York       Charleston, West Virginia

The Corporate staff utilizes approximately 41,000 square feet of leased space in Coraopolis and New Brighton, Pennsylvania.


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



Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1996.

Executive Officers of the Registrant
------------------------------------

The following represents a listing of executive officers of the Registrant as of December 31, 1996.

CHARLES I. HOMAN - Age 53; President, Chief Executive Officer and a Director of the Registrant since 1994. Mr. Homan previously served as Executive Vice President of the Registrant from 1990 through 1994, and as President of Michael Baker, Jr., Inc., a subsidiary of the Registrant, from 1983 through 1994. He has been employed by the Registrant in various capacities since 1965. Mr. Homan has also served as a director of Century Financial Corporation since 1994.

J. ROBERT WHITE - Age 54; Executive Vice President, Chief Financial Officer, Treasurer and a Director of the Registrant since 1994. Prior to joining the Registrant, Mr. White served 21 years in various capacities with Westinghouse Electric Corp., most recently as Assistant Director of Investor Relations from 1989 through 1994.

H. JAMES MCKNIGHT - Age 52; Vice President, General Counsel and Secretary of the Registrant since 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from 1992 through February 1995. Prior to being self-employed, Mr. McKnight was Vice President, General Counsel and Secretary for Vectura Group, Inc.

GLENN S. BURNS - Age 47; Executive Vice President of the Registrant and President of BMSCI since 1995. Mr. Burns previously served as Vice President, General Counsel and Secretary of the Registrant from 1994 to 1995 and as Assistant General Counsel from 1991 through 1994.

DONALD P. FUSILLI, Jr. - Age 45; Executive Vice President of the Registrant since 1991 and President of Baker/MO Services, Inc., a subsidiary of the Registrant, since 1995. Mr. Fusilli previously served as General Counsel and Secretary of the Registrant from 1986 through 1994. He has been employed by the Registrant in various capacities since 1973.

JOHN C. HAYWARD - Age 49; Executive Vice President of the Registrant since 1995 and President of Michael Baker Jr., Inc. since 1994. Mr. Hayward previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1974.

PHILIP A. SHUCET - Age 46; Executive Vice President of the Registrant and President of Baker Environmental, Inc., a subsidiary of the Registrant, since October 1996. Mr. Shucet previously served as Vice President of Michael Baker Jr., Inc. from 1995 through October 1996. Mr. Shucet has been employed by the Registrant in various capacities since 1989.

EDWARD L. WILEY - Age 53; Executive Vice President of the Registrant since 1995 and Executive Vice President of Michael Baker Jr., Inc. since 1994. Mr. Wiley previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1968.

Executive officers of the Registrant serve at the pleasure of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

                            PART II

Item 5.   Market for the Registrant's Common Stock and Related
          ----------------------------------------------------
          Security Holder Matters
          -----------------------

Information relating to the market for the Registrant's Common Stock and other matters related to the holders thereof is set forth in the "Supplemental Financial Information" section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Registrant's present policy is to retain any earnings to fund the operations and growth of the Registrant. The Registrant has not paid any cash dividends since 1983 and has no plans to do so for the foreseeable future. The declaration and payment of dividends is currently limited to $2 million through May 31, 1998, by the Registrant's secured credit agreement with Mellon Bank, N.A. This limitation is expected to be eased in connection with a formal revision of the credit agreement that is currently pending.

At February 28, 1997, the Registrant had 1,566 beneficial holders of its Common Stock and 706 beneficial holders of its Series B Common Stock.


Item 6.        Selected Financial Data
               -----------------------

A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 1996, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.


Item 7.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

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


Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 6, 1997, are set forth within
Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

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

                           PART III

Item 10.     Directors and Executive Officers of the Registrant
             --------------------------------------------------

Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1997 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.


Item 11.  Executive Compensation
          ----------------------

Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1997 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1997 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 1997 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           ------------------------------------------------------
           Form 8-K
           --------

(a)(1)     The following financial statements are incorporated in Item 8 of
           Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

           Consolidated Balance Sheet as of December 31, 1996 and 1995

           Consolidated Statement of Income for the three years ended December 31, 1996

           Consolidated Statement of Cash Flows for the three years ended December 31, 1996

           Consolidated Statement of Shareholders' Investment for the three years ended December 31, 1996

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

(a)(2)     Financial Statement Schedule for the three years ended December 31,
           1996:

           Schedule II - Valuation and Qualifying Accounts

           Report of Independent Accountants on Financial Statement Schedule for the three years ended December 31, 1996
           (included as Exhibit 99.2 to this Form 10-K)

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)     The following exhibits are included herewith as a part of this
           Report:

Exhibit No.              Description
-----------              -----------
      3.1         Articles of Incorporation of the Registrant, as amended,
                  filed as Exhibit 3.1 to the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

      3.2 By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

     10.1         1996 Incentive Compensation Plan of Michael Baker
                  Corporation, filed herewith.

     10.2         Asset Purchase Agreement by and among Mellon Stuart
                  Company, Cameron Construction Company, Mellon Stuart
                  Construction, Inc. and the Registrant, filed as Exhibit 1 to the Registrant's Report on Form 8-K dated September 3,
                  1991, and incorporated herein by reference.

     10.3         Employment Agreement dated as of April 12, 1988,
                  Supplemental Agreement No. 1 dated as of March 17, 1992, and Supplemental Agreement No. 2 dated as of October 1,
                  1994 by and between the Registrant and Richard L. Shaw, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.4         Second Amended and Restated Credit Agreement by and among
                  Michael Baker Corporation and Subsidiaries and Mellon Bank,
                  N.A. dated as of April 13, 1995, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

     10.5         First Amendment to Second Amended and Restated Credit
                  Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of March 22,
                  1996, filed as Exhibit 10.6 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

     10.6 Michael Baker Corporation 1995 Stock Incentive Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders, and incorporated herein by reference.

     10.7         Michael Baker Corporation 1996 Nonemployee Directors'
                  Stock Incentive Plan, filed as Exhibit A to the
                  Registrant's definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, and incorporated herein by reference.

     13.1 Financial Section of Annual Report to Shareholders for the year ended December 31, 1996, including Selected Financial
                  Data, Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Consolidated Financial
                  Statements as of December 31, 1996 and for the three years then ended, Report of Independent Accountants, and Supplemental Financial Information, filed herewith.

     21.1         Subsidiaries of the Registrant, filed herewith.

     23.1         Consent of Independent Accountants, filed herewith.

     99.1         Form 11-K for the Michael Baker Corporation Employee
                  Stock Ownership Plan for the year ended December 31, 1996, filed herewith.

     99.2 Report of Independent Accountants on financial statement schedule for the three years ended December 31, 1996, filed herewith.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of 1996.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MICHAEL BAKER CORPORATION

Dated: March 28, 1997                By /s/ Charles I. Homan
                                        --------------------
                                        Charles I. Homan, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                      Title                  Date



/s/ Richard L. Shaw         Chairman of the Board   March 28, 1997
-------------------
Richard L. Shaw


/s/ Charles I. Homan        Director, President     March 28, 1997
---------------------       and Chief Executive
Charles I. Homan            Officer


/s/ J. Robert White         Director, Executive     March 28, 1997
-------------------         Vice President,
J. Robert White             Chief Financial
                            Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)


-------------------         Director                March 28, 1997
William J. Copeland



/s/ Roy V. Gavert, Jr.      Director                March 28, 1997
----------------------
Roy V. Gavert, Jr.



/s/ Jack B. Hoey            Director                March 28, 1997
--------------------
Jack B. Hoey

/s/ Thomas D. Larson        Director                March 28, 1997
---------------------
Thomas D. Larson


/s/ Konrad M. Weis
--------------------        Director                March 28, 1997
Konrad M. Weis



                            Director                March 28, 1997
-----------------------
William A. Wulf

MICHAEL BAKER CORPORATION
Schedule II - Valuation and Qualifying Accounts
For the three years ended December 31, 1996
(In thousands)


--------------------------------------------------------------------
 Column A      Column B       Column C         Column D    Column E
                             Additions
                         -----------------------
                                    Charged
             Balance at   Charged   to other                Balance
             at begin.      to      accounts-  Deductions-  at end
Description  of year      expense   describe   describe*    of year
------------------------------------------------------------------------
For the year ended December 31, 1996:

Allowance for
doubtful
accounts     $1,357       $  411        $0      ($1,383)     $   385
------------------------------------------------------------------------

For the year ended December 31, 1995:

Allowance for
doubtful
accounts     $  667       $1,000        $0      ($  310)      $1,357
------------------------------------------------------------------------

For the year ended December 31, 1994:

Allowance for
doubtful
accounts     $2,305       $2,076        $0      ($3,714)      $  667
------------------------------------------------------------------------


* For the year ended December 31, 1996, the deduction amount reflects adjustments in the allowance account to match estimated receivable exposures as of year end. For the years ended December 31, 1995 and 1994, the amounts reflect accounts receivable balances written off during the year.