Form 10-Q
period 1997-03-31
BAKER MICHAEL CORP
filed 1997-05-13
CIK 9263

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                         Commission file number 1-6627

                          MICHAEL BAKER CORPORATION
                          --------------------------
              (Exact name of registrant as specified in its charter)
             PENNSYLVANIA                                   25-0927646
            -------------                                   -----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA        15108
----------------------------------------------------------------        -----
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

                         As of March 31, 1997:
             Common Stock           6,850,421 shares
             Series B Common Stock  1,346,435 shares
/TABLE

                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 1


                   MICHAEL BAKER CORPORATION


 PART I.  FINANCIAL INFORMATION

 The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Certain 1996 financial statement amounts have been reclassified to conform with 1997 classifications. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 2

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)
                                            For the three months ended
                                            ---------------------------
                                         MARCH 31, 1997     March 31, 1996
 -------------------------------------------------------------------------
                                    (In thousands, except per share amounts)
 Total contract revenues                      $94,092          $84,019

 Cost of work performed                        83,216           73,613
 ------------------------------------------------------------------------
           Gross profit                        10,876           10,406

 General and administrative expenses           10,397            9,578
 ------------------------------------------------------------------------
           Income from operations                 479              828

 Other income/(expense):
      Interest expense                            (18)             (31)
      Interest income                             130              131
      Other, net                                  518               20
 ------------------------------------------------------------------------
           Income before income taxes           1,109              948

 Provision for income taxes                       532              436
 ------------------------------------------------------------------------
           NET INCOME                            $577             $512
 ========================================================================

           NET INCOME PER SHARE                 $0.07            $0.06
 ========================================================================

 The accompanying notes are an integral part of this financial statement.


                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 3

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEET
 (Unaudited)
 ASSETS                                          MARCH 31, 1997   Dec. 31, 1996
 -----------------------------------------------------------------------------
                                                         (In thousands)
 CURRENT ASSETS
  Cash                                                   $13,847     $10,480
  Receivables                                             61,331      69,621
  Cost of contracts in progress and estimated
    earnings, less billings                               17,339      16,276
  Prepaid expenses and other                               7,618       6,370
 ---------------------------------------------------------------------------
       Total current assets                              100,135     102,747
 ---------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT, NET                       11,775      12,265
 OTHER ASSETS
  Goodwill and other intangible assets, net                7,028       7,242
  Other assets                                             3,359       3,828
 ---------------------------------------------------------------------------
       Total other assets                                 10,387      11,070
 ---------------------------------------------------------------------------
       TOTAL ASSETS                                     $122,297    $126,082
 ============================================================================

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
 ----------------------------------------------------------------------------
 CURRENT LIABILITIES
  Accounts payable                                       $32,860     $34,960
  Accrued employee compensation                            6,069       6,596
  Accrued insurance                                        5,810       5,425
  Other accrued expenses                                  17,349      19,045
  Excess of billings on contracts in progress
   over cost and estimated earnings                        8,881       9,304
 ---------------------------------------------------------------------------
       Total current liabilities                          70,969      75,330
 ---------------------------------------------------------------------------
 SHAREHOLDERS' INVESTMENT
  Common Stock, par value $1, authorized 44,000,000 shares,
     issued 7,057,981 and 7,055,784 shares at March 31, 1997
     and December 31, 1996, respectively                   7,058       7,056
  Series B Common Stock, par value $1, authorized 6,000,000
     shares, issued 1,346,435 and 1,348,632 shares at
     March 31, 1997 and December 31, 1996, respective      1,346       1,349
  Additional paid-in capital                              36,694      36,694
  Retained earnings                                        7,490       6,913
  Less 207,560 shrs of Common Stock in treas, at cost     (1,260)     (1,260)
 ---------------------------------------------------------------------------
       Total shareholders' investment                     51,328      50,752
 ----------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $122,297    $126,082
 ============================================================================

  The accompanying notes are an integral part of this financial statement.
/TABLE

                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 4

 MICHAEL BAKER CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
                                              For the three months ended
                                              --------------------------
                                            MARCH 31, 1997    March 31, 1996
 ----------------------------------------------------------------------------
                                                     (In thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $577             $512
 Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
      Depreciation and amortization                 1,083            1,160
      Deferred income taxes                           180              (47)
      Changes in assets and liabilities:
           Decrease/(increase) in receivables and
            contracts in progress                   6,803             (927)
           Decrease in accounts payable and
            accrued expenses                       (3,938)          (3,451)
           Increase in other net assets              (932)          (1,420)
 ---------------------------------------------------------------------------
                Total adjustments                   3,196           (4,685)
 ---------------------------------------------------------------------------
             Net cash provided by/(used in) operating
              activities                            3,773           (4,173)
 ---------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment     (406)            (698)
 --------------------------------------------------------------------------
             Net cash used in investing activities   (406)            (698)
 ----------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Repayments of long-term debt                      0              (12)
 ---------------------------------------------------------------------------
             Net cash used in financing activities      0              (12)
 ---------------------------------------------------------------------------
 Net increase/(decrease) in cash                    3,367           (4,883)
 Cash at beginning of year                         10,480           14,303
 ---------------------------------------------------------------------------
 CASH AT END OF PERIOD                            $13,847           $9,420
 ===========================================================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
      Interest paid                                   $15              $17
      Income taxes paid                               $63              $31
 ===========================================================================

  The accompanying notes are an integral part of this financial statement.


                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 5

                          MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE PERIOD ENDED MARCH 31, 1997
                               (Unaudited)



 NOTE 1 - PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consists of the following (in thousands):

                                          MARCH 31, 1997    Dec. 31, 1996
                                          --------------    -------------
 Land                                        $    693         $    693
 Buildings and improvements                     6,353            6,345
 Equipment and vehicles                        31,110           30,873
 ------------------------------------------------------------------------
       Total, at cost                          38,156           37,911

 Less - Accumulated depreciation              (26,381)         (25,646)
 ------------------------------------------------------------------------

       Net property, plant and equipment      $11,775          $12,265
 ========================================================================


 NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

 Goodwill and other intangible assets consist of the following (in thousands):

                                         MARCH 31, 1997     Dec. 31, 1996
                                         --------------     --------------
 Goodwill, net of accumulated amortization of
  of $2,095,000 and $2,005,000, respectively    $5,208            $5,297

 Other intangible assets, net of accumulated
  amortization of $1,440,000 and $2,157,000,
  respectively                                   1,820             1,945
-------------------------------------------------------------------------

        Net intangible assets                   $7,028            $7,242
 ========================================================================


                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 6

                          MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE PERIOD ENDED MARCH 31, 1997
                               (Unaudited)




 NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

 In March 1996, the Company entered into an amended secured credit agreement (the "Agreement") with Mellon Bank, N.A. (the "Bank"). Under its terms, the Agreement provides for a commitment of $25 million through May 31, 1998. Under the Agreement, the commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit.

 As of March 31, 1997, no loans were outstanding; however, letters of credit totaling $5,713,000 were outstanding under the Agreement.

 In March 1997, the Company agreed with the Bank to revised and improved terms of its Agreement, under which the $25 million commitment will be extended through May 31, 2000. Other significant terms that have already been agreed between the parties include the release of all security in Company assets held under the Agreement, a reduction in the borrowing rate to the Bank's prime interest rate or other indexed rates that may be lower, and a reduction in the commitment fees to 3/8% per year based on the unused portion of the commitment. The revised Agreement is expected to be signed during the second quarter of 1997.


 NOTE 4 - EARNINGS PER SHARE

 Earnings per share computations are based upon weighted averages of 8,255,310 and 8,397,277 shares outstanding for the three-month periods ended March 31, 1997 and 1996, respectively.

                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 7

                          MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              AS OF AND FOR THE PERIOD ENDED MARCH 31, 1997
                               (Unaudited)




 NOTE 5 - LITIGATION

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

                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 8


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

 TOTAL CONTRACT REVENUES

 Total contract revenues were $94.1 million for the first quarter of 1997, compared to $84.0 million for the same period in 1996, an increase of $10.1 million. With the exception of the Environmental unit, total contract revenues increased for the first quarter of 1997 in all business units. The Civil and Energy units had the greatest increases of $5.5 million and $3.7 million, respectively. Civil's increase resulted from higher 1997 revenues on its significant engineering project in Mexico and from new operations & maintenance ("O&M") contracts on which work commenced during the fourth quarter of 1996. Energy's improvement is primarily attributable to new O&M contracts which were added during the second and third quarters of 1996.

 GROSS PROFIT

 In absolute terms, the Company's gross profit of $10.9 million for the first quarter of 1997 represents a small improvement over the gross profit of $10.4 million from its 1996 first quarter. As a percentage of total contract revenues, however, gross profit decreased to 11.6% in the first quarter of 1997 from 12.4% in the first quarter of 1996. Each of the Company's business units experienced slight decreases in its gross profit percentage. Despite higher 1997 revenues and profitability on its engineering contract in Mexico and on its O&M contracts, the Civil unit's profit percentage decreased due to lower margins achieved on its remaining mix of engineering work. In the Transportation unit, revenues improved by an insignificant amount, while its gross profit declined by 10% due mainly to the recognition of revenue but no profit on a now-completed loss construction contract.

 GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative ("G&A") expenses increased to $10.4 million for the first quarter of 1997 from $9.6 million in the prior year first quarter. This 1997 increase in G&A expenses primarily reflects the general increase in revenue volumes. Expressed as a percentage of total contract revenues, G&A expenses decreased from 11.4% in the first quarter of 1996 to 11.0% in 1997.
                                                                FORM 10-Q
                                                                   PART I
                                                                   PAGE 9


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 OTHER INCOME

 Other income for the first quarter of 1997 included a gain of $0.5 million from the sale of an investment in preferred stock.

 INCOME TAXES

 The Company had provisions for income taxes of 48% for the first quarter of 1997 and 46% for the same period in 1996. The higher 1997 provision rate reflects expected increases in foreign income and withholding taxes.

 NEW ACCOUNTING STANDARD

 In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which changes the computation and presentation of earnings per share ("EPS"). SFAS 128 must be adopted for interim and annual periods ending after December 15, 1997. Early adoption is prohibited, although previously reported EPS amounts will have to be restated upon adoption.

 The Company will adopt SFAS 128 in the fourth quarter of 1997. Based upon management's computations, adoption of the new standard will not have a material effect on previously reported EPS amounts for the first quarter of 1997 and all of 1996.


 CONTRACT BACKLOG

 The funded backlog of work to be performed was $320 million as of March 31, 1997, compared to funded backlog of $333 million at December 31, 1996. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

 Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), was $528 million as of March 31, 1997 and $544 million as of December 31, 1996.

 During the first quarter of 1997, the Company's Transportation unit added to its funded backlog, while the Environmental and Energy units replaced their first quarter revenues with new funded work. The Civil and Buildings units did not replace their revenues with new work, thereby resulting in reductions in their funded backlog amounts.
                                                                FORM 10-Q
                                                                   PART I
                                                                  PAGE 10


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 Net cash provided by operating activities was $3.8 million for the first three months of 1997, compared to net cash used in operating activities of $4.2 million for the same period in 1996. The 1997 increase in cash provided resulted from higher collections of receivables during the first quarter of 1997.

 Net cash used in investing activities approximated $0.4 million for the first three months of 1997 compared to $0.7 million in the first three months of 1996. These amounts solely comprise purchases of property, plant and equipment for both periods.

 Working capital increased marginally during the first three months of 1997 to $29.2 million at March 31, 1997, from $27.4 million at December 31, 1996. The current ratio was 1.41:1 at the end of the first three months of 1997, compared to 1.36:1 at year-end 1996.

 In March 1997, the Company agreed with Mellon Bank, N.A. to revised and improved terms under its credit agreement. Under the revised terms, the commitment of $25 million, which covers loans and letters of credit, will be extended through May 31, 2000, and the bank will release all security in Company assets previously held. As of March 31, 1997, no loans were outstanding; however, letters of credit totaling $5.7 million were outstanding under the agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

 The Company is required to provide bid and performance bonding on certain construction contracts, and has a $350 million bonding line available through Aetna Casualty and Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

 Short and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that its funds generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

                                                               FORM 10-Q
                                                                 PART II
                                                                 PAGE 11


                       PART II.  OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

      (b)  Reports on Form 8-K

         During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K.



                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MICHAEL BAKER CORPORATION


 Dated: May 13, 1997                   By: /s/ J. Robert White
                                          ----------------------
                                           J. Robert White
                                           Executive Vice President, Chief
                                           Financial Officer and Treasurer