Form 10-Q
period 1997-06-30
BAKER MICHAEL CORP
filed 1997-08-13
CIK 9263

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997


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

             Yes         X       No
                      -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            As of June 30, 1997:
            --------------------
            Common Stock             6,856,719 shares
            Series B Common Stock    1,344,737 shares

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

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                For the three months ended
                                               -------------------------------
                                               JUNE 30, 1997   June 30, 1996
------------------------------------------------------------------------------
                                    (In thousands, except per share amounts)
Total contract revenues                           $105,477        $102,996

Cost of work performed                              92,563          90,782
------------------------------------------------------------------------------
          Gross profit                              12,914          12,214

General and administrative expenses                 10,486          10,049
------------------------------------------------------------------------------
          Income from operations                     2,428           2,165

Other income/(expense):
     Interest expense                                  (16)            (15)
     Interest income                                   137              85
     Other, net                                         85             158
------------------------------------------------------------------------------
          Income before income taxes                 2,634           2,393

Provision for income taxes                           1,265           1,101
------------------------------------------------------------------------------
          NET INCOME                                $1,369          $1,292
==============================================================================

          NET INCOME PER SHARE                       $0.17           $0.15
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                 For the six months ended
                                              -------------------------------
                                              JUNE 30, 1997   June 30, 1996
-----------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Total contract revenues                          $199,569        $187,015

Cost of work performed                            175,779         164,395
-----------------------------------------------------------------------------
          Gross profit                             23,790          22,620

General and administrative expenses                20,883          19,627
-----------------------------------------------------------------------------
          Income from operations                    2,907           2,993

Other income/(expense):
     Interest expense                                 (34)            (46)
     Interest income                                  267             216
     Other, net                                       603             178
-----------------------------------------------------------------------------
          Income before income taxes                3,743           3,341

Provision for income taxes                          1,797           1,537
-----------------------------------------------------------------------------
          NET INCOME                               $1,946          $1,804
=============================================================================

          NET INCOME PER SHARE                      $0.24           $0.21
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS                                          JUNE 30, 1997    Dec. 31, 1996
------------------------------------------------------------------------------
                                                        (In thousands)
CURRENT ASSETS
     Cash                                                     $9,417  $10,480
     Receivables                                              71,432   69,621
     Cost of contracts in progress and
      estimated earnings, less billings                       18,360   16,276
     Prepaid expenses and other                                5,836    6,370
------------------------------------------------------------------------------
          Total current assets                               105,045  102,747
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                            11,302   12,265
OTHER ASSETS
     Goodwill and other intangible assets, net                 7,017    7,242
     Other assets                                              4,039    3,828
------------------------------------------------------------------------------
          Total other assets                                  11,056   11,070
------------------------------------------------------------------------------
          TOTAL ASSETS                                      $127,403 $126,082
==============================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts payable                                        $34,293  $34,960
     Accrued employee compensation                             7,471    6,596
     Accrued insurance                                         5,865    5,425
     Other accrued expenses                                   17,586   19,045
     Excess of billings on contracts in progress
      over cost and estimated earnings                         9,459    9,304
------------------------------------------------------------------------------
          Total current liabilities                           74,674   75,330
------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
     Common Stock, par value $1, authorized 44,000,000
      shares, issued 7,064,179 and 7,055,784 shares at
      June 30, 1997 and Dec. 31, 1996, respectively            7,064    7,056
     Series B Common Stock, par value $1, authorized
      6,000,000 shares,issued 1,344,737 and 1,348,632
      shares at June 30, 1997 and Dec. 31, 1996, respectively  1,345    1,349
     Additional paid-in capital                               36,720   36,694
     Retained earnings                                         8,859    6,913
     Less 207,460 and 207,560 shares of Common Stock in treas,
      at cost, at June 30, 1997 and Dec. 31, 1996, resp.      (1,259)  (1,260)
------------------------------------------------------------------------------
          Total shareholders' investment                      52,729   50,752
------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT    $127,403 $126,082
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                   For the six months ended
                                                ------------------------------
                                                JUNE 30, 1997   June 30, 1996
------------------------------------------------------------------------------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $1,946       $1,804
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                      2,147        2,392
     Deferred income taxes                              1,031          461
     Changes in assets and liabilities:
          Increase in receivables and contracts
           in progress                                 (3,739)     (13,506)
          (Decrease)/increase in accounts payable
           and accrued expenses                          (812)       3,018
          Increase in other net assets                   (840)      (2,670)
------------------------------------------------------------------------------
               Total adjustments                       (2,213)     (10,305)
------------------------------------------------------------------------------
               Net cash used in operating activities     (267)      (8,501)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment          (796)      (1,317)
------------------------------------------------------------------------------
               Net cash used in investing activities     (796)      (1,317)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                           0          (12)
------------------------------------------------------------------------------
               Net cash used in financing activities        0          (12)
------------------------------------------------------------------------------
Net decrease in cash                                   (1,063)      (9,830)
Cash at beginning of year                              10,480       14,303
------------------------------------------------------------------------------
CASH AT END OF PERIOD                                  $9,417       $4,473
==============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
     Interest paid                                        $31          $33
     Income taxes paid                                    $89         $204
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 6


                                MICHAEL BAKER CORPORATION
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF AND FOR THE PERIODS ENDED JUNE 30, 1997
                                      (UNAUDITED)

NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

In June 1997, the Company entered into an unsecured credit agreement (the "Agreement") with Mellon Bank, N.A. (the "Bank"). The Agreement provides for a commitment of $25 million through May 31, 2000. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. Significant changes in terms from the previous agreement with the Bank include the release of all security in Company assets previously held, a reduction in the borrowing rate to the Bank's prime rate or other indexed rates that may be lower, and a reduction in the commitment fees to 3/8% per year based on the unused portion of the commitment.

As of June 30, 1997, no loans were outstanding; however, letters of credit totaling $6,254,000 were outstanding under the Agreement.

NOTE 2 - EARNINGS PER SHARE

Earnings per share computations are based upon weighted averages of 8,257,297 and 8,410,851 shares outstanding for the three-month periods, and 8,256,304 and 8,404,064 for the six-month periods, ended June 30, 1997 and 1996, respectively.

NOTE 3 - CONTINGENCIES

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

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 7


                                 MICHAEL BAKER CORPORATION
                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF AND FOR THE PERIODS ENDED JUNE 30, 1997
                                     (UNAUDITED)

NOTE 3 - CONTINGENCIES  (Cont.)

In the Company's ordinary course of business, many of its public contracts are subject to recurring audits by the Defense Contract Audit Agency ("DCAA") and other governmental entities. DCAA has commenced an audit of certain contracts for the years 1992 through 1995. DCAA has not yet issued its preliminary audit report and, at this time, management is unable to determine the significance, if any, of this matter.

The only significant legal proceeding relates to a lawsuit brought in 1987 in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Company and one of its wholly-owned subsidiaries, that asserts breach of contract and alleges damages of $13,000,000. The Company, which was not a party to the contract underlying the lawsuit, contends that there is no jurisdiction with respect to the Company and that it cannot be held liable for any conduct of the subsidiary. Both the Company and the subsidiary are contesting liability issues and have filed cross-claims and third-party claims against other entities involved in the project.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 8

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $105.5 million for the second quarter of 1997, compared to $103.0 million for the same period in 1996. With the exception of the Environmental unit, total contract revenues for the second quarter of 1997 increased in all business units over the second quarter of 1996. The Civil unit had the greatest increase of $2.1 million as a result of higher 1997 revenues from new operations & maintenance ("O&M") contracts on which work commenced during the fourth quarter of 1996 and from an increase in revenues on an existing O&M contract.

Total contract revenues were $199.6 million for the first six months of 1997, compared to $187.0 million for the same period in 1996. All units except Environmental posted increases in total contract revenues for the first six months of 1997. The Civil and Energy units had the largest increases of $7.6 million and $5.0 million, respectively. Civil's increase resulted primarily from the previously mentioned new O&M contracts. Energy's improvement is attributable to new O&M contracts which were added during the second and third quarters of 1996.

GROSS PROFIT

The Company's gross profit of $12.9 million for the second quarter of 1997 represents a 6% improvement over the gross profit of $12.2 million from its 1996 second quarter. As a percentage of total contract revenues, gross profit increased to 12.2% in the second quarter of 1997 from 11.9% in the second quarter of 1996. The most significant component of these overall improvements resulted from the Transportation unit, wherein a construction project completed in the second quarter of 1997 realized higher than expected profitability, and in 1996 a significant construction project reported certain revenues equal to costs, thereby resulting in minimal profit being recognized.

Gross profit for the first six months of 1997 increased by 5% to $23.8 million from $22.6 million in the first six months of 1996. As a percentage of total contract revenues, gross profit decreased slightly to 11.9% for the first half of 1997 from 12.1% for the comparable 1996 period. The Transportation unit's percentage increase for the first six months of 1997 is attributable to the situations described in the preceding paragraph. Despite higher 1997 revenues on its engineering project in Mexico and on its O&M contracts, the Civil unit's profit percentage decreased due to lower margins realized on its remaining mix of engineering work. The Energy unit's profit percentage decreased due to slightly lower profitability associated with its new O&M contracts added in 1996.

                                                                   FORM 10-Q
                                                                      PART I
                                                                      PAGE 9

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased to $10.5 million for the second quarter of 1997 from $10.0 million in the second quarter of 1996. Expressed as a percentage of total contract revenues, G&A expenses remained relatively constant at just under 10% for the second quarter of both years.

G&A expenses increased to $20.9 million for the first six months of 1997 from $19.6 million for the same period in 1996. G&A expenses were 10.5% of total contract revenues in both years' six-month periods.

OTHER INCOME

Other income for the first six months of 1997 included a first-quarter gain of $0.5 million from the sale of an investment in preferred stock.

INCOME TAXES

The Company had provisions for income taxes of 48% for the first six months of 1997 and 46% for the comparable period in 1996. The higher 1997 provision rate reflects increases in foreign income and withholding taxes.

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

The Company will adopt SFAS 128 in the fourth quarter of 1997. Based upon management's computations, adoption of the new standard will not have a material effect on previously reported EPS amounts for the second quarter or six months of 1997 and all of 1996.

CONTRACT BACKLOG

The funded backlog of work to be performed was $317 million as of June 30, 1997, compared to funded backlog of $333 million at December 31, 1996. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised reached a record high of $604 million for the Company as of June 30, 1997, as compared to $544 million as of

                                                                   FORM 10-Q
                                                                      PART I
                                                                     PAGE 10

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACT BACKLOG (Cont.)

December 31, 1996. During the second quarter of 1997, all of the Company's business units added to their total backlog and thereby contributed to the record high.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.3 million for the first six months of 1997, compared to $8.5 million for the same period in 1996. The 1997 decrease in cash used resulted from the collection of retention amounts totaling $2.3 million on a significant construction project during the first six months of 1997 and from slower collections in the first six months of 1996 related to the Civil unit's significant engineering project in Mexico.

Net cash used in investing activities approximated $0.8 million for the first six months of 1997 compared to $1.3 million for the first six months of 1996. These amounts solely comprise purchases of property, plant and equipment for both periods.

Working capital increased during the first six months of 1997 to $30.4 million at June 30, 1997, from $27.4 million at December 31, 1996. The current ratio was 1.41:1 at the end of the first six months of 1997, compared to 1.36:1 at year-end 1996.

In June 1997, the Company entered into an unsecured credit agreement with Mellon Bank, N.A. The agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 2000. As of June 30, 1997, no loans were outstanding; however, letters of credit totaling $6.3 million were outstanding under the agreement.

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $350 million bonding line available through Aetna Casualty and Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

Short and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that its funds generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

                                                                   FORM 10-Q
                                                                     PART II
                                                                     PAGE 11

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company's annual meeting of shareholders was held on May 14, 1997.

         (b) Each of management's nominees to the board of directors, as listed in the Company's proxy statement, was elected. There was no solicitation in opposition to management's nominees.

         (c) The only matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

             Name of Director            Votes for         Votes withheld
             ---------------             ---------         --------------
             Robert N. Bontempo          18,946,280            341,479
             Charles I. Homan            19,222,502             65,257
             Thomas D. Larson            19,171,854            115,905
             John E. Murray              19,074,520            213,239
             Richard L. Shaw             19,089,419            198,340
             Konrad M. Weis              19,156,844            130,915
             J. Robert White             18,996,735            291,024
             William A. Wulf             19,143,795            143,964

             The votes cast by holders of the Company's Common Stock in approving the following directors were:

             Name of Director            Votes for         Votes withheld
             ----------------            ---------         --------------

             William J. Copeland          6,604,756             70,333
             Roy V. Gavert, Jr.           6,625,428             49,661
             Jack B. Hoey                 6,625,508             49,581

                                                                   FORM 10-Q
                                                                     PART II
                                                                     PAGE 12


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are included herewith as a part of this
             Report:

             10.1 Credit Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of June 12, 1997, filed herewith.

         (b) Reports on Form 8-K

             During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MICHAEL BAKER CORPORATION


Dated:  August 13, 1997                    By:   /s/ J. Robert White
                                                 -----------------------
                                                 J. Robert White
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer