Form 10-Q
period 1997-09-30
BAKER MICHAEL CORP
filed 1997-11-14
CIK 9263

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


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

        As of September 30, 1997:
        -------------------------
        Common Stock             6,877,358 shares
        Series B Common Stock    1,343,983 shares

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 1

                       MICHAEL BAKER CORPORATION


PART I.  FINANCIAL INFORMATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                 For the three months ended
                                             ---------------------------------
                                             SEPT. 30, 1997     Sept. 30, 1996
------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
Total contract revenues                         $116,627            $114,710

Cost of work performed                           103,214             102,340
------------------------------------------------------------------------------
          Gross profit                            13,413              12,370

General and administrative expenses               10,656              10,121
------------------------------------------------------------------------------
          Income from operations                   2,757               2,249

Other income/(expense):
     Interest expense                                 (8)                (15)
     Interest income                                 140                  65
     Other, net                                       53                  34
------------------------------------------------------------------------------
          Income before income taxes               2,942               2,333

Provision for income taxes                         1,412               1,073
------------------------------------------------------------------------------
          NET INCOME                              $1,530              $1,260
==============================================================================

          NET INCOME PER SHARE                     $0.18               $0.15
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                For the nine months ended
                                             --------------------------------
                                             SEPT. 30, 1997    Sept. 30, 1996
-----------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Total contract revenues                          $316,196          $301,725

Cost of work performed                            278,993           266,735
-----------------------------------------------------------------------------
          Gross profit                             37,203            34,990

General and administrative expenses                31,539            29,748
-----------------------------------------------------------------------------
          Income from operations                    5,664             5,242

Other income/(expense):
     Interest expense                                 (42)              (61)
     Interest income                                  407               281
     Other, net                                       656               212
-----------------------------------------------------------------------------
          Income before income taxes                6,685             5,674

Provision for income taxes                          3,209             2,610
-----------------------------------------------------------------------------
          Net income                                3,476             3,064
=============================================================================

          Net income per share                      $0.42             $0.36
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS                                          SEPT. 30, 1997  Dec. 31, 1996
-----------------------------------------------------------------------------
                                                      (In thousands)
CURRENT ASSETS
     Cash                                                  $13,002   $10,480
     Receivables                                            80,879    69,621
     Cost of contracts in progress and estimated
      earnings, less billings                               17,056    16,276
     Prepaid expenses and other                              5,878     6,370
-----------------------------------------------------------------------------
          Total current assets                             116,815   102,747
-----------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                          11,030    12,265
OTHER ASSETS
     Goodwill and other intangible assets, net               6,770     7,242
     Other assets                                            4,725     3,828
-----------------------------------------------------------------------------
          Total other assets                                11,495    11,070
-----------------------------------------------------------------------------
          TOTAL ASSETS                                    $139,340  $126,082
=============================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
-----------------------------------------------------------------------------
CURRENT LIABILITIES
     Accounts payable                                      $38,756    34,960
     Accrued employee compensation                           7,939     6,596
     Accrued insurance                                       5,878     5,425
     Other accrued expenses                                 18,225    19,045
     Excess of billings on contracts in progress
      over cost and estimated earnings                      14,167     9,304
-----------------------------------------------------------------------------
          Total current liabilities                         84,965    75,330
-----------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
     Common Stock, par value $1, authorized 44,000,000
      shares, issued 7,084,518 and 7,055,784 shares at
      Sept. 30, 1997 and December 31, 1996, resp.            7,085     7,056
     Series B Common Stock, par value $1, authorized
      6,000,000 shares, issued 1,343,983 and 1,348,632
      shares at Sept. 30, 1997 and Dec. 31, 1996, resp.      1,344     1,349
     Additional paid-in capital                             36,814    36,694
     Retained earnings                                      10,389     6,913
     Less 207,160 and 207,560 shares of Common Stock in
      treasury, at cost, at Sept. 30, 1997 and Dec. 31,
      1996, respectively                                    (1,257)   (1,260)
------------------------------------------------------------------------------
          Total shareholders' investment                    54,375    50,752
------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT  $139,340  $126,082
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                 For the nine months ended
                                               ------------------------------
                                               SEPT. 30, 1997  Sept. 30, 1996
-----------------------------------------------------------------------------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $3,476          $3,064
Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation and amortization                     3,265           3,673
     Deferred income taxes                             1,731           1,094
     Changes in assets and liabilities:
          Increase in receivables and contracts
           in progress                                (7,176)        (15,776)
          Increase in accounts payable and
           accrued expenses                            4,772           5,753
          Increase in other net assets                (1,992)         (1,434)
-----------------------------------------------------------------------------
               Total adjustments                         600          (6,690)
-----------------------------------------------------------------------------
               Net cash provided by/(used in)
                operating activities                   4,076          (3,626)
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment       (1,554)         (3,118)
-----------------------------------------------------------------------------
               Net cash used in investing activities  (1,554)         (3,118)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                          0             (12)
-----------------------------------------------------------------------------
               Net cash used in financing activities       0             (12)
-----------------------------------------------------------------------------
Net increase/(decrease) in cash                        2,522          (6,756)
Cash at beginning of year                             10,480          14,303
-----------------------------------------------------------------------------
CASH AT END OF PERIOD                                $13,002          $7,547
=============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
     Interest paid                                       $40             $57
     Income taxes paid                                  $490            $324
=============================================================================

The accompanying notes are an integral part of this financial statement.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 6

                        MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1997
                              (UNAUDITED)

NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

In June 1997, the Company entered into an unsecured credit agreement (the Agreement") with Mellon Bank, N.A. (the "Bank"). The Agreement provides for a commitment of $25 million through May 31, 2000. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. Significant changes in terms from the previous agreement with the Bank included the release of all security in Company assets previously held, a reduction in the borrowing rate to the Bank's prime rate or other indexed rates that may be lower, and a reduction in the commitment fees to 3/8% per year based on the unused portion of the commitment.

As of September 30, 1997, no loans were outstanding; however, letters of credit totaling $5,955,000 were outstanding under the Agreement.

NOTE 2 - EARNINGS PER SHARE

Earnings per share computations are based upon weighted averages of 8,327,289 and 8,401,760 shares outstanding for the three-month periods, and 8,279,965 and 8,403,296 for the nine-month periods, ended September 30, 1997 and 1996, respectively.

NOTE 3 - CONTINGENCIES

The Company has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.
                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 7

                         MICHAEL BAKER CORPORATION
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1997
                                 (Unaudited)

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

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 8

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $116.6 million for the third quarter of 1997, compared to $114.7 million for the same period in 1996. The Energy and Transportation units achieved the most significant increases in total contract revenues for the third quarter of 1997, totaling $3.1 million and $2.5 million, respectively. An expansion of revenues from its offshore platform operations primarily accounted for the increase in the Energy unit. Activity on several heavy and highway construction contracts on which work commenced in 1997, contributed to the third quarter increase in the Transportation unit. The third quarter 1997 decrease of $1.8 million for the Buildings unit was attributed to the completion or near completion of several construction projects that provided significant revenues during the third quarter of 1996.

Total contract revenues were $316.2 million for the first nine months of 1997, compared to $301.7 million for the same period in 1996. With the exception of the Environmental unit, total contract revenues increased in all business units for the first nine months of 1997 relative to the first nine months of 1996. The Civil and Energy units had the largest increases of $7.6 million and $8.2 million, respectively. Civil's increase resulted from higher 1997 revenues from new operations and maintenance ("O&M") contracts on which work commenced during the fourth quarter of 1996 or in 1997, and from an increase
in revenues on existing O&M contracts.   Energy's improvement is mainly
attributable to new, recurring O&M contracts that were added during the second and third quarters of 1996.

GROSS PROFIT

The Company's gross profit of $13.4 million for the third quarter of 1997 represents an 8% improvement over the gross profit of $12.4 million from its 1996 third quarter. As a percentage of total contract revenues, gross profit increased to 11.5% in the third quarter of 1997 from 10.8% in the third quarter of 1996. The most significant contributors to these overall improvements were the Civil and Transportation units due to changes in contract mix in these units' engineering divisions. In addition, these two units also benefitted during the third quarter of 1997 from lower casualty insurance costs due to a reassessment of their exposures relative to their reserves.

                                                               FORM 10-Q
                                                                  PART I
                                                                  PAGE 9

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT  (Cont.)

Gross profit for the first nine months of 1997 increased by 6% to $37.2 million from $35.0 million in the first nine months of 1996. As a percentage of total contract revenues, gross profit increased slightly to 11.8% for the first nine months of 1997 from 11.6% for the comparable 1996 period. In addition to the reasons cited in the preceding paragraph, the Transportation unit's percentage increase for the first nine months of 1997 was also attributable to higher than expected profitability on a construction project completed in the second quarter of 1997. The Civil unit realized higher profit margins on both new and existing O&M projects during 1997. The Energy unit's profit percentage decreased primarily due to lower margins associated with its contracts in Nigeria.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses increased to $10.7 million for the third quarter of 1997 from $10.1 million in the third quarter of 1996. Expressed as a percentage of total contract revenues, G&A expenses remained relatively constant at approximately 9% for the third quarter of both years.

G&A expenses increased to $31.5 million for the first nine months of 1997 from $29.7 million for the same period in 1996. G&A expenses were just under 10% of total contract revenues in both years' nine-month periods.

OTHER INCOME

Other income for the first nine months of 1997 included a first-quarter gain of $0.5 million from the sale of an investment in preferred stock.

INCOME TAXES

The Company had provisions for income taxes of 48% for the first nine months of 1997 and 46% for the comparable period in 1996. The higher 1997 provision rate reflects increases in foreign income and withholding taxes.

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

The Company will adopt SFAS 128 in the fourth quarter of 1997. Based upon management's computations, adoption of the new standard will not have a material effect on previously reported EPS amounts for the third quarter or first nine months of 1997 and all of 1996.

CONTRACT BACKLOG

The funded backlog of work to be performed reached a record high of $410 million as of September 30, 1997, compared to funded backlog of $333 million at December 31, 1996. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised reached a record high of $663 million for the Company as of September 30, 1997, as compared to $544 million as of December 31, 1996. During the first nine months of 1997, all of the Company's business units added to their total backlog and thereby contributed to the record high.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.1 million for the first nine months of 1997, compared to net cash used in operating activities of $3.6 million for the same period in 1996. The 1997 improvement in cash generated by operating activities is attributable to the collection of retention amounts totaling $3.0 million on a significant construction project during the first nine months of 1997, and to slower receivable collections in the first nine months of 1996 related to the Civil unit's significant engineering project in Mexico.

Net cash used in investing activities was $1.6 million for the first nine months of 1997, compared to $3.1 million for the first nine months of 1996. These amounts solely comprise purchases of property, plant and equipment for both periods. The 1997 decrease is attributable to higher expenditures for building improvements and office equipment related to the Buildings unit's 1996 relocation from Pittsburgh to Coraopolis, PA, and higher vehicle and equipment purchases during the first nine months of 1996 to meet the requirements of new O&M projects in the Civil unit.

                                                               FORM 10-Q
                                                                  PART I
                                                                 PAGE 11

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES  (Cont.)

Working capital increased during the first nine months of 1997 to $31.9 million at September 30, 1997, from $27.4 million at December 31, 1996. The current ratio was 1.37:1 at the end of the first nine months of 1997, compared to 1.36:1 at year-end 1996.

In June 1997, the Company entered into an unsecured credit agreement with Mellon Bank, N.A. The agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 2000. As of September 30, 1997, no loans were outstanding; however, letters of credit totaling approximately $6.0 million were outstanding under the agreement.

The Company is required to provide bid and performance bonding on certain construction contracts. In October 1997, the Company's available bonding line was increased from $350 million to $500 million by Travelers Casualty & Surety Company of America (formerly Aetna Casualty & Surety Company of America). Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

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

                                                                    FORM 10-Q
                                                                      PART II
                                                                      PAGE 12


                        PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (b)  Reports on Form 8-K

                 During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MICHAEL BAKER CORPORATION


Dated:  November 14, 1997                      By:  /s/ J. Robert White
                                                    -------------------------
                                                    J. Robert White
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer