Form 10-K
period 1997-12-31
BAKER MICHAEL CORP
filed 1998-03-27
CIK 9263

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1997
                     Commission file number 1-6627
                       MICHAEL BAKER CORPORATION
                      --------------------------
           (Exact name of registrant as specified in its charter)

Pennsylvania                                            25-0927646
------------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

Airport Office Park, Building 3, 420 Rouser Road, Coraopolis, PA    15108
----------------------------------------------------------------    -----
(Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:   (412) 269-6300
                                                         --------------
      Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                Name of each exchange on which registered
    --------------               -------------------------------------------
Common Stock, par value $1 per share         American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X         No
                                                       -----          -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ------------
The Registrant estimates that as of February 27, 1998, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,629,114 shares of Common Stock and 1,224,660 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $40,034,995 for the Common Stock and $1,024,034 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of February 27, 1998, the Registrant had outstanding 7,100,413 shares of its Common Stock and 1,332,453 shares of its Series B Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                              Parts of Form 10-K into which
   Document                                      Document is incorporated
---------------------------------------------------------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 1997                          I, II
Proxy Statement to be distributed in connection with
  the 1998 Annual Meeting of Shareholders                        III

































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

                               PART I

Item 1.   BUSINESS
          --------
Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering, construction, and operations and technical services worldwide. The Registrant is organized into the following five market-focused business unit segments: Buildings, Civil, Energy, Environmental and Transportation.

Information regarding the amounts of revenue, operating profit and identifiable assets attributable to the Registrant's industry segments is contained in
Note 3 to the consolidated financial statements, which are included within
Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 1997 by ENGINEERING NEWS RECORD magazine, Baker ranked 40th among U.S. design firms, 15th among transportation design firms, 41st among international design firms, 153rd among U.S. construction contractors and 94th among construction management for-fee firms. These rankings were based on 1996 revenues.

         BUSINESS UNITS
         --------------
BUILDINGS. The Buildings unit comprises a general construction, construction management and design-build division and a facility planning and design division, that together pursue the growing design-build market. This unit offers a variety of services including design-build, construction management, planning, program management, general contracting, architectural and interior design, construction inspection, and constructability reviews. The Buildings unit has completed a wide range of projects, such as corporate headquarters, data centers, hospitals, correctional facilities, educational facilities, airports and entertainment facilities.

CIVIL.   The Civil unit comprises the Registrant's civil engineering and water resources division and its military operations and maintenance service division, Baker Support Services, Inc. ("BSSI"). This unit has combined Baker's military infrastructure work in planning and operations & maintenance, to improve its ability to market to, and serve, the U.S. Department of Defense, a significant Baker client. Though this unit is Baker's most diverse unit, its focus is on core competencies such as surveying, mapping, geographic information systems ("GIS"), planning, design, construction management and total program management. The Civil unit serves clients in the fields of telecommunications, water resources, pipelines, resources management, water/ wastewater systems and facilities operations and maintenance.

ENERGY.   The Energy unit comprises Baker/MO Services, Inc. ("Baker/MO") and
Baker/OTS, Inc. ("Baker/OTS"). This unit focuses on providing comprehensive operations, maintenance and technical services to energy industry clients worldwide. Baker/MO provides specialized services to the oil and gas, utility, and petrochemical industries, while Baker/OTS provides operations and technical services to major international oil and gas producers, principally outside the United States. Services provided by the Energy unit include turbine overhauls, mechanical services including major equipment outages, operations and maintenance, in-shop and onsite mechanical reconditioning, and training services for energy producers.

ENVIRONMENTAL.   The Environmental unit provides a combination of engineering and consulting services in both the public and private markets. Some recent projects include air permitting of manufacturing facilities, bioremediation of petroleum contaminated soils, evaluation and redevelopment of brownfield sites, performance of the U.S. Navy CLEAN program, use of GIS to track the spread of contaminants at industrial sites, and compliance programs for oil and gas production platforms in the Gulf of Mexico.

TRANSPORTATION.   The Transportation unit combines engineering capabilities in highways, bridges, transit, aviation and rail, with heavy and highway construction capabilities, in its two divisions. The services provided by this unit have enhanced the Registrant's existing capabilities to serve transportation clients. This unit has a national reputation for outstanding planning, design, construction, program management and software development capabilities in highways, bridges, airports, busways and other transit facilities.

              DOMESTIC AND FOREIGN OPERATIONS
              -------------------------------
Approximately 90% and 88% of the Registrant's total contract revenues were derived from work performed within the United States for the years ended December 31, 1997 and 1996, respectively. Of those domestic-based revenues, the majority comprises engineering and construction work performed in the Northeast region of the U.S. The Registrant's international-based revenues are derived primarily from Baker/OTS and relate to operations and technical services performed outside the U.S. Baker/OTS provides the majority of its services in the Middle East and Africa.

              FUNDED AND UNFUNDED BACKLOG
              ---------------------------
The Registrant's funded backlog, which comprises that portion of uncompleted work represented by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work, was $393 million at December 31, 1997 and $333 million at December 31, 1996. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), was $649 million at December 31, 1997 and $544 million at December 31, 1996.

There is not necessarily a direct correlation between the foregoing figures and the Registrant's annual total contract revenues. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Registrant's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Registrant's experience has been that these optional contract renewals have generally been exercised. Funded backlog generally is highest during the last quarter of each of the Registrant's fiscal years because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

              CUSTOMERS
              ---------
No individual contract accounted for more than 10% of the Registrant's total contract revenues in 1997, 1996 or 1995; however, several contracts with the U.S. Department of Navy and the State of Illinois provided 10.9% and 10.5%, respectively, of the Registrant's total contract revenues in 1995.

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

          SEASONALITY
          -----------
Based upon the Registrant's experience, total contract revenues and net income from engineering and construction-related services tend to be lower for the first quarter than for the remaining quarters due to winter weather conditions, particularly for projects in the Northeast and Midwest regions of the United States.

          PERSONNEL
          ---------
At December 31, 1997, the Registrant employed approximately 3,670 persons, broken down by business unit as follows:

     Buildings unit--250               Environmental unit--160
     Civil unit--1,630                 Transportation unit--780
     Energy unit--820                  Corporate staff--30

The Registrant's employees are not represented by labor unions, with the exception of its construction personnel which are generally covered by collective bargaining agreements, as are certain BSSI employees in the Civil unit. Currently, the Registrant considers its relationships with labor unions to be good.

Item 2.   PROPERTIES
          ----------
The principal offices of the Registrant are located at the Airport Office Park, 410 & 420 Rouser Road, Coraopolis, Pennsylvania 15108, at which approximately 165,000 square feet of office space is leased for use by the Registrant's Civil, Buildings, Environmental and Transportation units and, to a much lesser extent, by its corporate staff. The Registrant owns a 75,000 square foot office building located in Beaver County, Pennsylvania, which is situated on a 175 acre site and utilized by the Registrant's Civil unit.

The Registrant leases an aggregate of approximately 419,000 square feet of office-related floor space, including its principal offices. The space leased by business unit is as follows:

    The Buildings unit leases approximately 44,000 square feet in:
          Rocky Hill, Connecticut          Coraopolis, Pennsylvania
          Orlando, Florida                 Alexandria, Virginia
          Chicago, Illinois

    The Civil unit leases approximately 112,000 square feet in:
          Phoenix, Arizona                 Dallas, Texas
          Annapolis, Maryland              Salt Lake City, Utah
          Jackson, Mississippi             Alexandria, Virginia
          Elmsford, New York               Virginia Beach, Virginia
          Coraopolis, Pennsylvania         Mexico City, Mexico

    The Energy unit leases approximately 21,000 square feet in:
          Lafayette, Louisiana             Abu Dhabi, United Arab Emirates
          Houston, Texas                   Middlesex, United Kingdom

    The Environmental unit leases approximately 42,000 square feet in:
          Merrillville, Indiana            Coraopolis, Pennsylvania
          Princeton, New Jersey

    The Transportation unit leases approximately 163,000 square feet in:
          Birmingham, Alabama              Elmsford, New York
          Anchorage, Alaska                Coraopolis, Pennsylvania
          Phoenix, Arizona                 Gibsonia, Pennsylvania
          Fort Smith, Arkansas             Harrisburg, Pennsylvania
          Tampa, Florida                   Philadelphia, Pennsylvania
          Chicago, Illinois                Alexandria, Virginia
          Shreveport, Louisiana            Richmond, Virginia
          Princeton, New Jersey            Virginia Beach, Virginia
          Brooklyn, New York               Charleston, West Virginia

The Corporate staff utilizes approximately 37,000 square feet of leased space in Coraopolis and New Brighton, Pennsylvania.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following represents a listing of executive officers of the Registrant as of December 31, 1997.

CHARLES I. HOMAN - Age 54; President, Chief Executive Officer and a Director of the Registrant since 1994. Mr. Homan previously served as Executive Vice President of the Registrant from 1990 through 1994, and as President of Michael Baker, Jr., Inc., a subsidiary of the Registrant, from 1983 through 1994. He has been employed by the Registrant in various capacities since 1965.
Mr. Homan has also served as a director of Century Financial Corporation since 1994.

J. ROBERT WHITE - Age 55; Executive Vice President, Chief Financial Officer, Treasurer and a Director of the Registrant since 1994. Prior to joining the Registrant, Mr. White served 21 years in various capacities with Westinghouse Electric Corp., most recently as Assistant Director of Investor Relations from 1989 through 1994.

H. JAMES MCKNIGHT - Age 53; Vice President, General Counsel and Secretary of the Registrant since 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from 1992 through February 1995. Prior to being self-employed, Mr. McKnight was Vice President, General Counsel and Secretary for Vectura Group, Inc.

GLENN S. BURNS - Age 48; Executive Vice President of the Registrant and President of BMSCI since 1995. Mr. Burns previously served as Vice President, General Counsel and Secretary of the Registrant from 1994 to 1995 and as Assistant General Counsel from 1991 through 1994.

DONALD P. FUSILLI, JR. - Age 46; Executive Vice President of the Registrant since 1991 and President of Baker/MO Services, Inc., a subsidiary of the Registrant, since 1995. Mr. Fusilli previously served as General Counsel and Secretary of the Registrant from 1986 through 1994. He has been employed by the Registrant in various capacities since 1973.

JOHN C. HAYWARD - Age 50; Executive Vice President of the Registrant since 1995 and President of Michael Baker Jr., Inc. since 1994. Mr. Hayward previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1974.

PHILIP A. SHUCET - Age 47; Executive Vice President of the Registrant and President of Baker Environmental, Inc., a subsidiary of the Registrant, since October 1996. Mr. Shucet previously served as Vice President of Michael Baker Jr., Inc. from 1995 through October 1996. Mr. Shucet has been employed by the Registrant in various capacities since 1989.

EDWARD L. WILEY - Age 54; Executive Vice President of the Registrant since 1995 and Executive Vice President of Michael Baker Jr., Inc. since 1994. Mr. Wiley previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1968.

Executive officers of the Registrant serve at the pleasure of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
          --------------------------------------------------------------------
          MATTERS
          -------
Information relating to the market for the Registrant's Common Stock and other matters related to the holders thereof is set forth in the "Supplemental Financial Information" section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Registrant's present policy is to retain any earnings to fund the operations and growth of the Registrant. The Registrant has not paid any cash dividends since 1983 and has no plans to do so for the foreseeable future.

At February 27, 1998, the Registrant had 1,552 holders of its Common Stock and 684 holders of its Series B Common Stock.

Item 6.    SELECTED FINANCIAL DATA
           -----------------------
A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 1997, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
A discussion of the Registrant's financial condition, cash flows and results of operations is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Exhibit 13.1 to this Form 10-K. Such discussion is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------
The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, dated February 3, 1998, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------
Not applicable.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1998 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------
Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1998 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 1998 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 1998 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
Exhibit 13.1 to this Form 10-K:
        Consolidated Balance Sheet as of December 31, 1997 and 1996
        Consolidated Statement of Income for the three years
             ended December 31, 1997
        Consolidated Statement of Cash Flows for the three years
             ended December 31, 1997
        Consolidated Statement of Shareholders' Investment for the
             three years ended December 31, 1997
        Notes to Consolidated Financial Statements
        Report of Independent Accountants

(a)(2) All financial statement schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

      10.1        1997 Incentive Compensation Plan of Michael Baker
                  Corporation, filed herewith.

      10.2        Employment Agreement dated as of April 12, 1988, Supplemental
                  Agreement No. 1 dated as of March 17, 1992, and Supplemental
                  Agreement No. 2 dated as of October 1, 1994, by and between the Registrant and Richard L. Shaw, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

      10.2(a)     Supplemental Employment Agreement No. 3 dated as of June 1,
                  1995 and Supplemental Agreement No. 4 dated as of March 1,
                  1998, by and between the Registrant and Richard L. Shaw, filed herewith.

      10.3        Credit Agreement by and among Michael Baker Corporation and
                  Subsidiaries and Mellon Bank, N.A. dated as of June 12, 1997, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

      10.4        Michael Baker Corporation 1995 Stock Incentive Plan, filed as
                  Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1995 Annual Meeting of Shareholders, and incorporated herein by reference.

      10.5        Michael Baker Corporation 1996 Nonemployee Directors' Stock
                  Incentive Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1996 Annual
                  Meeting of Shareholders, and incorporated herein by reference.

      13.1 Financial Section of Annual Report to Shareholders for the year ended December 31, 1997, including Selected Financial
                  Data, Management's Discussion and Analysis of Financial
                  Condition and Results of Operations, Consolidated Financial
                  Statements as of December 31, 1997 and for the three years then ended, Report of Independent Accountants, and Supplemental Financial Information, filed herewith.

      21.1        Subsidiaries of the Registrant, filed herewith.

      23.1        Consent of Independent Accountants, filed herewith.

      (b) The Registrant filed no reports on Form 8-K during the fourth quarter of 1997.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MICHAEL BAKER CORPORATION

Dated:  March 27, 1998                       By /s/ Charles I. Homan
                                                --------------------
                                                Charles I. Homan, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Title                       Date
---------                       -----                       ----


/s/ Richard L. Shaw        Chairman of the Board       March 27, 1998
-------------------
Richard L. Shaw


/s/ Charles I. Homan       Director, President         March 27, 1998
--------------------       and Chief Executive
Charles I. Homan           Officer


/s/ J. Robert White        Director, Executive Vice    March 27, 1998
--------------------       President, Chief Financial
J. Robert White            Officer and Treasurer
                           (Principal Financial and
                           Accounting Officer)


--------------------       Director                    March 27, 1998
Robert N. Bontempo

Signature                       Title                       Date
---------                       ------                      ----


---------------------          Director              March 27, 1998
William J. Copeland


/s/ Roy V. Gavert, Jr.         Director              March 27, 1998
----------------------
Roy V. Gavert, Jr.


-----------------------        Director              March 27, 1998
Jack B. Hoey


/s/ Thomas D. Larson           Director              March 27, 1998
-----------------------
Thomas D. Larson


/s/ John E. Murray, Jr.        Director              March 27, 1998
------------------------
John E. Murray, Jr.


------------------------       Director              March 27, 1998
Konrad M. Weis