Form 10-Q
period 1998-03-31
BAKER MICHAEL CORP
filed 1998-05-13
CIK 9263

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

               As of March 31, 1998:
               ---------------------
               Common Stock               6,846,737 shares
               Series B Common Stock      1,329,040 shares

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

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward-looking statements concerning future operations and performance of the Registrant. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Such statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                             For the three months ended
                                             --------------------------
                                         MARCH 31, 1998     March 31, 1997
--------------------------------------------------------------------------
                                  (In thousands, except per share amounts)
Total contract revenues                      $111,097           $94,092

Cost of work performed                         98,853            83,216
--------------------------------------------------------------------------
        Gross profit                           12,244            10,876

Selling, general and administrative expenses   11,188            10,397
--------------------------------------------------------------------------
        Income from operations                  1,056               479

Other income/(expense):
  Interest expense                                (10)              (18)
  Interest income                                 179               130
  Other, net                                      153               518
--------------------------------------------------------------------------
        Income before income taxes              1,378             1,109

Provision for income taxes                        648               532
--------------------------------------------------------------------------
        NET INCOME                                730               577
==========================================================================

        BASIC AND DILUTED NET INCOME PER SHARE  $0.09             $0.07
==========================================================================

The accompanying notes are an integral part of this financial statement.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 3
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS                                      MARCH 31, 1998   Dec. 31, 1997
--------------------------------------------------------------------------
                                                       (In thousands)
CURRENT ASSETS
  Cash                                                $9,839      $17,302
  Receivables                                         76,543       80,204
  Cost of contracts in progress and estimated
   earnings, less billings                            25,183       21,478
  Prepaid expenses and other                           3,735        5,799
--------------------------------------------------------------------------
     Total current assets                            115,300      124,783
--------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                    11,675       10,985
OTHER ASSETS
  Goodwill and other intangible assets, net            6,322        6,521
  Other assets                                         2,312        2,136
--------------------------------------------------------------------------
     Total other assets                                8,634        8,657
--------------------------------------------------------------------------
     TOTAL ASSETS                                   $135,609     $144,425
==========================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------
CURRENT LIABILITIES
  Accounts payable                                   $37,101      $45,868
  Accrued employee compensation                        7,602        7,908
  Accrued insurance                                    5,682        4,905
  Other accrued expenses                              12,733       16,879
  Excess of billings on contracts in progress
   over cost and estimated earnings                   16,327       13,003
--------------------------------------------------------------------------
     Total current liabilities                        79,445       88,563
--------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
  Common Stock, par value $1, authorized 44,000,000
   shares, issued 7,103,826 and 7,086,623 shares
   at March 31, 1998 and Dec. 31, 1997, respectively   7,104        7,087
  Series B Common Stock, par value $1, authorized
   6,000,000 shares, issued 1,329,040 and 1,343,983
   shares at March 31, 1998 and December 31, 1997,
   respectively                                        1,329        1,343
  Additional paid-in capital                          36,835       36,822
  Retained earnings                                   12,596       11,866
  Less 257,089 and 206,980 shares of Common Stock
   in treasury, at  cost, at March 31, 1998 and
   December 31, 1997, respectively                    (1,700)      (1,256)
--------------------------------------------------------------------------
     Total shareholders' investment                   56,164       55,862
--------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT $135,609     $144,425
==========================================================================

The accompanying notes are an integral part of this financial statement.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                             For the three months ended
                                             ---------------------------
                                         MARCH 31, 1998     March 31, 1997
---------------------------------------------------------------------------
                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $730        $577
Adjustments to reconcile net income to net cash
 (used in)/provided by operating activities:
  Depreciation and amortization                          1,093       1,083
  Changes in assets and liabilities:
    Decrease in receivables and contracts in progress    3,280       6,803
    Decrease in accounts payable and accrued expenses  (12,442)     (3,938)
    Decrease/(increase) in other net assets              1,900        (752)
---------------------------------------------------------------------------
       Total adjustments                                (6,169)      3,196
---------------------------------------------------------------------------
       Net cash (used in)/prov by oper activities       (5,439)      3,773
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment            (1,596)       (406)
---------------------------------------------------------------------------
       Net cash used in investing activities            (1,596)       (406)
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                   16           0
  Payments to acquire treasury stock                      (444)          0
---------------------------------------------------------------------------
       Net cash used in financing activities              (428)          0
---------------------------------------------------------------------------
Net (decrease)/increase in cash                         (7,463)      3,367
Cash at beginning of year                               17,302      10,480
---------------------------------------------------------------------------
CASH AT END OF PERIOD                                   $9,839     $13,847
===========================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
  Interest paid                                            $14         $15
  Income taxes paid                                        $36         $63
===========================================================================

The accompanying notes are an integral part of this financial statement.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 5


                         MICHAEL BAKER CORPORATION
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE PERIOD ENDED MARCH 31, 1998
                                (UNAUDITED)


NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,190,728 and 8,196,856 shares outstanding for the three-month periods ended March 31, 1998 and 1997, respectively. Diluted net income per share computations are based upon weighted averages of 8,318,656 and 8,255,310 shares outstanding for the three-month periods ended March 31, 1998 and 1997, respectively.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. During the first quarter of 1998, the Company repurchased 50,109 treasury shares at market prices ranging from $8.49 to $8.97 per share, for a total price of $444,000. As of March 31, 1998, treasury shares totaling 257,669 had been repurchased under this program.

NOTE 3 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at March 31, 1998, and believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 4 - NEW ACCOUNTING STANDARD

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to disclose information regarding comprehensive income and its components. Comprehensive income is defined as a change in equity resulting from nonowner sources (e.g., foreign currency gains and losses, unrealized gains on securities, pension liability adjustments). The Company does not have any material items of comprehensive income; accordingly, comprehensive income has not been presented in the accompanying financial statements.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 6


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total Contract Revenues

Total contract revenues were $111.1 million for the first quarter of 1998, compared to $94.1 million for the same period in 1997, an increase of $17.0 million. With the exception of the Environmental unit, total contract revenues increased in each of the Company's business units for the first quarter of 1998. The Transportation, Civil and Energy units had the largest increases of $8.2 million, $4.4 million and $3.6 million, respectively. Higher revenues from new construction projects started in 1997 accounted for the majority of the increase in the Transportation unit. Civil's increase resulted from revenues on several new operations & maintenance ("O&M") contracts on which work commenced during the second half of 1997. The Energy unit benefitted from quarter-over-quarter growth of approximately 30% in both its domestic and international operations.

Gross Profit

In absolute terms, the Company's gross profit of $12.2 million for the first quarter of 1998 represents an improvement over the gross profit of $10.9 million from its 1997 first quarter. As a percentage of total contract revenues, gross profit decreased to 11.0% in the first quarter of 1998 from 11.6% in the first quarter of 1997. Absolute and percentage improvements were registered in the Energy and Transportation units, but offset by decreases in the other three business units. The growth in the Energy and Transportation units is attributable to a combination of the aforementioned revenue growth with profit percentages that increased slightly. The most significant decrease came from the Civil unit, which experienced lower profit percentages on its O&M projects, and which did not have the benefit in the first quarter of 1998 of the relatively higher margins achieved on its significant engineering contract in Mexico. Such contract was substantially completed in 1997.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to $11.2 million for the first quarter of 1998 from $10.4 million in the prior year's first quarter. This increase principally reflects the Company's international marketing initiative started during the third quarter of 1997, its anticipated higher 1998 payouts for incentive compensation, and investments in two new markets (Buffalo, NY and Orlando, FL) for heavy & highway construction services. Expressed as a percentage of total contract revenues, SG&A expenses decreased from 11.0% in the first quarter of 1997 to 10.1% in 1998.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 7


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income

Other income for the first quarter of 1998 included approximately $0.1 million of income from a new joint venture related to work in the Gulf of Mexico, whereas the comparable 1997 amount included a gain of $0.5 million from the sale of an investment in preferred stock.

Income Taxes

The Company had provisions for income taxes of 47% for the first quarter of 1998 and 48% for the same period in 1997. The slightly lower 1998 provision rate primarily reflects the Company's higher level of income before taxes expected for the full year of 1998.

New Accounting Standard

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement specifies the circumstances under which internal and external costs incurred in connection with the implementation of internal-use software should either be prospectively capitalized or expensed upon adoption. The Company will be required to adopt this new standard effective January 1, 1999. Based on management's assessment, the adoption of SOP 98-1 will not have a material effect on the Company's consolidated results of operations or financial position.


CONTRACT BACKLOG

The funded backlog of work to be performed was $401 million as of March 31, 1998, compared to funded backlog of $393 million at December 31, 1997. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), was $654 million as of March 31, 1998 and $649 million as of December 31, 1997.

During the first quarter of 1998, the Company's Environmental and Transportation units added to their funded and total backlog amounts, while the funded and total amounts decreased slightly for the Civil, Buildings and Energy units.

                                                                 FORM 10-Q
                                                                    PART I
                                                                    PAGE 8


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.4 million for the first three months of 1998, compared to net cash provided by operating activities of $3.8 million for the same period in 1997. The 1998 cash usage resulted primarily from the timing of certain normal and recurring payments to construction subcontractors during the first quarter of 1998, following substantial cash collections from construction clients during the fourth quarter of 1997.

Net cash used in investing activities approximated $1.6 million for the first three months of 1998, compared to $0.4 million in the first three months of 1997. These amounts solely comprise capital expenditures for both periods.
The 1998 amount includes computer equipment purchases totaling $1.2 million as compared with $0.3 million in 1997. During 1997, the Company leased additional computer equipment valued at $0.4 million. The remaining increase is primarily attributable to updated computer equipment needed in connection with certain 1998 software upgrades.

Net cash used in financing activities totaled $0.4 million for the first quarter of 1998 and zero for the same period in 1997. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.4 million to acquire approximately 50,000 additional treasury shares during the first quarter of 1998.

Working capital decreased marginally during the first three months of 1998 to $35.9 million at March 31, 1998, from $36.2 million at December 31, 1997. The current ratio was 1.45:1 at the end of the first three months of 1998, compared to 1.41:1 at year-end 1997.

The Company maintains an unsecured credit agreement with Mellon Bank, N.A. The agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 2000. As of March 31, 1998, no borrowings were outstanding; letters of credit totaling $2.7 million were outstanding under the agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $500 million bonding line available through Travelers Casualty & Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

                                                                  FORM 10-Q
                                                                     PART I
                                                                     PAGE 9


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  (Cont.)

The Company has completed an assessment of its internal exposures relative to the upcoming change to the 21st century. While the Company continues to modify its own noncompliant systems and equipment that are integral to its business, management expects that its internal systems will be fully compliant before the turn of the century. Management is also attempting to monitor the compliance of third parties with which it interacts, but has found the compliance of these parties more difficult to monitor and control. Based on information currently available, management does not believe that the incremental costs associated with Year 2000 compliance will be material to the Company's consolidated results of operations or financial position.

Short- and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. At this time, management believes that its funds generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

                                                                 FORM 10-Q
                                                                   PART II
                                                                   PAGE 10


                       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (b) Reports on Form 8-K

             During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

<CAPTION)
                                     MICHAEL BAKER CORPORATION


Dated:  May 13, 1998                 By: /s/ J. Robert White
                                         ---------------------------
                                         J. Robert White
                                         Executive Vice President, Chief
                                          Financial Officer and Treasurer