Form 10-Q
period 1998-06-30
BAKER MICHAEL CORP
filed 1998-08-14
CIK 9263

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

                  As of June 30, 1998:
                  --------------------
                  Common Stock              6,855,729 shares
                  Series B Common Stock     1,327,275 shares

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                   For the three months ended
                                                   --------------------------
                                             JUNE 30, 1998       June 30,  1997
--------------------------------------------------------------------------------
                                       (In thousands, except per share amounts)
Total contract revenues                        $127,118                $105,477

Cost of work performed                          111,376                  92,563
--------------------------------------------------------------------------------
         Gross profit                            15,742                  12,914

Selling, general and administrative expenses     12,828                  10,486
--------------------------------------------------------------------------------
         Income from operations                   2,914                   2,428

Other income/(expense):
   Interest expense                                  (7)                    (16)
   Interest income                                  147                     137
   Other, net                                        69                      85
--------------------------------------------------------------------------------
         Income before income taxes               3,123                   2,634

Provision for income taxes                        1,468                   1,265
--------------------------------------------------------------------------------

         NET INCOME                              $1,655                  $1,369
================================================================================

         BASIC AND DILUTED NET INCOME PER SHARE   $0.20                   $0.17
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
                                                  For the six months ended
                                                  ------------------------
                                           JUNE 30, 1998        June 30,  1997
--------------------------------------------------------------------------------
                                       (In thousands, except per share amounts)
Total contract revenues                        $238,215                $199,569

Cost of work performed                          210,229                 175,779
--------------------------------------------------------------------------------
         Gross profit                            27,986                  23,790

Selling, general and administrative expenses     24,016                  20,883
--------------------------------------------------------------------------------
         Income from operations                   3,970                   2,907

Other income/(expense):
   Interest expense                                 (17)                    (34)
   Interest income                                  326                     267
   Other, net                                       222                     603
--------------------------------------------------------------------------------
         Income before income taxes               4,501                   3,743

Provision for income taxes                        2,116                   1,797
--------------------------------------------------------------------------------

         NET INCOME                              $2,385                  $1,946
================================================================================

         BASIC AND DILUTED NET INCOME PER SHARE   $0.29                   $0.24
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
ASSETS                                       JUNE 30, 1998        Dec. 31,  1997
--------------------------------------------------------------------------------
                                                          (In thousands)
CURRENT ASSETS
     Cash                                           $8,697              $17,302
     Receivables                                    77,765               80,204
     Cost of contracts in progress and
      estimated earnings, less billings             25,795               21,478
     Prepaid expenses and other                      3,157                5,799
--------------------------------------------------------------------------------
         Total current assets                      115,414              124,783
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                  12,770               10,985

OTHER ASSETS
     Goodwill and other intangible assets, net       6,064                6,521
     Other assets                                    2,502                2,136
--------------------------------------------------------------------------------
         Total other assets                          8,566                8,657
--------------------------------------------------------------------------------

         Total assets                             $136,750             $144,425
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                $39,595              $45,868
   Accrued employee compensation                     7,746                7,908
   Accrued insurance                                 5,177                4,905
   Other accrued expenses                           15,170               16,879
   Excess of billings on contracts in progress
    over cost and estimated earnings                11,189               13,003
--------------------------------------------------------------------------------
         Total current liabilities                  78,877               88,563
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
   Common Stock, par value $1, authorized
    44,000,000  shares,  issued 7,112,818
    and 7,086,623 shares at June 30, 1998 and
    December 31, 1997, respectively                 7,113                 7,087
   Series B Common Stock,  par value $1,
    authorized  6,000,000  shares,  issued
    1,327,275  and  1,343,983  shares at
    June 30, 1998 and  December  31,  1997,
    respectively                                    1,327                 1,343
   Additional paid-in capital                      36,882                36,822
   Retained earnings                               14,251                11,866
   Less 257,089 and 206,980 shares of Common
    Stock in treasury, at cost, at June 30, 1998
    and December 31, 1997, respectively            (1,700)               (1,256)
--------------------------------------------------------------------------------
     Total shareholders' investment                57,873                55,862
--------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
      INVESTMENT                                 $136,750              $144,425
================================================================================

The accompanying notes are an integral part of this financial statements.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                    For the six months ended
                                                    ------------------------
                                               JUNE 30, 1998      June 30,  1997
--------------------------------------------------------------------------------
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $2,385              $1,946
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                       2,300               2,147
  Changes in assets and liabilities:
      Increase in receivables and contracts
       in progress                                   (3,691)             (3,739)
      Decrease in accounts payable and accrued
       expenses                                      (7,871)               (812)
      Decrease in other net assets                    2,361                 191
--------------------------------------------------------------------------------
         Total adjustments                           (6,901)             (2,213)
--------------------------------------------------------------------------------
         Net cash used in operating activities       (4,516)               (267)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment     (3,679)               (796)
--------------------------------------------------------------------------------
         Net cash used in investing activities       (3,679)               (796)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of stock options            34                   0
      Payments to acquire treasury stock               (444)                  0
--------------------------------------------------------------------------------
         Net cash used in financing activities         (410)                  0
--------------------------------------------------------------------------------

Net decrease in cash                                 (8,605)             (1,063)
Cash at beginning of year                            17,302              10,480
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                                $8,697              $9,417
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
      Interest paid                                     $36                 $31
      Income taxes paid                                $419                 $89
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 6



                            MICHAEL BAKER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF AND FOR THE PERIODS ENDED JUNE 30, 1998
                                   (Unaudited)



NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,178,792 and 8,199,277 shares outstanding for the three-month periods, and 8,184,727 and 8,198,073 for the six-month periods, ended June 30, 1998 and 1997, respectively. Diluted net income per share computations are based upon weighted averages of 8,322,090 and 8,257,297 shares outstanding for the three-month periods, and 8,320,373 and 8,256,304 for the six-month periods, ended June 30, 1998 and 1997, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. During the first six months of 1998, the Company repurchased 50,109 treasury shares at market prices ranging from $8.49 to $8.97 per share, for a total price of $444,000. As of June 30, 1998, treasury shares totaling 257,669 had been repurchased under this program.

NOTE 3 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at June 30, 1998, and believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 7



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Total Contract Revenues

Total contract revenues were $127.1 million for the second quarter of 1998, compared to $105.5 million for the same period in 1997. All of the Company's business units experienced increases in total contract revenues for the second quarter of 1998. The Transportation, Buildings and Civil units posted the largest increases of $8.4 million, $6.5 million and $4.4 million, respectively. Higher revenues from new construction projects started during 1997 accounted for the majority of the 1998 increase in both the Transportation and Buildings units. Civil's increase resulted from revenues on several new operations & maintenance ("O&M") contracts on which work commenced during the second half of 1997.

Total contract revenues were $238.2 million for the first six months of 1998, compared to $199.6 million for the same period in 1997. For the first half of 1998, all units except Environmental recorded increases in total contract revenues. The Transportation, Civil and Buildings units had the largest increases of $16.6 million, $8.8 million and $8.2 million, respectively. These increases are attributable to the same reasons stated in the preceding paragraph.

Gross Profit

The Company's gross profit of $15.7 million for the second quarter of 1998 represents a 22% improvement over its gross profit of $12.9 million for the second quarter of 1997. As a percentage of total contract revenues, gross profit increased slightly to 12.4% for the second quarter of 1998 from 12.2% in the second quarter of 1997. Absolute dollar and percentage improvements in gross profit were registered in each of the Company's business units except Buildings. The most significant improvements occurred in the Transportation and Energy units, where the aforementioned revenue growth came with the additional benefit of higher margins. Despite its higher revenues, Buildings' decreases in gross profit and its profitability percentage were attributable to its contract mix being not as rich as in 1997.

Gross profit for the first six months of 1998 increased by 18% to $28.0 million from $23.8 million in the first six months of 1997; however, as a percentage of total contract revenues, gross profit remained relatively constant at nearly 12% in the first half of both years. The Transportation and Energy units had the greatest improvements for the six month period, primarily for the same reasons expressed in the previous paragraph. The most significant decreases for the first half of 1998 were in the Buildings unit, whose 1998 contract mix again was not as rich as in 1997.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 8



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased to $12.8 million for the second quarter of 1998 from $10.5 million in the second quarter of 1997. This increase is due in part to the Company's anticipated higher 1998 payouts for incentive compensation, its international marketing initiative started during the third quarter of 1997, and investments in technological support costs and new transportation markets. Expressed as a percentage of total contract revenues, SG&A expenses increased slightly to 10.1% for the second quarter of 1998 from 9.9% in the second quarter of 1997.

SG&A expenses increased to $24.0 million for the first six months of 1998 from $20.9 million for the same period in 1997. Expressed as a percentage of total contract revenues, SG&A expenses decreased to 10.1% for the first half of 1998 from 10.5% for the same period in 1997. The 1998 increase in absolute dollars is attributable to the reasons cited above.

Other Income

Other income for the first six months of 1998 included $0.2 million of income from a joint venture related to work in the Gulf of Mexico, whereas the comparable 1997 amount included a gain of $0.5 million from the sale of an investment in preferred stock.

Income Taxes

The Company had provisions for income taxes of 47% for the first six months of 1998 and 48% for the comparable period in 1997. The slightly lower 1998 provision rate primarily reflects management's expectations of lower payments of foreign taxes and a higher level of income before taxes for the full year of 1998.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). As suggested by its title, this statement establishes accounting and disclosure requirements for derivative instruments and hedging activities. The Company is required to adopt this new standard in the third quarter of 1999. Based on management's assessment, the adoption of SFAS 133 will not have a material effect on the Company's consolidated results of operations or financial position.

CONTRACT BACKLOG

The funded backlog of work to be performed reached a record high of $466 million as of June 30, 1998, compared to funded backlog of $393 million at December 31, 1997. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), also reached a record high of $725 million at June 30, 1998, as compared to $649 million as of December 31, 1997.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 9



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTRACT BACKLOG  (Cont.)

During the second quarter of 1998, the Company added significant funded and total backlog in the Energy and Transportation units, while the Buildings, Civil and Environmental units experienced reductions in funded and total backlog. The most significant second quarter backlog growth came from the Energy unit, which added two new long-term contracts to provide operations and maintenance services to major U.S. oil companies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.5 million for the first six months of 1998, compared to $0.3 million for the same period in 1997. The 1998 cash usage resulted primarily from the timing of certain normal and recurring payments to subcontractors during the first quarter of 1998, following substantial cash collections from clients during the fourth quarter of 1997.

Net cash used in investing activities was $3.7 million for the first six months of 1998, compared to $0.8 million for the first six months of 1997. These amounts solely comprise capital expenditures for both periods. The 1998 amount includes computer equipment purchases totaling $2.5 million as compared with $0.4 million in 1997. During the first half of 1997, the Company leased additional  computer  equipment  valued  at $0.8  million.  The  remaining  1998 increase is primarily attributable to updated computer equipment needed in connection with certain software upgrades.

Net cash used in financing activities totaled $0.4 million for the first six months of 1998 and zero for the same period in 1997. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.4 million to acquire approximately 50,000 additional treasury shares during the first quarter of 1998.

Working capital increased marginally during the first six months of 1998 to $36.5 million at June 30, 1998, from $36.2 million at December 31, 1997. The current ratio was 1.46:1 at the end of the second quarter of 1998, compared to 1.41:1 at year-end 1997.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 10



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES  (Cont.)

The Company maintains an unsecured credit agreement with Mellon Bank, N.A. The agreement provides for a commitment of $25 million, which covers borrowings and letters of credit, through May 31, 2000. As of June 30, 1998, no borrowings were outstanding; letters of credit totaling $4.6 million were outstanding under the agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $500 million bonding line available through Travelers Casualty and Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

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

The Company has completed an assessment of its internal exposures relative to the upcoming change to the 21st century. While the Company continues to modify its own noncompliant systems and equipment that are integral to its business, management expects that its internal systems will be fully compliant before the turn of the new century. Management is also attempting to monitor the compliance of third parties with which it interacts, but has found the compliance of these parties more difficult to monitor and control. Based on information currently available, management does not believe that the incremental costs associated with Year 2000 compliance will be material to the Company's consolidated results of operations or financial position.

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

           (a) The Company's annual meeting of shareholders was held on April 23, 1998.

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

           (c) The first matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

                Name of Director            Votes for          Votes withheld
                ----------------            ---------          --------------
                Robert N. Bontempo         17,813,846             1,203,887
                Charles I. Homan           17,771,465             1,246,268
                Thomas D. Larson           17,764,209             1,253,524
                Richard L. Shaw            17,784,800             1,232,933
                Konrad M. Weis             17,781,400             1,236,333
                J. Robert White            17,824,812             1,192,921

                The votes cast by holders of the Company's Common Stock in approving the following directors were:

                Name of Director             Votes for          Votes withheld
                ----------------             ---------          --------------

                William J. Copeland          5,713,492              563,281
                Roy V. Gavert, Jr.           5,724,344              552,429
                John E. Murray               5,723,644              553,129

                The second and final matter voted upon at the meeting was the approval of amendments to the Company's 1995 Stock Incentive Plan, to increase the total number of shares of the Company's Common Stock which may be issued thereunder, and increase the maximum number of shares as to which stock options may be granted to any one employee during a calendar year. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving such amendments were 9,895,983 votes in favor, 6,823,525 votes against, and 1,014,533 abstentions.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 12


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (b)  Reports on Form 8-K

                During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MICHAEL BAKER CORPORATION


Dated:  August 14, 1998                      By:/s/ J. Robert White
                                                --------------------------
                                                 J. Robert White
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer