Form 10-Q
period 1998-09-30
BAKER MICHAEL CORP
filed 1998-11-13
CIK 9263

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

            Yes      X       No
                    ----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            As of September 30, 1998:
            -------------------------

            Common Stock             6,836,791 shares
            Series B Common Stock    1,319,826 shares

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 2


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               For the three months ended
                                               --------------------------
                                            Sept. 30, 1998    Sept. 30, 1997
------------------------------------------------------------------------------

                                      (In thousands, except per share amounts)

Total contract revenues                         $135,803        $116,627

Cost of work performed                           120,039         103,214
------------------------------------------------------------------------------
      Gross profit                                15,764          13,413

Selling, general and administrative expenses      11,898          10,656
------------------------------------------------------------------------------
      Income from operations                       3,866           2,757

Other income/(expense):
   Interest expense                                  (14)             (8)
   Interest income                                    74             140
   Other, net                                         21              53
------------------------------------------------------------------------------
      Income before income taxes                   3,947           2,942

Provision for income taxes                         1,854           1,412
------------------------------------------------------------------------------
      Net income                                  $2,093          $1,530
==============================================================================


      Basic net income per share                   $0.26           $0.19
      Diluted net income per share                 $0.25           $0.18
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 3


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               For the nine months ended
                                               -------------------------
                                            Sept. 30, 1998    Sept. 30, 1997
------------------------------------------------------------------------------

                                      (In thousands, except per share amounts)

Total contract revenues                         $374,018        $316,196

Cost of work performed                           330,268         278,993
------------------------------------------------------------------------------
      Gross profit                                43,750          37,203

Selling, general and administrative expenses      35,914          31,539
------------------------------------------------------------------------------
      Income from operations                       7,836           5,664

Other income/(expense):
   Interest expense                                  (31)            (42)
   Interest income                                   400             407
   Other, net                                        243             656
------------------------------------------------------------------------------
      Income before income taxes                   8,448           6,685

Provision for income taxes                         3,970           3,209
------------------------------------------------------------------------------
      Net income                                  $4,478          $3,476
==============================================================================


      Basic net income per share                   $0.55           $0.42
      Diluted net income per share                 $0.54           $0.42
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS                                          Sept. 30, 1998   Dec. 31, 1997
------------------------------------------------------------------------------

                                                      (In thousands)
CURRENT ASSETS
   Cash                                           $5,971         $17,302
   Receivables                                    80,341          80,204
   Cost of contracts in progress and estimated
     earnings, less billings                      25,972          21,478
   Prepaid expenses and other                      4,137           5,799
------------------------------------------------------------------------------
      Total current assets                        116,421        124,783
------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                 15,979         10,985

OTHER ASSETS
   Goodwill and other intangible assets, net        5,844          6,521
   Other assets                                     2,689          2,136
------------------------------------------------------------------------------
      Total other assets                            8,533          8,657
------------------------------------------------------------------------------

      TOTAL ASSETS                               $140,933       $144,425
==============================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                               $37,669        $45,868
   Accrued employee compensation                    7,603          7,908
   Accrued insurance                                5,332          4,905
   Other accrued expenses                          14,625         16,879
   Excess of billings on contracts in
     progress over cost and est. earnings          14,131         13,003
------------------------------------------------------------------------------
      Total current liabilities                    79,360         88,563
------------------------------------------------------------------------------

OTHER LIABILITIES
   Notes payable                                    1,835              0
------------------------------------------------------------------------------
      Total liabilities                            81,195         88,563
------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
   Common Stock, par value $1, authorized
     44,000,000 shares, issued 7,130,548 and
     7,086,623 shares at Sept. 30, 1998
     and December 31, 1997, respectively            7,130          7,087
   Series B Common Stock, par value $1,
     authorized 6,000,000 shares, issued 1,319,826
     and 1,343,983 shares at Sept. 30, 1998
     and December 31, 1997, respectively            1,320          1,343
   Additional paid-in capital                      36,927         36,822
   Retained earnings                               16,344         11,866
   Less 293,757 and 206,980 shares of Common
     Stock in treasury, at cost, at Sept. 30,
     1998 and December 31, 1997, respectively      (1,983)        (1,256)
------------------------------------------------------------------------------
   Total shareholders' investment                  59,738         55,862
------------------------------------------------------------------------------

   TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT  $140,933       $144,425
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 5


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                  For the nine months ended
                                                  -------------------------
                                               Sept. 30, 1998   Sept. 30, 1997
------------------------------------------------------------------------------
                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $4,478     $3,476
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
  Depreciation and amortization                           3,553      3,265
  Changes in assets and liabilities:
      Increase in receivables and contracts
        in progress                                      (3,502)    (7,176)
      (Decrease)/increase in accounts payable
        and accrued expenses                            (10,862)     4,772
      Decrease/(increase) in other net assets             1,265       (261)
------------------------------------------------------------------------------
      Total adjustments                                  (9,546)       600
------------------------------------------------------------------------------
      Net cash (used in)/prov. by operating activities   (5,068)     4,076
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment         (7,990)    (1,554)
------------------------------------------------------------------------------

      Net cash used in investing activities              (7,990)    (1,554)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from long-term debt                        2,366          0
      Proceeds from exercise of stock options                89          0
      Payments to acquire treasury stock                   (728)         0
------------------------------------------------------------------------------
      Net cash provided by financing activities           1,727          0
------------------------------------------------------------------------------

Net (decrease)/increase in cash                         (11,331)     2,522
Cash at beginning of year                                17,302     10,480
------------------------------------------------------------------------------

CASH AT END OF PERIOD                                    $5,971    $13,002
==============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
      Interest paid                                         $46        $40
      Income taxes paid                                    $728       $490
==============================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 6






                            MICHAEL BAKER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



NOTE 1 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

In July 1998, the Company extended the term of its unsecured credit agreement (the "Agreement") with Mellon Bank, N.A. through May 31, 2001. The Agreement provides for a commitment of $25 million, which includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. All other key terms from the previous agreement remain unchanged. As of September 30, 1998, no borrowings were outstanding; however, letters of credit totaling $4.6 million were outstanding under the Agreement.

NOTE 2 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,181,605 and 8,211,074 shares outstanding for the three-month periods, and 8,183,798 and 8,202,454 for the nine-month periods, ended September 30, 1998 and 1997, respectively. Diluted net income per share computations are based upon weighted averages of 8,284,173 and 8,327,289 shares outstanding for the three-month periods, and 8,308,306 and 8,279,965 for the nine-month periods, ended September 30, 1998 and 1997, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 3 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. During the first nine months of 1998, the Company repurchased 87,017 treasury shares at market prices ranging from $6.81 to $8.97 per share, for a total price of $728,000. As of September 30, 1998, treasury shares totaling 294,717 had been repurchased under this program.

NOTE 4 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at September 30, 1998. Except as discussed in the following paragraph, management believes that there have been no other significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 7






                            MICHAEL BAKER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



NOTE 4 - CONTINGENCIES  (CONT.)

A subsidiary of the Company is acting as the prime contractor on a construction project representing $46 million of revenues for the nine months ended September 30, 1998. Management is monitoring this project closely because of client and subcontractor concerns, including the ability of the subsidiary to meet an interim completion date of December 15, 1998. Management is aggressively responding to these concerns in order to achieve the interim completion date. It is not possible, at this time, to estimate the Company's liability to the client, subcontractors and others if the project is delayed; however, such claims that might be asserted could be material to the Company's results of operations. The Company expects to be in a position to better estimate the outcome of these issues by the end of 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 8






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues increased 16% to $135.8 million for the third quarter of 1998, compared to $116.6 million for the third quarter of 1997. All of the Company's business units experienced increases in total contract revenues for the third quarter of 1998, with the exception of the Environmental unit which remained relatively flat. The Buildings unit posted the largest increase of $7.8 million due to a significant construction project started in 1997. The Civil unit's increase of $4.6 million resulted primarily from new operations & maintenance ("O&M") contracts on which work commenced during the second half of 1997. New engineering and construction contracts awarded in the fourth quarter of 1997 and early 1998 generated Transportation's third quarter 1998 increase in total contract revenues.

Total contract revenues increased 18% to $374.0 million for the first nine months of 1998 versus $316.2 million for the same period in 1997. Again, with the exception of the Environmental unit, all units experienced increases for the first nine months of 1998. The Transportation, Buildings and Civil units posted the largest increases of $21.0 million, $15.9 million and $13.3 million, respectively. Revenues from new construction projects started in late 1997 or 1998 account for the majority of the increases in the Transportation and Buildings units. Civil's increase is again primarily attributable to revenues on new O&M contracts which started during the second half of 1997.

GROSS PROFIT

The Company's gross profit of $15.8 million for the third quarter of 1998 represents an 18% improvement over its gross profit of $13.4 million for the third quarter of 1997. As a percentage of total contract revenues, gross profit remained relatively constant at 11.6% and 11.5% for the third quarters of 1998 and 1997, respectively. All units experienced absolute dollar improvements in gross profit for the third quarter of 1998 over the same period in 1997, while percentage improvements were also registered by the Civil, Energy and Environmental units. The most significant improvements occurred in the Civil and Energy units, where the aforementioned revenue growth came with the additional benefit of higher margins.

Gross profit for the first nine months of 1998 also increased by 18% to $43.8 million from $37.2 million in the first nine months of 1997. As a percentage of total contract revenues, gross profit remained relatively constant at 11.7% for

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 9






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROSS PROFIT (CONT.)

the first nine months of 1998 and 11.8% for the comparable 1997 period. Absolute dollar improvements were achieved in all units, while percentage improvements were registered in the Energy, Environmental and Transportation units. The Civil, Energy and Transportation units had the greatest absolute dollar improvements for the nine-month period, again primarily due to higher margins associated with their revenue growth.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased to $11.9 million for the third quarter of 1998 from $10.7 million in the third quarter of 1997. This increase is due primarily to the Company's investments in technological support costs and new transportation markets, anticipated higher 1998 payouts for incentive compensation, and its international marketing initiative started during the third quarter of 1997. Expressed as a percentage of total contract revenues, SG&A expenses decreased slightly to 8.8% for the third quarter of 1998 from 9.1% in the third quarter of 1997.

SG&A expenses increased to $35.9 million for the first nine months of 1998 from $31.5 million for the same period in 1997. Expressed as a percentage of total contract revenues, SG&A expenses decreased to 9.6% for the first nine months of 1998 from 10.0% in the comparable period of 1997. The 1998 increase in absolute dollars is attributable to the reasons cited above.

OTHER INCOME

Other income for the first nine months of 1998 included $0.2 million of income from a joint venture related to work in the Gulf of Mexico, whereas the comparable 1997 amount included a gain of $0.5 million from the sale of an investment in preferred stock.

INCOME TAXES

The Company had provisions for income taxes of 47% for the first nine months of 1998 and 48% for the comparable period in 1997. The slightly lower 1998 provision rate primarily reflects management's expectations of lower payments of foreign taxes and a higher level of income before taxes for the full year of 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 10






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONTRACT BACKLOG

The funded backlog of work to be performed reached a record high of $498 million as of September 30, 1998, compared to funded backlog of $393 million at December 31, 1997. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work.

Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised ("unfunded backlog"), also reached a record high of $754 million at September 30, 1998, as compared to $649 million as of December 31, 1997.

During the third quarter of 1998, the Company added to its funded and total backlog in the Civil, Environmental and Transportation units, while the Buildings and Energy units experienced reductions in funded and total backlog. The most significant third quarter backlog growth came from the Transportation unit, which added two new major contracts to provide heavy & highway construction services. The Environmental unit also reassessed and significantly increased the unfunded backlog associated with its Navy CLEAN II contract.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.1 million for the first nine months of 1998, compared to cash provided by operating activities of $4.1 million for the same period in 1997. The 1998 cash usage resulted primarily from the timing of certain normal and recurring payments to subcontractors during the first quarter of 1998, following substantial cash collections from clients during the fourth quarter of 1997.

Net cash used in investing activities was $8.0 million for the first nine months of 1998, compared to $1.6 million for the first nine months of 1997. These amounts solely comprise capital expenditures for both periods. The 1998 amount includes computer equipment and software purchases totaling $3.4 million as compared with $0.8 million in 1997. During the first nine months of 1997, the Company leased additional computer equipment valued at $1.2 million; no computer equipment was leased during the comparable 1998 period. The remaining 1998 increase is primarily attributable to updated computer equipment needed in connection with certain software upgrades. Another $2.6 million of the 1998 increase is attributable to the purchase of heavy & highway construction equipment needed for new projects added during 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 11






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONT.)

Net cash provided by financing activities totaled $1.7 million for the first nine months of 1998 and zero for the same period in 1997. During the third quarter of 1998, the Company financed the purchase of $2.4 million of construction equipment with long-term debt, thereby providing cash from financing activities. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.7 million to acquire approximately 87,000 additional treasury shares during the first nine months of 1998.

Working capital increased during the first nine months of 1998 to $37.1 million at September 30, 1998 from $36.2 million at December 31, 1997. The current ratio was 1.47:1 at the end of the third quarter of 1998, compared to 1.41:1 at year-end 1997.

In July 1998, the Company extended the term of its unsecured credit agreement with Mellon Bank, N.A. through May 31, 2001. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of September 30, 1998, no borrowings were outstanding; however, letters of credit totaling $4.6 million were outstanding under the agreement. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $500 million bonding line available through Travelers Casualty and Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

Short and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry and the effects of interest rates on private construction projects could affect the Company. The new federal transportation legislation (TEA-21) will provide a significant increase in funding for transportation infrastructure projects in 1999 and beyond. At this time, management believes that its funds generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 12






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE

The Company has completed an assessment of its information systems relative to the arrival of the 21st century. For internal systems, the Company generally utilizes modern technologies supplied and supported by leading hardware and software providers suited to Baker's areas of business. Year 2000 compliance is primarily being achieved through the normal and recurring process of system upgrades, the software costs of which are covered under related maintenance agreements. Vendors have asserted that the financial and project management systems for the Company's engineering and construction businesses are Year 2000 compliant. Validation testing of these systems has not yet been completed, but is expected to be finished during the first quarter of 1999. One financial and project management system in the Energy business unit is planned for Year 2000 compliance by the end of 1998, while the other such system is currently being assessed and scheduled to be compliant by the end of the second quarter of 1999. The systems for the Company's Baker Support Services (BSSI) subsidiary are currently in the preliminary stages of normal upgrades that are expected to make them Year 2000 compliant by the end of the first quarter of 1999. Over 90% of the Company is served by a human resources system which the vendor has stated to be Year 2000 compliant. Validation testing of the Energy, BSSI and human resources systems is expected to be completed during the second quarter of 1999.

The Company's interrelated systems (e.g., e-mail, file sharing) are linked by a network of servers. Upgrades to compliant versions are already in place for approximately 90% of the network. The remaining servers are scheduled to be upgraded to compliant versions during the first quarter of 1999. The Company is in the process of evaluating other less critical operational support systems being used in all business units (e.g., mapping, CADD, cost estimating) to identify any remaining issues for resolution. Any related issues are scheduled for resolution during the second quarter of 1999.

The Company is a service-based organization and, as such, has little reliance on embedded technology (e.g., microcontrollers) for its key business processes. The relevance of embedded technology is limited to such items as elevators, HVAC, security, etc., which are components of the Company's leased facilities. Embedded technology is also integral to some client facilities which the Company operates and maintains under customer contracts.

To assess the Year 2000 compliance of significant third parties, the Company has initiated a survey process to gather and evaluate information from significant business customers, vendors and sub-contractors. Mailing of the survey has begun and is expected to be completed during the fourth quarter of 1998. The majority of responses are expected to be received by the end of the first quarter of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 13






                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 COMPLIANCE  (CONT.)

Management currently believes that its "most reasonably likely worst case Year 2000 scenario" poses the potential for payment delays from some customers due to their lack of readiness for the new century. A formal assessment of the potential impact of this scenario has not yet been evaluated and is dependent upon completion of the aforementioned customer survey process. The Company has not yet established a contingency plan to address the potential impact; however, upon completion of the survey, a contingency plan will be considered, dependent on the perceived compliance risks of the significant third parties.

Based upon information currently available, management does not believe that the estimated incremental costs associated with Year 2000 compliance will be material to the Company's consolidated results of operations or financial position.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 14


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) The  following  exhibits  are  included  herewith  as a part of this
            Report:

            10.1 First Amendment to Loan Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of July 24, 1998, filed herewith.

        (b) Reports on Form 8-K

            During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICHAEL BAKER CORPORATION


Dated: November 13, 1998             By:  /s/ J. Robert White
                                          --------------------------------------
                                          J. Robert White
                                          Executive Vice President, Chief
                                           Financial Officer and Treasurer