Form 10-K
period 1998-12-31
BAKER MICHAEL CORP
filed 1999-04-29
CIK 9263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NUMBER 1-6627
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ----

The Registrant estimates that as of March 31, 1999, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,504,311 shares of Common Stock and 1,224,553 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $31,550,101 for the Common Stock and $664,426 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of March 31, 1999, the Registrant had outstanding 7,159,408 shares of its Common Stock and 1,316,198 shares of its Series B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             Parts of Form 10-K into which
            Document                         Document is Incorporated
--------------------------------------------------------------------------------
             None

Note with respect to Forward Looking Statements:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward looking statements concerning future operations and performance of the Registrant. Forward looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, and changes in anticipated levels of government spending on infrastructure. Such forward looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                     PART I

Item 1.   BUSINESS
          --------

Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering, heavy and highway construction, construction management, and operations and technical services worldwide.

The Registrant is organized into the following five market-focused business units: Buildings, Civil, Energy, Environmental and Transportation. These business units have coincided with the Registrant's reportable segments in previous years; however, under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," adopted by the Registrant in 1998, two business units are required to be presented in greater detail. Accordingly, the Registrant's reportable segments now include the Engineering and Baker Support Services, Inc. ("BSSI") divisions of the Civil unit, and the Engineering and Construction (heavy and highway) divisions of the Transportation unit.

Information  regarding  the amounts of  revenues,  income  before  taxes,  total assets, capital expenditures, and depreciation and amortization expense attributable to the Registrant's reportable segments is contained in Note 4 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 1998 by Engineering News Record magazine, Baker ranked 43rd among U.S. design firms, 18th among transportation design firms, 102nd among environmental firms, 132nd among international design firms and 150th among U.S. construction contractors. Baker also ranked 104th among government contractors according to a listing published in 1998 by Government Executive magazine. These rankings were based on 1997 revenues.

BUSINESS UNITS
--------------
BUILDINGS. Through March 1999, the Buildings unit comprised a general construction, construction management and design-build division and a facilities planning and design division, that together or separately pursued the design-build market. This unit offered a variety of services including design-build, construction management, planning, program management, general contracting, architectural and interior design, construction inspection, and constructability reviews. The Buildings unit has completed a wide range of projects, such as corporate headquarters, data centers, correctional facilities, educational facilities, airports and entertainment facilities.

Following a significant 1998 loss on a construction project in the Buildings unit, effective in April 1999, the Buildings unit has been restructured such that its low-bid, high-risk, general construction activities have been discontinued, and the Registrant will no longer propose on these types of construction projects. Existing low-bid, high-risk construction projects will be completed or sold. In the future, Baker will place increased emphasis on growing its construction management-for-fee business (for which the risk to the
Registrant is lower than general construction), and will partner with contractors to pursue larger design-build contracts in the buildings market. The Registrant will continue the facilities planning and design division of the Buildings unit.

CIVIL. As previously stated, the Civil unit includes two divisions, Engineering and BSSI. This unit has combined Baker's military infrastructure work in planning and operations and maintenance ("O&M") to improve its ability to market to, and serve, the U.S. Department of Defense, a significant Baker client. The

Engineering division provides services which include surveying, mapping, geographic information systems ("GIS"), planning, design, construction management and total program management. The BSSI division principally provides O&M services on U.S. military bases. The Civil unit serves clients in the fields of telecommunications, water resources, pipelines, emergency management, resources management, water/wastewater systems and facilities O&M.

ENERGY. The Energy unit specializes in providing a full range of technical services for operating energy production facilities. The unit's comprehensive services consist of training, personnel recruitment, pre-operations engineering, field operations and maintenance, mechanical equipment maintenance and logistics management. The Energy unit serves both major and independent oil and gas producing companies, as well as domestic regulated utilities and independent power producers. This unit operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand and Nigeria.

ENVIRONMENTAL. The Environmental unit provides environmental, health, and safety related engineering and consulting services in both the public and private markets. This unit provides services which include site restoration, strategic regulatory analysis, compliance, and advanced management systems. Clients of the Environmental unit include commercial entities, Fortune 100 companies and the Department of Defense, including the U.S. Army Corps of Engineers and the U.S. Navy. Under the Navy's Comprehensive Long-term Environmental Action Navy (CLEAN) program, this unit has been providing environmental support services throughout the mid-Atlantic states, the Caribbean and Europe since 1991.

TRANSPORTATION. Through its two divisions, Engineering and Construction, the Transportation unit provided planning, design, construction and operations support services to governmental transportation agencies throughout the nation in 1998. Within the Engineering division, Baker serves the professional services segment of the market providing planning, design, construction management and inspection, and management consulting services to municipal, state and federal highway, toll road and transit agencies. This division is consistently among the twenty largest providers of such services and enjoys a national reputation for its work in developing highways, bridges, airports, busways and other transit facilities. The Construction division converts design plans into steel and concrete infrastructure as a general contractor for highways, bridges, track installation, sewer, water and other heavy civil construction projects. The primary customers for this division are the same as the Engineering division, but more geographically restricted to Pennsylvania, Illinois, New York and Florida.

In connection with the previously mentioned restructuring of the Buildings unit in April 1999, the Registrant announced that its heavy and highway construction business will be sold. The Registrant initiated activities related to the sale of the heavy and highway business during the second quarter of 1999. Normal construction bidding activity will continue during the period through the sale. Following the sale of this business, the Transportation Engineering division will partner with other contractors to pursue selected design-build contracts, which are becoming a growing project delivery method within the transportation marketplace. The Registrant will continue its transportation engineering/design division of the Transportation unit, which is poised to benefit significantly from the U.S. government's TEA-21 legislation signed during 1998.

DOMESTIC AND FOREIGN OPERATIONS
-------------------------------
Approximately 91%, 90% and 88% of the Registrant's total contract revenues were derived from work performed within the United States for the years ended December 31, 1998, 1997 and 1996, respectively. Further financial information regarding the Registrant's domestic and foreign operations is contained in Notes 4 and 10 to the consolidated financial statements, which are included within
Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Registrant's domestic revenues, the majority comprises engineering and construction work performed in the Northeast region of the U.S. The Registrant's international revenues are derived primarily from its Energy unit.

FUNDED AND UNFUNDED BACKLOG
---------------------------
The Registrant's funded backlog, which comprises that portion of uncompleted work represented by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work, was $448 million at December 31, 1998 and $393 million at December 31, 1997. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), was $735 million at December 31, 1998 and $649 million at December 31, 1997. With reference to the Registrant's restructuring announced in April 1999, funded backlog related to the businesses that will be continued by the Registrant was $300 million and $252 million, and total backlog was $587 million and $508 million, as of year-end 1998 and 1997, respectively.

There is not necessarily a direct correlation between the foregoing figures and the Registrant's annual total contract revenues. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Registrant's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Registrant's experience has been that these optional contract renewals, which are included in unfunded backlog, have generally been exercised. Funded backlog generally is highest during the last quarter of the Registrant's fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS
---------------------
Contracts with various branches of the U.S. government accounted for 27%, 24% and 23% of the Registrant's total contract revenues for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, an individual Buildings unit construction contract with Universal City Development Partners accounted for 11.5% of the Registrant's total contract revenues in 1998. Further financial information regarding this contract is contained in Note 2 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. No individual contract accounted for more than 10% of the Registrant's total contract revenues in 1997 or 1996.

COMPETITIVE CONDITIONS
----------------------
The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous firms that provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. The Baker business units employ extensive cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the bases of qualifications, quality of performance and price of services. Such private-sector contracts are generally awarded on a negotiated basis.

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

PERSONNEL
---------
At December 31, 1998, the Registrant employed approximately 3,824 persons, broken down by business unit as follows:

              Buildings unit-287                  Environmental unit-159
              Civil unit-1,472                    Transportation unit-1,026
              Energy unit-841                     Corporate staff-39

The Registrant's employees are not represented by labor unions, with the exception of its construction personnel which are generally covered by collective bargaining agreements, as are certain BSSI employees in the Civil
unit.  The  majority  of  current  construction-related   collective  bargaining
agreements do not expire until the year 2005. During 1999, several BSSI collective bargaining agreements are scheduled for renegotiation, but no significant issues are expected. Currently, the Registrant considers its relationships with labor unions to be good.


Item 2.   PROPERTIES
          ----------

The principal offices of the Registrant are located at the Airport Office Park, 410 and 420 Rouser Road, Coraopolis, Pennsylvania 15108, at which approximately 165,000 square feet of office space is leased for use by the Registrant's Civil, Buildings, Environmental and Transportation units and, to a lesser extent, by its corporate staff. The Registrant owns a 75,000 square foot office building located in Beaver County, Pennsylvania, which is situated on a 175 acre site and utilized by the Registrant's Civil unit. The Beaver building and property are currently for sale. Upon any such sale, the Registrant would expect to either continue leasing this building from the new owner or relocate the affected employees to the Coraopolis area.

The Registrant leases an aggregate of approximately 466,000 square feet of office-related floor space, including its principal offices. The space leased by business unit is as follows:

The Buildings unit leases approximately 75,000 square feet in:
              Rocky Hill, Connecticut            Annapolis, Maryland
              Orlando, Florida                   Coraopolis, Pennsylvania
              Chicago, Illinois                  Alexandria, Virginia

The Civil unit leases approximately 150,000 square feet in:
              Anchorage, Alaska                  Elmsford, New York
              Fairbanks, Alaska                  Coraopolis, Pennsylvania
              Phoenix, Arizona                   Dallas, Texas
              Rocky Hill, Connecticut            Salt Lake City, Utah
              Annapolis, Maryland                Alexandria, Virginia
              Bethesda, Maryland                 Virginia Beach, Virginia
              Jackson, Mississippi               Mexico City, Mexico
              Billings, Montana

The Energy unit leases approximately 30,000 square feet in:
              Lafayette, Louisiana               Abu Dhabi, United Arab Emirates
              Houston, Texas                     Middlesex, United Kingdom

The Environmental unit leases approximately 46,000 square feet in:
              Merrillville, Indiana              Princeton, New Jersey
              Annapolis, Maryland                Coraopolis, Pennsylvania

The Transportation unit leases approximately 148,000 square feet in:
              Birmingham, Alabama                Cleveland, Ohio
              Phoenix, Arizona                   Columbus, Ohio
              Fort Smith, Arkansas               Coraopolis, Pennsylvania
              Rocky Hill, Connecticut            Gibsonia, Pennsylvania
              Tampa, Florida                     Harrisburg, Pennsylvania
              Chicago, Illinois                  Horsham, Pennsylvania
              Shreveport, Louisiana              Alexandria, Virginia
              Annapolis, Maryland                Richmond, Virginia
              Princeton, New Jersey              Virginia Beach, Virginia
              Brooklyn, New York                 Charleston, West Virginia
              Elmsford, New York

The Corporate staff utilizes approximately 17,000 square feet of leased space in Coraopolis and Beaver, Pennsylvania.


Item 3.   LEGAL PROCEEDINGS
          -----------------

The Registrant has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Registrant's business. After consultations with counsel, except as discussed below, management believes that the Registrant has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Registrant.

The Registrant currently has two significant legal proceedings outstanding. The more significant one relates to a contract for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida between Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Registrant, and Universal City Development Partners ("UCDP"). BMSCI was providing project-related construction services to UCDP under the contract. During BMSCI's performance under the contract, which began in 1997, the project suffered delays due to substantial changes in the design of the project and the related drawings.

On March 5, 1999, UCDP terminated BMSCI's right to proceed with the project work by alleging default. UCDP has also notified BMSCI of UCDP claims for damages resulting from the alleged default, including the cost to complete or correct the work, additional maintenance or operation costs, and alleged lost revenues or other damages. UCDP simultaneously filed a lawsuit for breach of contract in the Federal District Court in the Middle District of Florida ("Federal Court"). The Registrant will answer the complaint, or file a motion to dismiss or other responsive pleading in the action. On March 8, 1999, BMSCI filed a lawsuit against UCDP in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida ("State Court") alleging breach of contract, wrongful termination and other counts and seeking damages, interest, court costs and other relief, including potential counterclaims. Discovery has not begun in either case, although the parties are cooperating in the initial exchange of documents for the cases. No other scheduling order or other case management documents have been filed.

In addition, two of BMSCI's subcontractors have also filed suit against BMSCI in connection with the project. On November 24, 1998, ADF International Inc., BMSCI's subcontractor for structural steel/miscellaneous metals, filed suit in Federal Court against BMSCI and its surety seeking damages for breach of contract relating to the project. BMSCI and its surety have answered the complaint (and amended complaint) and BMSCI has filed a counterclaim. Discovery in the matter is beginning, and no trial date has been set. On February 10, 1999, Martin K. Eby Construction Company, Inc., BMSCI's subcontractor for foundations, also filed suit in Federal Court against BMSCI and its surety seeking damages for breach of contract relating to the project. BMSCI and its surety have answered the complaint. Discovery in the matter is beginning, and no trial date has been set. BMSCI has held discussions with both ADF International Inc. and Martin K. Eby Construction Company, Inc. with the intent of jointly pursuing the subcontractors' claims and those of BMSCI against UCDP, which may be ultimately responsible for the claims arising from the project.

Additional claims may be filed in connection with this matter. Baker and its counsel believe that BMSCI has valid claims against UCDP and its subcontractors and intends to defend these claims vigorously. However, an unfavorable resolution of these matters could have a material adverse effect on the Registrant's consolidated financial position, results of operations and cash flow.

The other proceeding relates to a lawsuit brought in 1987 in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Registrant and one of its wholly-owned subsidiaries, that asserts breach of contract and alleges damages of $13 million. The Registrant, which was not a party to the contract underlying the lawsuit, contends that there is no jurisdiction with respect to the Registrant and that it cannot be held liable for any conduct of the subsidiary. Both the Registrant and the subsidiary are contesting liability issues and have filed cross-claims and third-party claims against the other entities involved in the project.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1998.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          -------------------------------------------------------------
          HOLDER MATTERS
          --------------

Information relating to the market for the Registrant's Common Stock and other matters related to the holders thereof is set forth in the "Supplemental Financial Information" section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Registrant's present policy is to retain any earnings to fund the operations and growth of the Registrant. The Registrant has not paid any cash dividends since 1983 and has no plans to do so in the foreseeable future.

At March 31, 1999, the Registrant had 1,444 holders of its Common Stock and 659 holders of its Series B Common Stock.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 1998, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Based on the Registrant's current and long-term debt balances totaling $4.0 million at December 31, 1998, Baker has no material exposure to interest rate risk. Less than 1% of the Registrant's total assets and total contract revenues as of and for the year ended December 31, 1998 were denominated in British Pounds Sterling; accordingly, the Registrant has no material exposure to foreign currency exchange risk. These materiality assessments are based on the assumption that either the interest rates or the foreign currency exchange rates could change unfavorably by 10%. Based on the nature of the Registrant's business, it has no exposure to commodity price risk. In accordance with the foregoing, the Registrant has no interest rate swap or exchange agreements, nor does it have any foreign currency exchange contracts.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated April 20, 1999, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors and Executive Officers

The following table sets forth certain information regarding the directors of the Registrant. Each director was elected by the Registrant's shareholders at the 1998 Annual Meeting for a one year term to expire on the date of the next annual meeting of shareholders or until his respective successor shall have been elected and shall have qualified. Except as otherwise indicated, each director has held the principal occupation listed or another executive position with the same entity for at least the past five years.

                       Director                  Principal Occupation; Other
      Director           Since                        Directorships; Age
--------------------------------------------------------------------------------
Robert N. Bontempo       1997      Associate Professor of International Business
                                   at Columbia  University since July 1994;
                                   formerly Assistant Professor of International
                                   Business at Columbia  University from July
                                   1989 to July 1994;  Fellow at the Center for
                                   Advanced Study at Stanford University,
                                   Summer 1992; formerly Personnel  Research
                                   Analyst at IBM  Corporate Headquarters;
                                   Age 40

William J. Copeland      1983      Retired; formerly Chairman of the  Board of
                                   the  Registrant;  formerly  Vice Chairman of
                                   the Board of PNC  Financial  Corp. and
                                   Pittsburgh  National  Bank;  Director  or
                                   trustee   of  various investment companies
                                   affiliated with Federated Investors; Age 80

Roy V. Gavert, Jr.       1988      President and Chief Executive Officer of
                                   Kiplivit North America, Inc. (manufacturing)
                                   since July 1995; Managing Director of World
                                   Class Processing, Inc.(manufacturing);
                                   principal of the Horton Company (manufacturer
                                   of valves for household appliances); formerly
                                   Managing Director of Gavert Wennerholm & Co.
                                   (venture capital); formerly Managing Director
                                   of Eagle Capital, Inc. (investment bank and
                                   venture capital); formerly Executive Vice
                                   President, Westinghouse Electric Corporation;
                                   Age 65

Charles I. Homan         1994      President and Chief Executive Officer since
                                   October 1994; formerly Executive Vice
                                   President from January 1990 to September
                                   1994; formerly Senior Vice President from
                                   April 1988 to December 1989; formerly

                                   President of Michael Baker, Jr., Inc. (a subsidiary) from May 1983 to September 1994;
                                   Director of Citizens Banking Company; Age 55

Thomas D. Larson         1993      Self employed (consultant); formerly
                                   Administrator, United States Federal Highway
                                   Administration until January 1992; formerly
                                   Secretary of the Pennsylvania Department of
                                   Transportation; formerly Professor of
                                   Engineering, The Pennsylvania State
                                   University; Age 70

John E. Murray, Jr.      1997      President and Professor of Duquesne
                                   University since July 1988; formerly
                                   University Distinguished Service Professor at
                                   University of Pittsburgh; formerly Dean of
                                   Villanova University School of Law; formerly
                                   Acting Dean and Professor at Duquesne
                                   University School of Law; Director of
                                   Federated Investors; Age 66

Richard L. Shaw          1966      Chairman of the Board; formerly Chairman of
                                   the Board, President and Chief Executive
                                   Officer of the Registrant from September 1993
                                   through September 1994; formerly President
                                   and Chief Executive Officer of the Registrant
                                   from April 1984 to May 1992; Director of L.B.
                                   Foster Company (manufacturing); Age 71

Konrad M. Weis           1991      Retired; formerly President and Chief
                                   Executive Officer of Bayer USA Inc.
                                   (chemicals, health care and imaging
                                   technologies); Director of PNC Equity
                                   Management Corporation, Titan
                                   Pharmaceuticals, Inc. and Dravo Corporation;
                                   Age 70

J. Robert White          1994      Executive Vice President, Chief Financial
                                   Officer and Treasurer since July 1994;
                                   formerly Assistant Director of Investor
                                   Relations for Westinghouse Electric
                                   Corporation from prior to 1990 through June
                                   1994; formerly Adjunct Professor of
                                   Accounting and Finance at the University of
                                   Pittsburgh and Carnegie Mellon University;
                                   Age 56

Charles I. Homan and J. Robert White are both directors and executive officers of the Registrant. With the exception of Messrs. Homan and White, who are listed above, the following represents a listing of executive officers of the Registrant as of December 31, 1998:

H. James McKnight - Age 54; Senior Vice President, General Counsel and Secretary of the Registrant since 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from 1992 through February 1995.

Glenn  S.  Burns  - Age 49;  Executive  Vice  President  of the  Registrant  and
President of Baker Mellon Stuart Construction, Inc., a subsidiary of the Registrant, from 1995 until his resignation in February 1999. Mr. Burns previously served as Vice President, General Counsel and Secretary of the Registrant from 1994 through 1995 and as Assistant General Counsel from 1991 through 1994.

Donald P. Fusilli, Jr. - Age 47; Executive Vice President of the Registrant since 1991 and President of Baker/MO Services, Inc., a subsidiary of the Registrant, since 1995. Mr. Fusilli previously served as General Counsel and Secretary of the Registrant from 1986 through 1994. He has been employed by the Registrant in various capacities since 1973.

John C. Hayward - Age 51; Executive Vice President of the Registrant since 1995 and President of Michael Baker Jr., Inc. since 1994. Mr. Hayward previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1974.

Philip A. Shucet - Age 48; Executive Vice President of the Registrant and President of Baker Environmental, Inc., a subsidiary of the Registrant, since 1996. Mr. Shucet previously served as Vice President of Michael Baker Jr., Inc. from 1995 to 1996. Mr. Shucet has been employed by the Registrant in various capacities since 1989.

Edward L. Wiley - Age 55; Executive Vice President of the Registrant since 1995 and Executive Vice President of Michael Baker Jr., Inc. since 1994. Mr. Wiley previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1968.

Executive officers of the Registrant serve at the pleasure of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Registrant's directors and executive officers, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Such persons are required by Commission regulations to furnish the Registrant with copies of all Section 16(a) forms which they file. The Registrant believes that all such filing requirements applicable to its executive officers and directors were complied with in 1998 except that a Form 5 filed by Philip A. Shucet, an officer of the Registrant, was deemed to be late because it inadvertently omitted certain information.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The following table sets forth certain information regarding compensation received by the Chief Executive Officer and the four remaining most highly compensated executive officers of the Registrant for the last three completed fiscal years.

Summary Compensation Table

                                                    Long-Term
                                                    Compensation
                                                    ------------
                                                    Shares of
                           Annual Compensation      Common Stock
Name and Principal         -------------------      Underlying   All Other
 Position               Year    Salary      Bonus   Options(2)   Compensation(1)
--------------------------------------------------------------------------------
Charles I. Homan        1998    $385,300    $    --   58,362     $12,592
 President and Chief    1997    $341,600    $62,757   23,529     $12,092
 Executive Officer      1996    $319,400    $54,412   12,571     $11,455

Donald P. Fusilli, Jr.  1998    $201,200    $23,022   27,480     $10,000
 Executive Vice         1997    $188,200    $25,642    9,122     $ 8,700
 President-Energy       1996    $180,000    $24,750    5,236     $ 8,658

John C. Hayward         1998    $195,700    $22,569   26,738     $12,592
 Executive Vice         1997    $188,200    $15,643    9,122     $10,578
 President-             1996    $180,000    $15,000    5,236     $ 9,267
 Transportation

Edward L. Wiley         1998    $206,200    $11,068   28,161     $11,400
 Executive Vice         1997    $192,300    $36,314    9,122     $10,075
 President-Civil        1996    $180,000    $35,776    5,236     $ 9,351

J. Robert White         1998    $209,100    $    --   28,664     $10,827
 Executive Vice         1997    $192,300    $31,923    9,122     $ 8,030
 President, Chief       1996    $180,000    $30,001    5,236     $ 9,479
 Financial Officer
 and Treasurer

(1) Includes matching contributions made by the Registrant under its 401(k) plan paid on behalf of the following individuals in 1998, 1997 and 1996, respectively: Mr. Homan, $10,000, $9,500 and $9,151; Mr. Fusilli, $10,000,
     $7,254 and $7,873;  Mr. Hayward,  $10,000,  $9,012 and $ 7,962;  Mr. Wiley,
     $10,000,  $8,802 and $8,211; and Mr. White, $6,777, $5,438 and $7,860. Also
     includes group life insurance premiums paid by the Registrant on behalf of the following individuals in 1998, 1997 and 1996, respectively: Mr. Homan, $2,592, $2,592 and $2,304; Mr. Fusilli, $0, $1,446 and $785; Mr. Hayward
     $2,592,  $1,566, and $1,305; Mr. Wiley, $1,400,  $1,273 and $1,140; and Mr.
     White, $4,050, $2,592 and $1,619.

(2) Stock options were granted February 27, 1996, February 27, 1997 and February 27, 1998, under the Registrant's 1995 Stock Incentive Plan. In addition the Registrant also granted certain performance based stock options to the executive officers on April 23, 1998, which will vest in the first quarter of 2001 if the Registrant achieves certain performance goals in the year 2000.


Options Granted in 1998
                                                             Potential
                                                             Realizable Value
                   No. of    % of Total                      at Assumed Annual
                   Shares    Options                         Rates of Stock
                   Subject   Granted to                      Price Appreciation
                   to        Employees                       For Option Term
                   Options   in      Exercise    Expiration  ------------------
      Name         Granted   1998    Price/Share    Date        5%        10%
--------------------------------------------------------------------------------
Charles I. Homan   18,361(1)   4.6%  $ 9.5313   27-Feb-08    $110,059  $278,912
                   40,001(2)  10.1%  $10.1250   23-Apr-08    $254,709  $645,482

Donald P. Fusilli,  6,977(1)   1.8%  $ 9.5313   27-Feb-08    $ 41,821  $105,984
Jr.                20,503(2)   5.2%  $10.1250   23-Apr-08    $130,554  $330,850

John C. Hayward     6,977(1)   1.8%  $ 9.5313   27-Feb-08    $ 41,821  $105,984
                   19,761(2)   5.0%  $10.1250   23-Apr-08    $125,829  $318,876

Edward L. Wiley     7,161(1)   1.8%  $ 9.5313   27-Feb-08    $ 42,924  $108,779
                   21,000(2)   5.3%  $10.1250   23-Apr-08    $133,719  $338,869

J. Robert White     7,163(1)   1.8%  $ 9.5313   27-Feb-08    $ 42,936  $108,809
                   21,501(2)   5.4%  $10.1250   23-Apr-08    $136,909  $346,954

 (1) All options were granted pursuant to the 1995 Stock Incentive Plan and vest in four equal annual installments beginning on the date of grant. The dollar amounts under the potential realizable value columns are the result of calculations at assumed annually compounded rates of stock price appreciation over the ten-year life of the options in accordance with the proxy regulations of the Securities and Exchange Commission, and are not intended to forecast actual future appreciation, if any, of the Registrant's Common Stock. The actual value, if any, an executive may realize will depend on the excess of the market price of the shares over the exercise price on the date the option is exercised.

(2) These options were granted April 23, 1998, pursuant to the 1995 Stock Incentive Plan. The options become fully exercisable on April 23, 2006, but will vest in the first quarter of 2001 if certain performance goals are satisfied for the year 2000.

Aggregated Option Exercises in 1998
                                         Number of
                                         Securities          Value of
                                         Underlying          Unexercised
                                         Unexercised         In-the-Money
                      Shares             Options at          Options at
                     Acquired            December 31, 1998   December 31, 1998
                        On       Value   Exercisable/        Exercisable/
        Name         Exercise   Realized Unexercisable       Unexercisable(1)
--------------------------------------------------------------------------------
Charles I. Homan        --         --     53,282/68,680       $211,633/$51,986
Donald P. Fusilli, Jr.  --         --     22,832/31,606       $ 92,591/$20,578
John C. Hayward         --         --     22,132/30,864       $ 89,266/$20,578
Edward L. Wiley         --         --     21,828/32,241       $ 87,614/$20,608
J. Robert White       15,477    $67,525    6,351/32,742       $ 13,362/$20,608

(1) Based on the exercise price and fair market value of the Common Stock as of December 31, 1998.

Compensation of Directors

Compensation for non-employee directors is as follows: Annual retainer--$15,000; Attendance at each regularly scheduled or special meeting of the Board of Directors--$1,000; Attendance at a Board of Directors committee meeting--$500; Telephonic attendance at a Board of Directors or committee meeting--$100; Additional annual retainer for chairman of the Board of Directors--$5,000; and Additional annual retainer for committee chairmen--$2,500.

Notwithstanding anything to the contrary set forth in any of the Registrant's previous filings under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K in whole or in part, the following report and the Stock Performance Graphs shall not be incorporated by reference into any such filings.

Report of the Compensation Committee

Introduction

Decisions regarding compensation of the Registrant's executives generally are made by a three-member Compensation Committee of the Board.

All decisions of the Compensation Committee relating to compensation of the Registrant's executive officers are reviewed and approved by the full Board. Set forth below is a report submitted by Messrs. Larson, Murray and Weis in their capacity as the Board's Compensation Committee addressing the Registrant's compensation policies for 1998 as they affected executive officers of the Registrant, including Mr. Homan, the President and Chief Executive Officer, and Messrs. Fusilli, Hayward, Wiley and White, the four executive officers other than Mr. Homan who were, for 1998, the Registrant's most highly paid executive officers.

Compensation Philosophy

The Registrant applies a consistent philosophy toward compensation based upon the following objectives: (i) to attract and retain executive officers and other key employees of outstanding ability, and to motivate all employees to perform to the full extent of their abilities; (ii) to ensure that pay is competitive with other leading companies in the Registrant's industry; (iii) to reward executive officers for corporate, group and individual performance; and (iv) to ensure that total compensation to the executive officers as a group is not disproportionate when compared to the Registrant's total employee population.

Compensation

The Compensation Committee retains the services of Hewitt Associates, a compensation consulting firm, to assist the Committee in connection with performance of its duties. Hewitt Associates provides ongoing advice to the Committee with respect to the reasonableness of compensation paid to executive officers of the Registrant.

The Registrant applies a compensation program consisting of base salary and annual incentive compensation. In determining Mr. Homan's salary as President and Chief Executive Officer and the remaining executive officers' base salaries for 1998, the Compensation Committee reviewed the relationship of his compensation to that of other executive officers of the Registrant and, the Registrant's current and projected growth and profitability performance.

Incentive compensation for Mr. Homan and the other executive officers is determined based on the achievement of such predetermined corporate performance goals as profitability and earnings per share. Each such officer's annual performance is measured by reviewing contribution to overhead and profit, new work added, cash flow return on investment, human resources development and continuous improvement management goals.

The Chief Executive Officer recommends to the Compensation Committee salary adjustments for executive officers. The committee reviews these recommendations in light of the above factors and with reference to the Hewitt Report and the executive salary studies described above. A final comparison is made to verify that the total percentage increase in compensation paid to the executive officers as a group is not disproportionate to the percentage increase applicable to other Registrant employee groups.

All  executive  employees  participate  in  an  annual  incentive  program.  The components of the plan are based upon corporate and individual performance. Measures of corporate performance may include, but are not limited to, one or more financial measures such as earnings per share and profitability. Individual performance is based on the performance rating received as part of the annual Performance Management Process. The Performance Management Process is a program which emphasizes performance planning (management/employee goal setting), progress reviews and management feedback to employees. Primary objectives of the program are to enhance the professional development of the individual employee and to align individual performance goals with those of the Registrant. The rating is based upon factors agreed to by the Chief Executive Officer and the individual executive employees.

1995 Stock Incentive Plan

On December 15, 1994, the Board of Directors approved the 1995 Stock Incentive Plan (the "Option Plan"), which was approved by the shareholders at the 1995 Annual Meeting and provides long-term incentive compensation to eligible employees. The Compensation Committee retains the services of Buck Consultants to assist the Committee in evaluating the Option Plan relative to practices of other publicly-traded companies engaging in one or more lines of business comparable to those of the Registrant.

Stock options are awarded based on the Compensation Committee's judgment concerning the position and responsibilities of the employee being considered, the nature and value of his or her services, his or her current contribution to the success of the Registrant, and any other factors which the Compensation Committee may deem relevant. Stock option awards tie the interests of employees to the long-term performance of the Registrant, and provide an effective incentive for employees to create shareholder value over the long term since the full benefit of the compensation package cannot be realized unless an appreciation in the Registrant's stock price occurs over a number of years.

In 1998, the Compensation Committee reviewed the Option Plan and, based on its review, recommended to the Board of Directors that the Option Plan be amended to increase by 1,000,000 the number of shares available for grants thereunder and to increase the maximum number of shares as to which options may be granted to any one employee during any calendar year from 30,000 to 100,000 shares. The Board of Directors approved the amendment on February 27, 1998, and the Shareholders adopted the amendment on April 22, 1998 at the 1998 Annual Meeting of Shareholders. The Compensation Committee believes these changes were desirable in order to ensure that there are sufficient options available under the Option Plan to continue to motivate and reward employees and to ensure that the grants are significant enough to provide meaningful inducement and reward to key employees.

In addition, on April 23, 1998, the Compensation Committee adopted a proposal to award a one-time grant of stock options to certain employees, the vesting of which will be based upon the Registrant achieving earnings for the year ended December 31, 2000 (the "Fiscal Year 2000") equal to or in excess of $1.25 per share of Common Stock (the "Vision 2000 Options"). The Vision 2000 Options will vest and may be exercisable immediately upon the determination of the Board of Directors, based on the audited financial results of the Registrant for the Fiscal Year 2000, that the Registrant has achieved earnings of at least $1.25 per share for the Fiscal Year 2000. In the event that the Registrant does not achieve such earnings, the Vision 2000 Options will become exercisable eight years from the date of the grant. The exercise price of the Vision 2000 Options will be the fair market value of the Common Stock on the date of the grant. The Vision 2000 Options were granted on April 23, 1998, and have an exercise price equal to $10.125.

1996 Nonemployee Directors' Stock Incentive Plan

On February 27, 1996, the Board of Directors approved the 1996 Nonemployee Directors' Stock Incentive Plan, which was approved by the shareholders at the 1996 Annual Meeting. This plan provides long-term incentive compensation to eligible directors. Under this plan, each member of the Board of Directors who is not an employee of the Registrant or any of its subsidiaries is granted 500 restricted shares and an option to purchase 1,000 shares of Common Stock on the first business day following each Annual Meeting of Shareholders.

This report is submitted by the Compensation Committee of the Registrant's Board of Directors.

      Thomas D. Larson    John E. Murray, Jr.     Konrad M. Weis

Compensation Committee Interlocks and Insider Participants

The members of the Compensation Committee in 1998, Thomas D. Larson, John E. Murray, Jr. and Konrad M. Weis, are nonemployee directors. During 1998, no executive officer of the Registrant served on a compensation committee (or other board committee performing equivalent functions) or on the board of directors of any entity (other than the Registrant's Board of Directors) related to any member of the Registrant's Board of Directors.

Stock Performance Graph

The graph below compares for the five-year period commencing December 31, 1993, the yearly percentage change in the cumulative total shareholder return on the Registrant's Common Stock with the cumulative total return of the S&P 500 Stock Index, the Russell 2000 Stock Index and with a peer group identified by the Registrant to best approximate the Registrant's diverse business groups.

The peer group was selected to include publicly-traded companies engaging in one or more of the Registrant's lines of business: engineering, construction and operations and maintenance.

The peer group consists of the following companies: Aqua Alliance, Inc. (f/k/a Air and Water Technologies Corp.), Dames & Moore Group, Granite Construction, Inc., Harding Lawson Associates Group, Inc., ICF Kaiser International, Inc., Jacobs Engineering Group, Inc., Morrison Knudsen Corp., Perini Corp., Stone & Webster, Inc., STV Group, Inc., Tetra Tech, Inc., Turner Corp., URS Corp., Roy
F. Weston, Inc. [Note: Guy F. Atkinson Registrant of California, a member of the peer group in previous years, ceased operations during 1998.]

The following five year total shareholder return chart compares the Registrant's total shareholder return on the Registrant's Common Stock with that of the peer group used for the year ended December 31, 1998.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                 Among Michael Baker Corporation, S&P 500 Index,
                     Russell 2000 Index and The Peer Group*

                                         Cumulative Total Return
--------------------------------------------------------------------------------
                                  12/93   12/94  12/95   12/96  12/97   12/98
--------------------------------------------------------------------------------
Michael Baker Corporation         100      34     45      58     89      89
Peer Group                        100      80     97      96    111     152
S&P 500                           100     101    139     171    229     294
Russell 2000                      100      98    126     147    180     179

* Assumes $100 invested at the close of trading on December 31, 1993 in the Registrant's Common Stock, the S&P 500 Index, the Russell 2000 Index, and the peer group and assumes the reinvestment of dividends.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information as to the beneficial ownership of the Registrant's Common Stock and Series B Common Stock held by each person known by the Board of Directors of the Registrant to own beneficially more than 5% of the outstanding shares of Common Stock or Series B Common Stock of the Registrant, by each director, by each of the executive officers named in the Summary Compensation Table (the "Summary Compensation Table"), and by all directors and executive officers as a group. The Michael Baker Corporation Employee Stock Ownership Plan and Trust (the "ESOP") holds 72.4% of the voting power of the Registrant's outstanding Common Capital Stock. Information contained in this Item 12 is as of the most recent practicable date, which is December 31, 1998, for beneficial owners of more than 5%, March 31, 1999 as to shares held by the ESOP, and as to the directors and executive officers. The information in the table concerning beneficial ownership is based upon information furnished to the Registrant by or on behalf of the persons named in the table.

                                Common Stock              Series B Common Stock
                              -------------------------   ----------------------
                              Number of                   Number of
                              Shares and                  Shares and
                              Nature of                   Nature of
                              Beneficial                  Beneficial
            Name              Ownership(1)      Percent   Ownership(1)   Percent
--------------------------------------------------------------------------------
Michael Baker Corporation      2,475,158          34.6     1,223,475        93.0
Employee Stock Ownership
Plan and Trust(1)
   Michael Baker
   Corporation
   P.O. Box 12259
   Pittsburgh, PA 15231-0259
Goldman Sachs(2)                 882,800          12.4       None             --
   85 Broad Street
   New York, New York 10004
Lord Abbett & Co.                787,690          11.0       None             --
   767 Fifth Avenue
   New York, New York 10153
Dimensional Fund Advisors        456,114           6.4       None             --
Inc.(3)
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401
Robert N. Bontempo                 3,000(7)          *        None            --
William J. Copeland                5,500(7)          *        None            --
Donald P. Fusilli, Jr.            40,581(5)(7)       *         8,169(6)        *
Roy V. Gavert, Jr.                 4,500(7)          *        None            --
John C. Hayward                   39,907(5)(7)       *         9,934(6)        *
Charles I. Homan                  95,460(4)(5)(7)  1.3        21,234(4)(6)   1.6
Thomas D. Larson                   6,425(4)(7)       *        None            --
John E. Murray, Jr.                3,000(7)          *        None            --
Richard L. Shaw                   12,705(7)          *        None            --
Konrad M. Weis                    12,000(4)(7)       *        None            --
J. Robert White                   17,985(5)(7)       *         1,532(6)       --
Edward L. Wiley                   48,654(4)(5)(7)    *        15,349(6)      1.2
All Directors and                352,639(4)(5)(7)  4.9        62,978(6)      4.8
Executive Officers as a group
 (17) persons

* Less than 1%.

(1) Under regulations of the Securities and Exchange Commission, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite his name. The ESOP requires the trustee to vote the shares held by the trust in accordance with the instructions from the ESOP participants for all shares allocated to such participants' accounts. Allocated shares for which no such instructions are given and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given. In the case of a tender offer, allocated shares for which no instructions are given are not voted or tendered, and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given.

(2) Shares held as a group by Goldman Sachs & Co. and the Goldman Sachs Group, L.P., each of which disclaim beneficial ownership of all such shares. This information has been taken from Schedule 13G dated as of December 31, 1998.

(3) Dimensional Fund Advisors Inc., ("Dimensional") an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Registrant Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over the securities of the Issuer described in this schedule that are owned by the Portfolios. All securities reported in this schedule are owned by the Portfolios, and Dimensional disclaims beneficial ownership of such securities.

(4) Some or all of such shares are jointly owned by such person and his spouse. Voting and investment power as to such shares is shared by the nominee and his spouse.

(5) Includes the number of shares of Common Stock indicated for each of the following persons or group which are allocated to their respective accounts as participants in the ESOP and as to which they are entitled to give binding voting instructions to the trustee of the ESOP: Mr. Fusilli (12,416 shares); Mr. Hayward (12,442 shares); Mr. Homan (23,485 shares); Mr. White (6,255 shares); Mr. Wiley (18,447 shares); and directors and executive officers as a group (87,996 shares). ESOP holdings have been rounded to the nearest full share.

(6) Includes the number of shares of Series B Common Stock indicated for each of the following persons or group which are allocated to their respective accounts as participants in the ESOP and as to which they are entitled to give binding voting instructions to the trustee of the ESOP: Mr. Fusilli (8,169 shares); Mr. Hayward (9,934 shares) Mr. Homan (20,156 shares); Mr. White (1,532 shares); Mr. Wiley (15,349 shares); and directors and executive officers as a group (61,900 shares). ESOP holdings have been rounded to the nearest full share.

(7) Includes indicated number of shares of Common Stock issuable pursuant to stock options which may be exercised within 60 days of the date of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The Registrant entered into an employment agreement with Richard L. Shaw (formerly President and Chief Executive Officer of the Registrant) in April 1988, which agreement was supplemented in March 1992, October 1994 and February 1998. At the time of his retirement as of the end of September 1994, Mr. Shaw was being compensated at an annual salary of approximately $400,000. The agreement provides for Mr. Shaw's performance of consulting services to the Registrant until May 31, 2000, with annual compensation equal to 20% of his salary prior to retirement. In addition, during this period, the Registrant will cover costs of health insurance, reimburse actual out-of-pocket expenses and maintain a life insurance policy for Mr. Shaw. This agreement also provides for a supplemental retirement benefit of $2,500 per month commencing after the expiration of such period.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
Exhibit 13.1 to this Form 10-K:

       Consolidated Balance Sheet as of December 31, 1998 and 1997 Consolidated Statement of Income for the three years ended
         December 31, 1998
       Consolidated Statement of Cash Flows for the three years ended
         December 31, 1998
       Consolidated Statement of Shareholders' Investment for the three years ended December 31, 1998
       Notes to Consolidated Financial Statements
       Report of Independent Accountants

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

    10.1 1998 Incentive Compensation Plan of Michael Baker Corporation, filed herewith.

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

    10.2(a)      Supplemental  Employment  Agreement  No.  3 dated as of June 1,
                 1995  and  Supplemental  Agreement  No.  4 dated as of March 1,
                 1998, by and between the Registrant and Richard L. Shaw, filed as Exhibit 10.2(a) to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    10.3         Loan  Agreement  by and among  Michael  Baker  Corporation  and
                 Subsidiaries and Mellon Bank, N.A. dated as of June 12, 1997, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997, and incorporated herein by reference.

    10.3(a)      First  Amendment to Loan  Agreement by and among  Michael Baker
                 Corporation and Subsidiaries and Mellon Bank, N.A. dated as of July 24, 1998, filed as Exhibit 10.1 to the Registrant's
                 Quarterly  Report on Form 10-Q for the period  ended  September
                 30, 1998, and incorporated herein by reference.

    10.4 Michael Baker Corporation 1995 Stock Incentive Plan amended effective April 23, 1998, filed herewith.

    10.5         Michael Baker Corporation 1996 Nonemployee  Directors' Stock
                 Incentive Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1996 Annual
                 Meeting  of Shareholders, and incorporated herein by reference.

    13.1         Selected  Financial   Data,   Management's   Discussion  and
                 Analysis  of   Financial   Condition   and  Results  of
                 Operations,  Consolidated  Financial  Statements  as of
                 December  31,  1998 and for the three years then ended, Report of  Independent  Accountants,  and  Supplemental Financial
                 Information,   filed  herewith  and  to  be included as the
                 Financial  Section of the Annual Report to Shareholders for the
                 year ended December 31, 1998.

    21.1         Subsidiaries of the Registrant, filed herewith.

    23.1         Consent of Independent Accountants, filed herewith.

    (b) The Registrant filed no reports on Form 8-K during the fourth quarter of 1998.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MICHAEL BAKER CORPORATION

Dated:  April 29, 1999                            By:/s/ Charles I. Homan
                                                     ------------------------
                                                     Charles I. Homan, President
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/s/ Richard L. Shaw                 Chairman of the Board         April 29, 1999
------------------------------
Richard L. Shaw


/s/ Charles I. Homan                Director, President           April 29, 1999
------------------------------      and Chief Executive
Charles I. Homan                    Officer


/s/ J. Robert White                 Director, Executive Vice      April 29, 1999
------------------------------      President, Chief Financial
J. Robert White                     Officer and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)


/s/ Robert N. Bontempo              Director                      April 29, 1999
------------------------------
Robert N. Bontempo


                                    Director                      April 29, 1999
------------------------------
William J. Copeland


/s/ Roy V. Gavert, Jr.              Director                      April 29, 1999
------------------------------
Roy V. Gavert, Jr.


/s/ Thomas D. Larson                Director                      April 29, 1999
------------------------------
Thomas D. Larson


/s/ John E. Murray, Jr.             Director                      April 29, 1999
------------------------------
John E. Murray, Jr.


/s/ Konrad M. Weis                  Director                      April 29, 1999
------------------------------
Konrad M. Weis