Form 10-Q
period 1999-03-31
BAKER MICHAEL CORP
filed 1999-05-13
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

            As of March 31, 1999:
            ---------------------

            Common Stock            7,159,408 shares
            Series B Common Stock   1,316,198 shares

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 1


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

The condensed consolidated financial statements which follow have been prepared by Michael Baker Corporation ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward looking statements concerning future operations and performance of the Company. Forward looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, and changes in anticipated levels of government spending on infrastructure. Such forward looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 2

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
                                                    For the three months ended
                                                  ------------------------------
                                                  MARCH 31, 1999  March 31, 1998
--------------------------------------------------------------------------------
                                        (In thousands, except per share amounts)
Total contract revenues                            $115,118        $111,097

Cost of work performed                              101,659          98,853
--------------------------------------------------------------------------------
      Gross profit                                   13,459          12,244

Selling, general and administrative expenses         12,719          11,188
--------------------------------------------------------------------------------
      Income from operations                            740           1,056

Other income/(expense):
   Interest income                                       59             179
   Interest expense                                    (118)            (10)
   Other, net                                            99             153
--------------------------------------------------------------------------------
      Income before income taxes                        780           1,378

Provision for income taxes                              367             648
--------------------------------------------------------------------------------

      NET INCOME                                   $    413        $    730
================================================================================

      BASIC AND DILUTED NET INCOME PER SHARE       $   0.05        $   0.09
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS                                            MARCH 31, 1999   Dec. 31, 1998
--------------------------------------------------------------------------------
                                                         (In thousands)
CURRENT ASSETS
   Cash                                                $    433       $   5,014
   Receivables                                           75,571          82,672
   Cost of contracts in progress and estimated
     earnings, less billings                             24,868          22,407
   Prepaid expenses and other                             9,533          10,192
--------------------------------------------------------------------------------
      Total current assets                              110,405         120,285
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                       17,697          17,458

OTHER ASSETS
   Goodwill and other intangible assets, net              7,248           7,507
   Other assets                                           6,657           6,611
--------------------------------------------------------------------------------
      Total other assets                                 13,905          14,118
--------------------------------------------------------------------------------
      TOTAL ASSETS                                     $142,007        $151,861
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                    $ 30,783        $ 43,356
   Accrued employee compensation                          8,601           9,141
   Accrued insurance                                      6,935           6,155
   Other accrued expenses                                17,888          20,210
   Excess of billings on contracts in
     progress over cost and estimated earnings            9,793           9,568
--------------------------------------------------------------------------------
      Total current liabilities                          74,000          88,430
--------------------------------------------------------------------------------

OTHER LIABILITIES
   Long-term debt                                         6,516           3,138
   Other                                                  8,176           7,431
--------------------------------------------------------------------------------
      Total liabilities                                  88,692          98,999
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
   Common Stock, par value $1, authorized
     44,000,000  shares,  issued 7,159,408
     and 7,150,179 shares at March 31, 1999
     and December 31, 1998, respectively                  7,159           7,150
   Series B Common Stock, par value $1,
     authorized 6,000,000 shares, issued 1,316,198
     and 1,319,114 shares at March 31, 1999
     and December 31, 1998, respectively                  1,316           1,319
   Additional paid-in capital                            37,036          37,002
   Retained earnings                                      9,860           9,447
   Less 303,359 shares of Common Stock
     in treasury, at cost, at March 31, 1999
     and December 31, 1998                               (2,056)         (2,056)
--------------------------------------------------------------------------------
      Total shareholders' investment                     53,315          52,862
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $142,007        $151,861
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                                    For the three months ended
                                                    --------------------------
                                                  MARCH 31, 1999  March 31, 1998
--------------------------------------------------------------------------------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $    413       $    730
Adjustments to reconcile net income to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                           1,595          1,093
  Changes in assets and liabilities:
   Decrease in receivables and contracts in progress      4,859          3,280
   Decrease in accounts payable and accrued expenses    (14,699)      $(12,442)
   Decrease in other net assets                           1,508          1,900
--------------------------------------------------------------------------------
    Total adjustments                                    (6,737)        (6,169)
--------------------------------------------------------------------------------
    Net cash used in operating activities                (6,324)        (5,439)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment            (1,636)        (1,596)
--------------------------------------------------------------------------------
    Net cash used in investing activities                (1,636)        (1,596)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                           3,384              -
   Repayments of long-term debt                             (39)             -
   Proceeds from exercise of stock options                   34             16
   Payments to acquire treasury stock                         -           (444)
--------------------------------------------------------------------------------
    Net cash prov. by/(used in) financing activities      3,379           (428)
--------------------------------------------------------------------------------

Net decrease in cash                                     (4,581)        (7,463)
Cash at beginning of year                                 5,014         17,302
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                                  $    433       $  9,839
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
   Interest paid                                       $     88       $     14
   Income taxes paid                                   $     90       $     36
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 5


MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 1999
(UNAUDITED)


NOTE 1 - RESTRUCTURING CHARGES

In connection with the construction losses recorded during the fourth quarter of 1998, the Company determined during the first quarter of 1999 that it will no longer participate in low-bid, high-risk construction projects for buildings or transportation infrastructure. Accordingly, the general construction activities of the Company's Buildings unit have been restructured, and the Company's Transportation Construction (heavy and highway) business is currently being offered for sale. Existing low-bid, high-risk construction projects in the Buildings unit will be completed or sold, while normal construction bidding activity will continue in the Transportation unit during the period through the sale.

During the first quarter of 1999, the Company recorded restructuring charges totaling $0.8 million, which were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Income. Such charges reflect severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

NOTE 2 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,168,378 and 8,190,728 shares outstanding for the three-month periods ended March 31, 1999 and 1998, respectively. Diluted net income per share computations are based upon weighted averages of 8,254,919 and 8,318,656 shares outstanding for the three-month periods ended March 31, 1999 and 1998, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 3 - BUSINESS SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the following quarterly disclosure of revenues, profitability and assets for each of the Company's seven reportable segments (in millions):

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 6

                                                    For the three months ended
                                                    --------------------------
                                                  MARCH 31, 1999  March 31, 1998
--------------------------------------------------------------------------------
Total contract revenues:
  Buildings unit                                        $ 22.3          $ 27.8
  Civil unit:
     Engineering                                          15.4            17.4
     BSSI                                                 12.7            14.8
  Energy unit                                             19.3            14.7
  Environmental unit                                       6.7             5.9
  Transportation unit:
     Engineering                                          18.3            16.7
     Construction                                         20.4            13.8
--------------------------------------------------------------------------------
       TOTAL                                            $115.1          $111.1
================================================================================
                                                    For the three months ended
                                                    --------------------------
                                                  MARCH 31, 1999  March 31, 1998
--------------------------------------------------------------------------------
Income/(loss) before taxes:
  Buildings unit                                        $ (1.2)         $ (0.2)
  Civil unit:
     Engineering                                           0.6             0.8
     BSSI                                                    -            (0.2)
  Energy unit                                              1.2             0.8
  Environmental unit                                       0.3            (0.2)
  Transportation unit:
     Engineering                                           0.4             0.4
     Construction                                         (0.5)           (0.1)
--------------------------------------------------------------------------------
       Subtotal - segments                                 0.8             1.3
  Corporate/Insurance                                        -             0.1
--------------------------------------------------------------------------------
       TOTAL                                            $  0.8          $  1.4
================================================================================
                                                   MARCH 31, 1999  Dec. 31, 1998
--------------------------------------------------------------------------------
Segment assets:
  Buildings unit                                        $ 20.8          $ 30.5
  Civil unit:
     Engineering                                          18.4            18.7
     BSSI                                                 14.7            15.6
  Energy unit                                             30.8            27.9
  Environmental unit                                       5.0             5.1
  Transportation unit:
     Engineering                                          21.2            21.7
     Construction                                         19.1            20.6
--------------------------------------------------------------------------------
       Subtotal - segments                               130.0           140.1
  Corporate/Insurance                                     12.0            11.8
--------------------------------------------------------------------------------
       TOTAL                                            $142.0          $151.9
================================================================================

The Company has determined that intersegment revenues are immaterial for further disclosure in these financial statements.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 7

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement (the "Agreement") with Mellon Bank, N.A. The Agreement provides for a commitment of $25 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 1999, borrowings totaling $3.4 million were outstanding under the Agreement (and included in long-term debt in the accompanying Condensed Consolidated Balance Sheet), along with outstanding letters of credit totaling $1.4 million.

NOTE 5 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at March 31, 1999. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $115.1 million for the first quarter of 1999, compared to $111.1 million for the first quarter of 1998. Revenue improvements in the Company's Transportation, Energy and Environmental units were partially offset by decreases in the Buildings and Civil units. The Transportation unit posted increases in both its engineering and construction divisions as the direct result of their respective record year-end 1998 backlog amounts. International growth, including that from a consolidated joint venture which provides operations and maintenance ("O&M") services to BP Amoco in Venezuela, continued to fuel the Energy unit. The decrease in the Buildings unit's revenues is directly attributable to a subsidiary's March 1999 termination from its most significant construction contract at the Universal Studios theme park; such contract accounted for revenues totaling $10.3 million in the first quarter of 1998. In the Civil unit, the Baker Support Services, Inc. ("BSSI") division's most significant O&M contract was completed in the fourth quarter of 1998, thereby accounting for its decrease, while the engineering division experienced lower revenues primarily due to a project in Alaska that is nearing completion.

GROSS PROFIT

Gross profit increased to $13.5 million in the first quarter of 1999 from $12.2 million in the first quarter of 1998. As a percentage of total contract

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 8

revenues, the first quarter's gross profit also increased to 11.7% in 1999 from 11.0% in 1998. The most significant overall improvements were registered in the Company's Energy, Civil and Environmental units. The Energy unit's international growth again accounts for the majority of its increase. Despite its lower first quarter 1999 revenues, the Civil unit benefitted at the gross profit line from the fact that its two previously mentioned major contracts, which are completed or nearly so, had lower than normal margins associated with them during the first quarter of 1998. The Environmental unit's improvement stems from a project loss recorded in the first quarter of 1998. In the Transportation unit, its decrease in gross profit dollars and percentage is attributable to its construction division, which posted significant profitability on a now-completed project during the first quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased to $12.7 million in the first quarter of 1999 from $11.2 million in the first quarter of 1998. As discussed in Note 1 to the condensed consolidated financial statements as of and for the period ended March 31, 1999 (included herein), the Buildings unit's restructuring charges totaling $0.8 million were recorded in the first quarter of 1999 and included in SG&A expenses. Excluding such restructuring charges, expressed as a percentage of total contract revenues, SG&A expenses would have been 10.4% for the first quarter of 1999, as compared with 10.1% for the first quarter of 1998. Aside from the restructuring charges, the overall first quarter 1999 dollar increases are primarily attributable to additional 1999 support costs related to the Energy unit's consolidated joint venture in Venezuela and, in the Civil unit, a combination of higher 1999 costs related to the creation of a proposal database in its engineering division and lower BSSI benefit plan costs during the first quarter of 1998.

OTHER INCOME

Interest income was lower and interest expense was higher for the first quarter of 1999 due partially to the Company's 1999 borrowings under its credit agreement with Mellon Bank, N.A. ("Mellon"). During the first quarter of 1998, the Company had no borrowings under this agreement, and was in a net invested position with Mellon. In addition, interest expense was higher in 1999 as the result of certain heavy and highway construction equipment that was financed during the second half of 1998.

INCOME TAXES

The Company had provisions for income taxes of 47% for the first quarters of both 1999 and 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 9

CONTRACT BACKLOG

The funded backlog of work to be performed was $418 million as of March 31, 1999, compared to funded backlog of $448 million at December 31, 1998. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), reached a record high of $776 million at March 31, 1999, as compared to $735 million as of December 31, 1998.

With reference to the Company's restructuring, funded backlog related to the businesses that will be continued by the Company was $295 million as of March 31, 1999, as compared with $300 million as of December 31, 1998. Total backlog for these businesses was $654 million and $587 million as of March 31, 1999 and December 31, 1998, respectively.

During the first quarter of 1999, the Company added to its funded and total backlog in the Civil and Environmental units, while the Buildings, Transportation and Energy units experienced reductions in funded and total backlog. The most significant first quarter backlog growth came from the BSSI division of the Civil unit, which added a significant 7 1/2 year contract to provide base operations support services to the U.S. Navy. BSSI will participate in this contract through a joint venture, in which it will hold a 51% majority interest. BSSI's revenues over the course of this contract are expected to total approximately $90 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.3 million for the first quarter of 1999 and $5.4 million for the same period in 1998. The additional 1999 cash usage is primarily attributable to reductions in the Buildings unit's trade payables and reserves as the result of first quarter 1999 subcontractor payments made on the terminated construction contract at the Universal Studios theme park, as well as subcontractor payments made on several other construction contracts that are nearing completion in the Buildings unit.

Net cash used in investing activities was $1.6 million for the first quarters of both 1999 and 1998. These amounts solely comprise capital expenditures for both periods.

Net cash provided by financing activities totaled $3.4 million for the first quarter of 1999, compared with cash used in financing activities of $0.4 million for the same period in 1998. During the first quarter of 1999, the Company received proceeds of $3.4 million from borrowings under its credit agreement with Mellon. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.4 million to acquire approximately 50,000 treasury shares during the first quarter of 1998.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 10

Working capital increased to $36.4 million at March 31, 1999 from $31.9 million at December 31, 1998. The majority of this improvement relates to the aforementioned first quarter 1999 borrowings from Mellon which were used to pay current liabilities, while the resulting obligation to the bank is classified as long-term debt in the balance sheet. The current ratio was 1.49:1 at the end of the first quarter of 1999, compared to 1.36:1 at year-end 1998. In addition to the classification of the Mellon borrowings, the current ratio improvement was boosted by significant reductions in the Buildings unit's trade receivables and payables that resulted from the lower revenue volumes in its restructured construction operations.

In 1998, the Company extended the term of its unsecured credit agreement with Mellon through May 31, 2001. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of March 31, 1999, borrowings totaling $3.4 million were outstanding under the agreement, along with outstanding letters of credit totaling $1.4 million. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

The Company is required to provide bid and performance bonding on certain construction contracts, and has a $500 million bonding line available through Travelers Casualty & Surety Company of America. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

Short and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21) will provide a significant increase in funding for transportation infrastructure projects during the remainder of 1999 and beyond. At this time, management believes that its funds generated from operations and its existing credit agreement will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

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

Vendors have asserted that the financial and project management systems for the Company's engineering and construction businesses, its BSSI subsidiary, and one of two such systems in the Energy unit are Year 2000 compliant. The other Energy unit system is currently being assessed and scheduled to be compliant by the end of the third quarter of 1999. Over 90% of the Company is served by a human resources system which the vendor has stated to be Year 2000 compliant. Validation testing of the Company's financial, project management and human resources systems is expected to be completed during the second and third quarters of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 11

The Company's interrelated systems (e.g., e-mail, file sharing) are linked by a network of servers. Upgrades to compliant versions are already in place for approximately 95% of the network. The remaining servers are scheduled to be upgraded to compliant versions or merged with existing compliant servers during the second quarter of 1999. The Company is in the process of evaluating other less critical operational support systems being used in all business units (e.g., mapping, CADD, cost estimating, databases, spreadsheets, and specialized and customized software) to identify any remaining issues for resolution. Any related issues are scheduled for resolution during the second and third quarters of 1999. Normal end-user computing needs were addressed with BIOS testing of all personal computers and a review of the operating systems and software packages. Patches and upgrade needs have been identified and are being applied with a scheduled completion date during the third quarter of 1999.

The Company is a service-based organization and, as such, has little reliance on embedded technology (e.g., microcontrollers) for its key business processes. The relevance of embedded technology is limited to such items as elevators, HVAC, security, etc., which are components of the Company's leased facilities. Embedded technology is also integral to some client facilities which the Company operates and maintains under customer contracts. Responsibility for the Year 2000 compliance of such facilities rests with the landlords or the clients.

To assess the Year 2000 compliance of significant third parties, the Company has initiated a survey process to gather and evaluate information from significant business customers, vendors and subcontractors. Mailing of the survey was completed during the first quarter of 1999. The majority of responses are expected to be received by the end of the second quarter of 1999. The Company will continue to evaluate the readiness of its key suppliers and customers with follow-up requests to non-respondents and respondents that are not yet compliant; such requests will continue through the end of 1999.

Management currently believes that its "most reasonably likely worst case Year 2000 scenario" poses the potential for payment delays from some customers, including agencies of the U.S. federal government, due to their lack of readiness for the new century. A formal assessment of the potential impact of this scenario has not yet been evaluated and is dependent upon the completion of the aforementioned customer survey process.

Based on the customer survey results, the Company will also enhance its existing disaster recovery plans to include assessments of potential Year 2000 impacts. These contingency plans will address both internal factors related to staff, computer systems and facilities, as well as external factors related to suppliers, customers and service providers. The Company expects to have all necessary contingency plans in place by the end of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 12

Based upon information currently available, management does not believe that the estimated incremental costs associated with Year 2000 compliance will be material to the Company's consolidated results of operations or financial position.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Based upon the nature and amount of the Company's current and long-term debt balances at March 31, 1999, Baker has no material exposure to interest rate risk. Less than 1% of the Company's total assets and total contract revenues as of and for the period ended March 31, 1999 were denominated in British Pounds Sterling; accordingly, the Company has no material exposure to foreign currency exchange risk. These materiality assessments are based on the assumption that either the interest rates or the foreign currency exchange rates could change unfavorably by 10%. Based on the nature of the Company's business, it has no exposure to commodity price risk. In accordance with the foregoing, the Company has no interest rate swap or exchange agreements, nor does it have any foreign currency exchange contracts.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 13


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(b)     Reports on Form 8-K

        During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICHAEL BAKER CORPORATION


Dated:  May 13, 1999                 By:  /s/ J. Robert White
                                          --------------------------------------
                                          J. Robert White
                                          Executive Vice President, Chief
                                            Financial Officer and Treasurer