Form 10-Q
period 1999-06-30
BAKER MICHAEL CORP
filed 1999-08-13
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

            As of June 30, 1999:
            --------------------
            Common Stock               6,858,891 shares
            Series B Common Stock      1,315,864 shares

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 2


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                  ----------------------------
                                                  JUNE 30, 1999  June 30, 1998
--------------------------------------------------------------------------------
                                        (In thousands, except per share amounts)
Total contract revenues                            $ 134,066    $ 127,118

Cost of work performed                               118,181      111,376
--------------------------------------------------------------------------------
          Gross profit                                15,885       15,742

Selling, general and administrative expenses          11,971       12,828
--------------------------------------------------------------------------------
          Income from operations                       3,914        2,914

Other income/(expense):
   Interest income                                        26          147
   Interest expense                                     (215)          (7)
   Other, net                                           (188)          69
--------------------------------------------------------------------------------
          Income before income taxes                   3,537        3,123

Provision for income taxes                             1,662        1,468
--------------------------------------------------------------------------------
          NET INCOME                               $   1,875    $   1,655
================================================================================
          BASIC AND DILUTED NET INCOME PER SHARE   $    0.23    $    0.20
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 3

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                  ----------------------------
                                                  JUNE 30, 1999  June 30, 1998
--------------------------------------------------------------------------------
                                        (In thousands, except per share amounts)
Total contract revenues                            $ 249,185    $ 238,215

Cost of work performed                               219,840      210,229
--------------------------------------------------------------------------------
          Gross profit                                29,345       27,986

Selling, general and administrative expenses          24,690       24,016
--------------------------------------------------------------------------------
          Income from operations                       4,655        3,970

Other income/(expense):
   Interest income                                        85          326
   Interest expense                                     (334)         (17)
   Other, net                                            (89)         222
--------------------------------------------------------------------------------
          Income before income taxes                   4,317        4,501

Provision for income taxes                             2,029        2,116
--------------------------------------------------------------------------------
          NET INCOME                                 $ 2,288      $ 2,385
================================================================================
          BASIC AND DILUTED NET INCOME PER SHARE     $  0.28      $  0.29
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS                                            JUNE 30, 1999   Dec. 31,  1998
--------------------------------------------------------------------------------
                                                           (In thousands)
CURRENT ASSETS
   Cash                                                $  1,165      $  5,014
   Receivables                                           75,802        82,672
   Cost of contracts in progress and estimated
     earnings, less billings                             23,833        22,407
   Prepaid expenses and other                             5,958        10,192
--------------------------------------------------------------------------------
      Total current assets                              106,758       120,285
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                       17,462        17,458
--------------------------------------------------------------------------------
OTHER ASSETS
   Goodwill and other intangible assets, net              6,965         7,507
   Other assets                                           6,695         6,611
--------------------------------------------------------------------------------
      Total other assets                                 13,660        14,118
--------------------------------------------------------------------------------
      TOTAL ASSETS                                     $137,880      $151,861
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                    $ 28,015      $ 43,356
   Accrued employee compensation                         10,380         9,141
   Accrued insurance                                      8,476         6,155
   Other accrued expenses                                17,868        20,210
   Excess of billings on contracts in progress
     over cost and estimated earnings                     6,388         9,568
--------------------------------------------------------------------------------
      Total current liabilities                          71,127        88,430
--------------------------------------------------------------------------------

OTHER LIABILITIES
   Long-term debt                                         3,478         3,138
   Other                                                  8,068         7,431
--------------------------------------------------------------------------------
      Total liabilities                                  82,673        98,999
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
   Common Stock, par value $1, authorized
     44,000,000 shares, issued 7,162,030
     and 7,150,179 shares at June 30, 1999
     and December 31, 1998, respectively                  7,162         7,150
   Series B Common Stock, par value $1, authorized
     6,000,000 shares, issued 1,315,864
     and 1,319,114 shares at June 30, 1999
     and December 31, 1998, respectively                  1,316         1,319
   Additional paid-in capital                            37,048        37,002
   Retained earnings                                     11,735         9,447
   Less 303,139 and 303,359 shares of Common Stock
     in treasury, at cost, at June 30, 1999 and
     December 31, 1998, respectively                     (2,054)       (2,056)
--------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' INVESTMENT                     55,207        52,862
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT   $137,880      $151,861
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                    ----------------------------
                                                    JUNE 30, 1999  June 30, 1998
--------------------------------------------------------------------------------
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  2,288     $  2,385
Adjustments to reconcile net income to net cash
 provided by/(used in) operating activities:
  Depreciation and amortization                              3,227        2,300
  Changes in assets and liabilities:
      Decrease/(increase) in receivables and
        contracts in progress                                2,261       (3,691)
      Decrease in accounts payable and accrued expenses    (12,386)      (7,871)
      Decrease in other net assets                           3,552        2,361
--------------------------------------------------------------------------------
      Total adjustments                                     (3,346)      (6,901)
--------------------------------------------------------------------------------
      Net cash used in operating activities                 (1,058)      (4,516)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                (3,150)      (3,679)
--------------------------------------------------------------------------------
      Net cash used in investing activities                 (3,150)      (3,679)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                 553           --
  Repayments of long-term debt                                (250)          --
  Proceeds from exercise of stock options                       56           34
  Payments to acquire treasury stock                            --         (444)
--------------------------------------------------------------------------------
      Net cash provided by/(used in) financing activities      359         (410)
--------------------------------------------------------------------------------

Net decrease in cash                                        (3,849)      (8,605)
Cash at beginning of year                                    5,014       17,302
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                                     $  1,165     $  8,697
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
      Interest paid                                       $    157     $     36
      Income taxes paid                                   $    247     $    419
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 6

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 1999
(UNAUDITED)


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

During the first quarter of 1999, the Company recorded restructuring charges totaling $0.8 million, which were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Income Statement. Such charges reflect severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

NOTE 2 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,173,248 and 8,178,792 shares outstanding for the three-month periods, and 8,170,826 and 8,184,727 for the six-month periods, ended June 30, 1999 and 1998, respectively. Diluted net income per share computations are based upon weighted averages of 8,229,316 and 8,322,090 shares outstanding for the three-month periods, and 8,242,804 and 8,320,373 for the six-month periods, ended June 30, 1999 and 1998, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 3 - BUSINESS SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the following quarterly disclosure of revenues, profitability and assets for each of the Company's seven reportable segments (in millions):

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 7

                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                         --------------------------- ---------------------------
                         JUNE 30, 1999 June 30, 1998 JUNE 30, 1999 June 30, 1998
--------------------------------------------------------------------------------
Total contract revenues:
  Buildings unit              $ 12.7        $ 36.7        $ 35.0        $ 64.4
  Civil unit:
     Engineering                18.2          18.2          33.6          35.6
     BSSI                       13.6          15.3          26.2          30.1
  Energy unit                   19.9          15.3          39.2          30.0
  Environmental unit             6.4           5.5          13.2          11.4
  Transportation unit:
     Engineering                21.9          17.8          40.2          34.6
     Construction               41.0          18.3          61.4          32.1
--------------------------------------------------------------------------------
      Subtotal - Segments      133.7         127.1         248.8         238.2
  Corporate/Insurance            0.4            --           0.4            --
--------------------------------------------------------------------------------
      TOTAL                   $134.1        $127.1        $249.2        $238.2
================================================================================
                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                         --------------------------- ---------------------------
                         JUNE 30, 1999 June 30, 1998 JUNE 30, 1999 June 30, 1998
--------------------------------------------------------------------------------
Income/(loss) before taxes:
  Buildings unit              $  0.3        $  0.2        $ (0.9)       $  0.1
  Civil unit:
     Engineering                 0.8           0.9           1.3           1.7
     BSSI                        0.4          (0.1)          0.4          (0.4)
  Energy unit                   (0.7)          1.1           0.6           1.9
  Environmental unit             0.5           0.3           0.7           0.1
  Transportation unit:
     Engineering                 1.3           0.5           1.7           0.9
     Construction                0.4           0.2          (0.1)          0.1
--------------------------------------------------------------------------------
      Subtotal - Segments        3.0           3.1           3.7           4.4
  Corporate/Insurance            0.5            --           0.6           0.1
--------------------------------------------------------------------------------
      TOTAL                   $  3.5        $  3.1        $  4.3        $  4.5
================================================================================
                                                     JUNE 30, 1999 Dec. 31, 1998
--------------------------------------------------------------------------------
Segment assets:
  Buildings unit                                          $ 12.9        $ 30.5
  Civil unit:
     Engineering                                            18.8          18.7
     BSSI                                                   14.9          15.6
  Energy unit                                               30.2          27.9
  Environmental unit                                         4.4           5.1
  Transportation unit:
     Engineering                                            25.5          21.7
     Construction                                           21.2          20.6
--------------------------------------------------------------------------------
      Subtotal - Segments                                  127.9         140.1
  Corporate/Insurance                                       10.0          11.8
--------------------------------------------------------------------------------
       TOTAL                                              $137.9        $151.9
================================================================================


                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 8


The Company has determined that intersegment revenues are immaterial for further disclosure in these financial statements.

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement (the "Agreement") with Mellon Bank, N.A. The Agreement provides for a commitment of $25 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 1999, borrowings totaling $0.6 million were outstanding under the Agreement (and included in long-term debt in the accompanying Condensed Consolidated Balance Sheet), along with outstanding letters of credit totaling $1.5 million.

NOTE 5 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at June 30, 1999. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $134.1 million for the second quarter of 1999, compared to $127.1 million for the second quarter of 1998. Revenue increases in the Company's Transportation, Energy and Environmental units were partially offset by decreases in the Buildings and Civil units. The Transportation unit continued to post improvements in both its engineering and construction divisions as a direct result of state transportation funding increases associated with the U.S. government's 1998 TEA-21 legislation. International growth, including that from two consolidated joint ventures which provide operations and maintenance ("O&M") services in Venezuela and Thailand, continued to fuel the Energy Unit. The decrease in the Buildings unit's revenues is directly attributable to a subsidiary's March 1999 termination from its most significant construction contract at the Universal Studios theme park, and the Company's subsequent restructuring, as discussed in Note 1 to the financial statements as of and for the periods ended June 30, 1999 (included herein).

Total contract revenues were $249.2 million for the first six months of 1999, compared to $238.2 million for the same period in 1998. For the first half of 1999, the Transportation, Energy and Environmental units again recorded revenue increases while the Buildings and Civil units registered decreases. The reasons

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 9


for the Transportation and Energy increases in revenues, as well as the Buildings decrease, for the first six months of 1999 are the same as those stated in the preceding paragraph. The Civil unit's revenue decrease was more significant for the six-month period, and resulted primarily from its Baker Support Services, Inc. ("BSSI") division having completed its most significant O&M contract during the fourth quarter of 1998, and its engineering division experiencing lower revenues from a project in Alaska that is nearing completion.

GROSS PROFIT

Gross profit increased to $15.9 million in the second quarter of 1999 from $15.7 million in the second quarter of 1998. As a percentage of total contract revenues, the second quarter's gross profit decreased slightly to 11.8% in 1999 from 12.4% in 1998. In the Civil unit, the BSSI division posted both dollar and percentage improvements in gross profit due to an overall change in the mix of its projects following the aforementioned completion of its most significant contract in 1998. The Transportation unit's significant revenue growth in both of its divisions pushed its gross profit in dollars higher than its second quarter of 1998; however, its gross profit percentage declined due to its construction division having completed a project on which significant profitability was recorded during the second quarter of 1998. The Buildings unit's improved profit percentage resulted from profitable growth in its engineering division and improved margins on the remaining construction projects that are being completed, despite the much lower construction-related revenues in 1999. The Energy unit registered second quarter decreases in both gross profit dollars and percentage due to charges resulting from nonrecurring project-related difficulties and the writeoff of unrecoverable assets.

The Company's gross profit increased to $29.3 million for the first six months of 1999 from $28.0 million for the same period in 1998; however, as a percentage of total contract revenues, gross profit remained constant at 11.8% in the first half of both years. The most significant overall improvements were registered in the Civil and Environmental units. Despite its lower 1999 revenues, the Civil unit benefitted at the gross profit line from the fact that its aforementioned two major contracts, which are completed or nearly so, had lower than normal margins associated with them during the first half of 1998. The Environmental unit's improvement resulted from the combination of its profitable 1999 revenue growth and a project loss recorded during the first quarter of 1998. The gross profit variance explanations stated for the Transportation, Buildings and Energy units in the preceding paragraph are also applicable to the 1999 and 1998 six-month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $12.0 million in the second quarter of 1999 from $12.8 million in the second quarter of 1998. Expressed as a percentage of total contract revenues, SG&A expenses were 8.9% for the second quarter of 1999 and 10.1% for the comparable 1998 period. The second quarter of 1999 benefitted from the resolution of an outstanding

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 10


corporate employee benefits issue that had been accrued for in a prior period. In addition, lower employee and office lease costs were incurred during the second quarter of 1999 as a result of the Company's first quarter 1999 restructuring.

SG&A expenses increased to $24.7 million for the first six months of 1999 from $24.0 million for the same period in 1998. Expressed as a percentage of total contract revenues, G&A expenses decreased slightly to 9.9% for the first half of 1999 from 10.1% for the same period in 1998. In addition to the second quarter 1999 variances discussed above, the Buildings unit recorded restructuring charges totaling $0.8 million as SG&A expenses during the first quarter of 1999.

OTHER INCOME

Interest income was lower and interest expense was higher for the three and six-month periods ended June 30, 1999, due partially to the Company's higher average 1999 borrowings under its credit agreement with Mellon Bank, N.A. ("Mellon"). During the respective 1998 periods, the Company had no borrowings under this agreement, and was in a net invested position with Mellon. In addition, interest expense was higher in 1999 as the result of debt associated with the purchase of certain heavy and highway construction equipment and the acquisition of GeoResearch, Inc. during the second half of 1998.

INCOME TAXES

The Company had provisions for income taxes of 47% for the three and six-month periods ended June 30, 1999 and 1998.

CONTRACT BACKLOG

The funded backlog of work to be performed was $416 million as of June 30, 1999, compared to funded backlog of $448 million at December 31, 1998. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), increased to $753 million at June 30, 1999, as compared to $735 million as of December 31, 1998.

With reference to the Company's restructuring, funded backlog related to the businesses that will be continued by the Company was $291 million as of June 30, 1999, as compared with $285 million as of December 31, 1998. Total backlog for these businesses was $629 million and $572 million as of June 30, 1999 and December 31, 1998, respectively.

During the second quarter of 1999, the Company added to its funded and total backlog in the Environmental and Buildings units, while the Civil, Energy and Transportation units experienced reductions in funded and total backlog. The most significant new contracts added during the second quarter included two

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 11


design projects totaling $9.0 million in the Transportation Engineering division and two heavy and highway construction projects totaling $6.5 million in the Transportation Construction division.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.1 million for the first six months of 1999, compared to $4.5 million for the same period in 1998. The 1999 improvement is primarily attributable to improved results before depreciation and amortization expense, and a lower 1999 net investment in contracts (i.e., receivables, under/overbillings, payables) of $10.1 million versus $11.6 million in 1998. Of this 1999 amount, approximately $9.0 million related to the terminated construction project at the Universal Studios theme park and other construction contracts which are nearing completion in the Buildings unit.

Net cash used in investing activities was $3.2 million for the first six months of 1999 and $3.7 million for the same period in 1998. These amounts solely comprise capital expenditures for both periods. Fewer personal computers and less other computer equipment were purchased during the first half of 1999 than in the comparable period of 1998.

Net cash provided by financing activities totaled $0.4 million for the first six months of 1999, compared with cash used in financing activities of $0.4 million for the same period in 1998. During the first six months of 1999, the Company received net proceeds of $0.6 million from borrowings under its credit agreement with Mellon. In addition, the Transportation unit paid $0.3 million to reduce its long-term debt that resulted from 1998 purchases of heavy and highway construction equipment. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.4 million to acquire approximately 50,000 treasury shares during the first half of 1998.

Working capital increased to $35.6 million at June 30, 1999 from $31.9 million at December 31, 1998. The current ratio was 1.50:1 at the end of the second quarter of 1999, compared to 1.36:1 at year-end 1998. The working capital and current ratio improvements were primarily attributable to significant reductions in the Buildings unit's trade receivables and payables that resulted from the lower revenue volumes in its restructured construction operations.

In 1998, the Company extended the term of its unsecured credit agreement with Mellon Bank, N.A. through May 31, 2001. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of June 30, 1999, borrowings totaling $0.6 million were outstanding under the agreement, along with outstanding letters of credit totaling $1.5 million. Management believes that the Company's borrowing capacity will be adequate to meet its cash and letter of credit requirements for at least the next year.

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

Short and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21) will provide a significant increase in funding for transportation infrastructure projects during the remainder of 1999 and beyond. At this time, management believes that its funds generated from operations and its borrowing capacity will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

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

Vendors have asserted that the financial and project management systems for the Company's engineering and construction businesses, its BSSI subsidiary, and one of two such systems in the Energy unit are Year 2000 compliant. The other Energy unit system is currently being assessed and scheduled to be compliant early in the fourth quarter of 1999. Over 90% of the Company is served by a human resources system which the vendor has stated to be Year 2000 compliant. Validation testing of the Company's financial, project management and human resources systems is expected to be completed during the third quarter of 1999.

The Company's interrelated systems (e.g., e-mail, file sharing) are linked by a network of servers. Upgrades to compliant versions are already in place for approximately 95% of the network. The remaining two servers are scheduled to be upgraded to compliant versions or merged with existing compliant servers during the third quarter of 1999. The Company is in the process of evaluating other less critical operational support systems being used in all business units (e.g., mapping, CADD, cost estimating, databases, spreadsheets, and specialized and customized software) to identify any remaining issues for resolution. Any related issues are scheduled for resolution early in the fourth quarter of 1999. Normal end-user computing needs were addressed with BIOS testing of all personal computers and a review of the operating systems and software packages. Patches and upgrade needs have been identified and are being applied with a scheduled completion date by the end of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 13


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

To assess the Year 2000 compliance of significant third parties, the Company undertook a survey process to gather and evaluate information from significant business customers, vendors and subcontractors. Mailing of the survey was completed during the first quarter of 1999. The majority of responses were received by the end of the second quarter of 1999. The Company will continue to evaluate the readiness of its key suppliers and customers with follow-up requests to non-respondents and respondents that are not yet compliant; such requests will continue through the end of 1999.

Management currently believes that its "most reasonably likely worst case Year 2000 scenario" poses the potential for payment delays from some customers, including agencies of the U.S. federal government, due to their lack of readiness for the new century. Management believes that the Company's borrowing capacity will be adequate to cover any payment delays that could result, and that internal documentation will sufficiently support receivable balances owed to the Company at December 31, 1999.

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

Based upon information currently available, management does not believe that the estimated incremental costs associated with Year 2000 compliance have been or will be material to the Company's consolidated results of operations or financial position.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Based upon the nature and amount of the Company's current and long-term debt balances at June 30, 1999, Baker has no material exposure to interest rate risk. Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended June 30, 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Company has no material exposure to foreign currency exchange risk. These materiality assessments are based on the assumption that either the interest rates or the foreign currency exchange rates could change unfavorably by 10%. Based on the nature of the Company's business, it has no direct exposure to commodity price risk. In accordance with the foregoing, the Company has no interest rate swap or exchange agreements, nor does it have any foreign currency exchange contracts.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 14


                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          (a) The Company's annual meeting of shareholders was held on July 1, 1999.

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

          (c) The only matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

              NAME OF DIRECTOR           VOTES FOR        VOTES WITHHELD
              ----------------           ---------        --------------

              Robert N. Bontempo         17,605,043          2,107,763
              Charles I. Homan           16,712,964          2,699,842
              Thomas D. Larson           17,470,264          1,942,542
              Richard L. Shaw            17,048,992          2,363,814
              Konrad M. Weis             17,187,366          2,225,440
              J. Robert White            17,029,813          2,382,993

              The votes cast by holders of the Company's Common Stock in approving the following directors were:

              NAME OF DIRECTOR           VOTES FOR        VOTES WITHHELD
              ----------------           ---------        --------------

              William J. Copeland         6,231,115            465,121
              Roy V. Gavert, Jr.          6,236,483            459,753
              John E. Murray              6,256,911            439,325


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (b) Reports on Form 8-K

              During the quarter ended June 30, 1999, the Company filed no reports on Form 8-K.

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 15


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICHAEL BAKER CORPORATION


Dated: August 13, 1999               By:  /s/ J. ROBERT WHITE
                                          --------------------------------------
                                          J. Robert White
                                          Executive Vice President, Chief
                                            Financial Officer and Treasurer