Form 10-Q
period 1999-09-30
BAKER MICHAEL CORP
filed 1999-11-22
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

            As of September 30, 1999:
            -------------------------
            Common Stock             6,867,085 shares
            Series B Common Stock    1,314,255 shares

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

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward looking statements concerning future operations and performance of the Company. Forward looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in anticipated levels of government spending on infrastructure, unanticipated impacts resulting from Year 2000 compliance issues, and changes in loan relationships or sources of financing. Such forward looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 2


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               For the three months ended
                                               --------------------------
                                            SEPT. 30, 1999    Sept. 30, 1998
--------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
Total contract revenues                           $129,790          $135,803

Cost of work performed                             123,632           120,039
--------------------------------------------------------------------------------
      Gross profit                                   6,158            15,764

Selling, general and administrative expenses        11,592            11,898
--------------------------------------------------------------------------------
      Income/(loss) from operations                 (5,434)            3,866

Other income/(expense):
 Interest income                                        35                74
 Interest expense                                     (197)              (14)
 Other, net                                            158                21
--------------------------------------------------------------------------------
      Income/(loss) before income taxes             (5,438)            3,947

Provision for/(benefit from) income taxes           (1,421)            1,854
--------------------------------------------------------------------------------
      NET INCOME/(LOSS)                           $ (4,017)         $  2,093
================================================================================


      BASIC NET INCOME/(LOSS) PER SHARE           $  (0.49)         $   0.26
      DILUTED NET INCOME/(LOSS) PER SHARE         $  (0.49)         $   0.25
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 3


MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               For the nine months ended
                                               -------------------------
                                            SEPT. 30, 1999    Sept. 30, 1998
--------------------------------------------------------------------------------
                                      (In thousands, except per share amounts)
Total contract revenues                           $378,974          $374,018

Cost of work performed                             343,472           330,268
--------------------------------------------------------------------------------
      Gross profit                                  35,502            43,750

Selling, general and administrative expenses        36,283            35,914
--------------------------------------------------------------------------------
      Income/(loss) from operations                   (781)            7,836

Other income/(expense):
 Interest income                                       119               400
 Interest expense                                     (531)              (31)
 Other, net                                             72               243
--------------------------------------------------------------------------------
      Income/(loss) before income taxes             (1,121)            8,448

Provision for income taxes                             608             3,970
--------------------------------------------------------------------------------
      NET INCOME/(LOSS)                           $ (1,729)         $  4,478
================================================================================


      BASIC NET INCOME/(LOSS) PER SHARE           $  (0.21)         $   0.55
      DILUTED NET INCOME/(LOSS) PER SHARE         $  (0.21)         $   0.54
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

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 4

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS                                          SEPT. 30, 1999   Dec. 31, 1998
--------------------------------------------------------------------------------
                                                       (In thousands)
CURRENT ASSETS
Cash                                                 $  2,887        $  5,014
Receivables                                            76,101          82,672
Cost of contracts in progress and estimated
 earnings, less billings                               22,042          22,407
Prepaid expenses and other                              8,767          10,192
--------------------------------------------------------------------------------
      Total current assets                            109,797         120,285
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                     18,394          17,458
--------------------------------------------------------------------------------
OTHER ASSETS
Goodwill and other intangible assets, net              14,918           7,507
Other assets                                            7,070           6,611
--------------------------------------------------------------------------------
      Total other assets                               21,988          14,118
--------------------------------------------------------------------------------
      TOTAL ASSETS                                   $150,179        $151,861
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Current portion of long-term debt                    $ 11,233        $    823
Accounts payable                                       26,606          43,356
Accrued employee compensation                          10,120           9,141
Accrued insurance                                       8,577           6,155
Other accrued expenses                                 22,967          19,387
Excess of billings on contracts in
 progress over cost and est. earnings                   6,751           9,568
--------------------------------------------------------------------------------
      Total current liabilities                        86,254          88,430
--------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                          4,903           3,138
Other                                                   7,789           7,431
--------------------------------------------------------------------------------
      Total liabilities                                98,946          98,999
--------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized
 44,000,000 shares, issued 7,170,224 and
 7,150,179 shares at Sept. 30, 1999
 and December 31, 1998, respectively                    7,170           7,150
Series B Common Stock, par value $1,
 authorized 6,000,000 shares, issued 1,314,255
 and 1,319,114 shares at Sept. 30, 1999
 and December 31, 1998, respectively                    1,314           1,319
Additional paid-in capital                             37,085          37,002
Retained earnings                                       7,718           9,447
Less 303,139 and 303,359 shares of Common
 Stock in treasury, at cost, at Sept. 30,
 1999 and December 31, 1998, respectively              (2,054)         (2,056)
--------------------------------------------------------------------------------
      Total shareholders' investment                   51,233          52,862
--------------------------------------------------------------------------------
      TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT   $150,179        $151,861
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 5

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                  For the nine months ended
                                                  -------------------------
                                               SEPT. 30, 1999   Sept. 30, 1998
--------------------------------------------------------------------------------
                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                   $ (1,729)        $  4,478
Adjustments to reconcile net income/(loss)to net
 cash provided by (used in)/operating activities:
  Depreciation and amortization                        5,696            3,553
  Changes in assets and liabilities:
   (Increase)/decrease in receivables and
     contracts in progress                             6,604           (3,502)
   (Decrease)in accounts payable and
     accrued expenses                                (11,892)         (10,862)
    Decrease in other net assets                       2,997            1,265
--------------------------------------------------------------------------------
      Total adjustments                                3,405           (9,546)
--------------------------------------------------------------------------------
      Net cash provided by/(used in)
        operating activities                           1,676           (5,068)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment          (4,242)          (7,990)
  Investment in Steen Production Service, Inc.,
   net of cash acquired                               (4,918)               -
--------------------------------------------------------------------------------
      Net cash used in investing activities           (9,160)          (7,990)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                         7,548            2,366
  Repayments of long-term debt                        (2,261)               -
  Proceeds from exercise of stock options                 70               89
  Payments to acquire treasury stock                       -             (728)
--------------------------------------------------------------------------------
      Net cash provided by financing activities        5,357            1,727
--------------------------------------------------------------------------------

Net decrease in cash                                  (2,127)         (11,331)
Cash at beginning of year                              5,014           17,302
--------------------------------------------------------------------------------

CASH AT END OF PERIOD                               $  2,887         $  5,971
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
   Interest paid                                    $    130         $     46
   Income taxes paid                                $     60         $    728
================================================================================

The accompanying notes are an integral part of this financial statement.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 6


MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 1999
(Unaudited)


NOTE 1 - RESTRUCTURING CHARGES

In connection with the construction losses recorded during the fourth quarter of 1998, the Company determined during the first quarter of 1999 that it would no longer participate in low-bid, high-risk construction projects for buildings or transportation infrastructure. Accordingly, the general construction activities of the Company's Buildings unit were restructured, and the Company's Transportation Construction (heavy and highway) business is currently being offered for sale.

During the first quarter of 1999, the Company recorded restructuring charges totaling $0.8 million, which were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Income Statement for the nine-month period ended September 30, 1999. Such charges reflect severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

Certain low-bid, high-risk construction projects in the Buildings unit were sold during the second quarter of 1999; the remaining construction projects in the Buildings unit are expected to be completed by the end of the second quarter of 2000. Construction bidding activity in the Transportation unit was discontinued during the fourth quarter of 1999. If a sale of this business is not consummated by the end of the fourth quarter of 1999, existing contracts will be completed or subcontracted to a third party.

NOTE 2 - THIRD QUARTER CHARGES

During the third quarter of 1999, the Company recorded pre-tax charges totaling $11.6 million, primarily related to its construction operations which are in the process of being discontinued. Such charges included $5.8 million related to the Buildings unit's construction project at the Universal Studios ("Universal") theme park in Orlando, FL, from which it was terminated by the owner during the first quarter of 1999. During the third quarter of 1999, management and its counsel determined that the Company was obligated to pay amounts totaling $5.8 million to certain subcontractors for work performed on this project and for which they had not been paid. Additional third quarter charges totaling $4.4 million emanated from three heavy and highway construction projects in the Company's Transportation unit. As these projects approached completion, project costs were determined to be in excess of earlier estimates.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 7


The remainder of the third quarter net charges comprise the following:

o the writeoff of certain intangible assets associated with the Company's 1998 GeoResearch acquisition;
o severance costs related to the departure of certain former officers and employees;
o charges against earnings on Engineering projects in the Buildings, Civil and Transportation units; and
o certain favorable adjustments related to the Company's normal and recurring process of adjusting accrued liability balances, primarily for self-insured casualty insurance, to be in line with its exposures, and related to the reversal of incentive compensation expense recorded during the first six months of 1999 and which is not expected to be paid based on the third quarter charges.

After considering the netting of favorable and unfavorable adjustments, the foregoing net charges had the effect of reducing gross profit by $11.7 million, and also reducing selling, general and administrative expenses by $0.1 million, in the accompanying Condensed Consolidated Income Statements for the three and nine-month periods ended September 30, 1999.

NOTE 3 - ACQUISITION

On September 1, 1999, Baker/MO Services, Inc. ("Baker/MO"), a wholly-owned subsidiary of the Company, purchased all of the outstanding shares of capital stock of Steen Production Service, Inc. ("Steen"), a Louisiana corporation, from its shareholders (the "Sellers"). Steen is an operations and maintenance company which provides pumping and gauging services to oil and gas facilities in the Gulf of Mexico.

The purchase price for the shares of Steen was $10,951,063, including promissory notes totaling $4,380,425, which will be repaid to the Sellers in two equal annual installments, and including certain non-competition covenants valued at $2,000,000. Interest on the promissory notes will accrue from September 1, 1999 at the prime rate as announced by Mellon Bank, N.A. ("Mellon"), and also will be paid in two annual installments. The Company has guaranteed Baker/MO's obligation to repay all principal and interest under the promissory notes. In addition, the Company, through its Baker/MO subsidiary, entered into five-year employment agreements with each of the two Sellers.

This acquisition has been accounted for as a purchase. Accordingly, the operating results of Steen have been included in the accompanying Condensed Consolidated Income Statements since September 1, 1999. As required under the purchase method of accounting, the acquisition costs have been allocated to the net assets acquired based upon the fair market value to the Company as of the acquisition date. A purchase price adjustment based on a recently completed audited balance sheet for Steen as of August 31, 1999, is expected to be finalized, and its effects recorded in the Company's financial statements, during the fourth quarter of 1999. The excess of acquisition costs over the fair market value of the acquired assets and liabilities is being amortized on a straight-line basis over 20 years.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 8


The Company's operating results for the first nine months of 1999 and 1998 are required to be presented on a pro forma basis assuming that the acquisition of Steen had been effective at the beginning of each respective period. The pro forma information which follows is not necessarily indicative of the results of operations as they may be in the future or as they might have been in the periods indicated, if the acquisition had been consummated at the beginning of each respective period. The pro forma information gives effect to, among other things, depreciation and amortization expense on revalued assets acquired; incremental employee benefit costs; additional interest expense that would have been incurred in borrowing the initial amounts paid for the acquisition (and corresponding adjustments of interest income earned); additional interest expense associated with the notes payable to the Sellers; and the income tax benefit associated with the foregoing pro forma adjustments.

Assuming that Steen had been acquired on January 1, 1999, the unaudited pro forma operating results of the Company for the first nine months of 1999 would have approximated the following: Total contract revenues of $389,969,000; Net loss of $(2,144,000); and Basic and diluted net loss per share of $(0.26). Assuming that Steen had been acquired on January 1, 1998, the unaudited pro forma operating results of the Company for the first nine months of 1998 would have approximated the following: Total contract revenues of $386,585,000; Net income of $3,742,000; and Basic net income per share of $0.46; and Diluted net income per share of $0.45.

NOTE 4 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,177,177 and 8,181,605 shares outstanding for the three-month periods, and 8,172,966 and 8,183,798 for the nine-month periods, ended September 30, 1999 and 1998, respectively. Diluted net income per share computations are based upon weighted averages of 8,220,267 and 8,284,173 shares outstanding for the three-month periods, and 8,235,689 and 8,308,306 for the nine-month periods, ended September 30, 1999 and 1998, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 5 - BUSINESS SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires the following quarterly disclosure of revenues, profitability and assets for each of the Company's seven reportable segments (in millions):

                                                                       FORM 10-Q
                                                                          PART I
                                                                          PAGE 9

                      For the Three Months Ended    For the Nine Months Ended
                     ----------------------------- -----------------------------
                     SEPT. 30, 1999 Sept. 30, 1998 SEPT. 30, 1999 Sept. 30, 1998
--------------------------------------------------------------------------------
Total contract revenues:
  Buildings unit            $ 10.7        $ 43.8        $ 45.7        $108.3
  Civil unit:
   Engineering                16.7          15.7          50.2          51.4
   BSSI                       14.0          17.5          40.2          47.6
  Energy unit                 17.5          16.0          56.7          45.9
  Environmental unit           8.1           5.4          21.3          16.8
  Transportation unit:
   Engineering                22.9          17.7          63.1          52.3
   Construction               39.6          19.6         101.0          51.7
--------------------------------------------------------------------------------
      Subtotal - Segments    129.5         135.7         378.2         374.0
  Corporate/Insurance          0.3           0.1           0.8            --
--------------------------------------------------------------------------------
      TOTAL                 $129.8        $135.8        $379.0        $374.0
================================================================================
                      For the Three Months Ended    For the Nine Months Ended
                     ----------------------------- -----------------------------
                     SEPT. 30, 1999 Sept. 30, 1998 SEPT. 30, 1999 Sept. 30, 1998
--------------------------------------------------------------------------------
Income/(loss) before taxes:
  Buildings unit            $ (5.2)       $  0.5        $ (6.1)       $  0.6
  Civil unit:
   Engineering                (0.3)          0.8           1.0           2.5
   BSSI                        0.9           0.1           1.3          (0.3)
  Energy unit                  1.0           1.1           1.6           3.0
  Environmental unit           0.5           0.4           1.2           0.4
  Transportation unit:
   Engineering                 1.1           0.7           2.9           1.6
   Construction               (3.5)          0.4          (3.7)          0.5
--------------------------------------------------------------------------------
      Subtotal - Segments     (5.5)          4.0          (1.8)          8.3
  Corporate/Insurance          0.1          (0.1)          0.7           0.1
--------------------------------------------------------------------------------
      TOTAL                 $ (5.4)       $  3.9        $ (1.1)       $  8.4
================================================================================
                                                    SEPT. 30, 1999 Dec. 31, 1998
--------------------------------------------------------------------------------
Segment assets:
  Buildings unit                                        $ 11.1        $ 30.5
  Civil unit:
   Engineering                                            18.4          18.7
   BSSI                                                   15.1          15.6
  Energy unit                                             44.7          27.9
  Environmental unit                                       4.9           5.1
  Transportation unit:
   Engineering                                            25.5          21.7
   Construction                                           21.0          20.6
--------------------------------------------------------------------------------
      Subtotal - Segments                                140.7         140.1
  Corporate/Insurance                                      9.5          11.8
--------------------------------------------------------------------------------
       TOTAL                                            $150.2        $151.9
================================================================================

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 10


The Company has determined that intersegment revenues are immaterial for further disclosure in these financial statements.

NOTE 6 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement (the "Agreement") with Mellon. The Agreement provides for a commitment of $25 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 1999, borrowings totaling $7.5 million were outstanding under the Agreement, along with outstanding letters of credit totaling $1.3 million.

Certain financial covenants under the Agreement were not achieved as a result of the third quarter charges described in Note 2 above. Mellon has waived its rights related to these violations through the end of 1999; however, because the quarterly covenant computations are required to be based on operating results for the previous four quarters, further violations are currently expected for the fourth quarter of 1999 under the existing Agreement. Accordingly, the Company's borrowings under the Agreement as of September 30, 1999 have been classified within current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheet. Mellon has stated that it expects to formally amend the Agreement during the fourth quarter of 1999 or early in the first quarter of 2000.

NOTE 7 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at September 30, 1999. Except as noted below with respect to the Universal matter, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.

As mentioned above, additional charges totaling $5.8 million related to the Universal matter were recorded during the third quarter of 1999. These charges resulted from consultations with counsel and negotiations with several major subcontractors in an effort to align them with the Company to recover amounts due from Universal. Pursuant to a court order, non-binding mediation with a mutually accepted mediator has been scheduled for the first quarter of 2000. Pending the outcome of the mediation, the parties are continuing to move forward with discovery and other actions related to the underlying litigation.

NOTE 8 - RECLASSIFICATIONS

Certain 1998 balance sheet amounts have been reclassified to conform with 1999 classifications.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $129.8 million for the third quarter of 1999, compared to $135.8 million for the third quarter of 1998. Revenue increases in the Company's Transportation, Environmental and Energy units were offset by decreases in the Buildings and Civil units. The Transportation unit continued to post significant revenue increases in both its engineering and construction divisions as a direct result of state transportation funding increases associated with the U.S. government's 1998 TEA-21 legislation. In the Environmental unit, the third quarter 1999 increase resulted primarily from a new project that was awarded in late 1998 by an existing customer. International growth, including that from two consolidated joint ventures which provide operations and maintenance ("O&M") services in Venezuela and Thailand, continued to fuel the Energy Unit. The notable decrease in the Buildings unit's construction division revenues is directly attributable to a subsidiary's March 1999 termination from its most significant construction contract at the Universal Studios ("Universal") theme park, and the Company's subsequent restructuring, as discussed in Note 1 to the financial statements as of and for the periods ended September 30, 1999 (included herein). In the Civil unit, the decrease resulted from its Baker Support Services, Inc. ("BSSI") division having completed its most significant O&M contract during the fourth quarter of 1998, and its engineering division experiencing lower revenues from a project in Alaska which is nearing completion.

Total contract revenues were $379.0 million for the first nine months of 1999, compared to $374.0 million for the same period in 1998. For the first nine months of 1999, the Transportation, Energy and Environmental units again recorded revenue increases while the Buildings and Civil units registered decreases. Each of the reasons related to the revenue increases and decreases by business unit for the third quarter, which were stated in the preceding paragraph, are equally applicable to the nine-month periods ended September 30, 1999 and 1998.

GROSS PROFIT

Gross profit decreased to $6.2 million in the third quarter of 1999 from $15.8 million in the third quarter of 1998. As a percentage of total contract revenues, gross profit for the third quarter declined to 4.7% in 1999 compared to 11.6% in the comparable period of 1998. Both overall decreases are directly attributable to the third quarter charges, which as discussed in Note 2 to the financial statements, had the effect of reducing gross profit by $11.7 million. In the Transportation unit's engineering division, significant revenue growth pushed its gross profit in dollars higher than the comparable third quarter results from 1998, while the detrimental effect of the third quarter 1999 heavy and highway construction project losses totaling $4.4 million significantly

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 12


impacted this unit's construction division. In the Company's Civil unit, the BSSI division posted both dollar and percentage improvements in gross profit due to an overall change in the mix of its projects following the aforementioned completion of its most significant contract in 1998, while the engineering division's results were unfavorably impacted by certain third quarter project-related charges. The Buildings unit was also unfavorably affected by project charges on engineering contracts, in addition to bearing the third quarter charge of $5.8 million related to the Universal construction project.

The Company's gross profit decreased to $35.5 million for the first nine months of 1999 from $43.8 million for the same period in 1998. As a percentage of total contract revenues, gross profit decreased to 9.4% in the first nine months of 1999 from 11.7% for the same period in 1998. Again, both decreases are directly attributable to the aforementioned third quarter 1999 charges. The most significant improvements in gross profit dollars were registered by the Civil and Environmental units and by the Company's Transportation Engineering division. The Civil unit's improvement for the first nine months of 1999 resulted from the same reasons discussed in the preceding paragraph, while the Environmental unit's improvement resulted from the combination of its profitable 1999 revenue growth and a project loss recorded during the first quarter of 1998. The gross profit variance explanations stated for the Transportation and Buildings units in the preceding paragraph are also applicable to the 1999 and 1998 nine-month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $11.6 million in the third quarter of 1999 from $11.9 million in the third quarter of 1998. Expressed as a percentage of total contract revenues, SG&A expenses increased slightly to 8.9% for the third quarter of 1999 from 8.8% in the third quarter of 1998. This percentage increase results primarily from the decrease in revenues for the third quarter of 1999. Lower employee and office lease costs were incurred during the third quarter of 1999 as a result of the Company's first quarter 1999 restructuring. While the aforementioned third quarter charges had a negligible net effect on overall SG&A expenses for the third quarter of 1999, the Civil unit's engineering division was most significantly impacted by the writeoff of certain intangible assets associated with the Company's 1998 GeoResearch acquisition.

SG&A expenses increased slightly to $36.3 million for the first nine months of 1999 from $35.9 million for the same period in 1998. Expressed as a percentage of total contract revenues, G&A expenses remained constant at 9.6% for the third quarters of 1999 and 1998. In addition to the third quarter 1999 variances discussed above, the Buildings unit recorded restructuring charges totaling $0.8 million as SG&A expenses during the first quarter of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 13


OTHER INCOME

Interest income was lower and interest expense was higher for the three and nine-month periods ended September 30, 1999, mainly due to the Company's higher average 1999 borrowings under its credit agreement with Mellon Bank, N.A. ("Mellon"). During the respective 1998 periods, the Company had no borrowings under this agreement, and was in a net invested position with Mellon. In addition, interest expense was higher in 1999 as the result of debt associated with the purchase of certain heavy and highway construction equipment, and notes payable to the former owners of GeoResearch, Inc. and Steen Production Service, Inc., which were purchased in October 1998 and September 1999, respectively.

INCOME TAXES

The Company had a benefit from income taxes of 26% for the third quarter of 1999 versus a provision for income taxes of 47% for the third quarter of 1998. The third quarter tax benefit reflects amounts necessary to adjust year-to-date amounts to the current estimate of 1999 income tax expense, and is lower than the annual effective tax rate principally because the third quaarter charge for the Universal contract was tax effected at the federal staturtory rate of 34%. For the nine-month periods ended September 30, 1999 and 1998, the Company had provisions for income taxes that resulted in effective tax rates of (54%) and 47%, respectively. The income tax expense for the first nine months of 1999 results from certain foreign and state taxes that more than offset the federal tax benefits derived from the Company's consolidated pre-tax loss.

CONTRACT BACKLOG

The funded backlog of work to be performed was $383 million as of September 30, 1999, compared to funded backlog of $448 million at December 31, 1998. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), decreased to $690 million at September 30, 1999, as compared to $735 million as of December 31, 1998.

With reference to the Company's restructuring, funded backlog related to the businesses that will be continued by the Company was $318 million as of September 30, 1999, as compared with $285 million as of December 31, 1998. Total backlog for these businesses was $625 million and $572 million as of September 30, 1999 and December 31, 1998, respectively.

During the third quarter of 1999, the Company added to its funded and total backlog only in the Civil unit, while the Buildings, Energy, Environmental and Transportation units experienced reductions in funded and total backlog. The most significant new contracts added during the second quarter included two

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 14


engineering projects totaling $10.5 million as well as additional O&M work totaling $8.7 million in the Civil unit, two design projects totaling $5.8 million in the Transportation Engineering division, and two heavy and highway construction projects totaling $9.3 million in the Transportation Construction division.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.7 million for the first nine months of 1999, compared to net cash used in operating activities of $5.1 million for the same period in 1998. Despite the Company's net loss for the first nine months of 1999, the 1999 cash flow improvement is primarily attributable to the Company's reduction in receivables relative to the previous year. Such reduction in receivables was mainly driven by the decision to wind down the Company's construction operations in the Buildings unit .

Net cash used in investing activities was $9.2 million for the first nine months of 1999 and $8.0 million for the same period in 1998. The 1999 amount comprises both capital expenditures totaling $4.2 million and the net amount paid by the Company during the third quarter to acquire Steen Production Service, Inc. ("Steen," as discussed in Note 3 to the financial statements), while the 1998 amount represents only capital expenditures. Fewer personal computers and less other computer equipment were purchased during the first nine months of 1999 than in the comparable period of 1998.

Net cash provided by financing activities totaled $5.4 million for the first nine months of 1999, compared to $1.7 million for the same period in 1998. During the first nine months of 1999, the Company received net proceeds of $7.5 million from borrowings under its credit agreement with Mellon to finance the initial cash payments associated with the acquisition of Steen, while the 1998 proceeds of $2.4 million related to the financing of certain heavy and highway construction equipment purchases in the Transportation unit. During the first nine months of 1999, the Company repaid $0.5 million of this construction equipment debt, and further repaid certain Steen debt totaling $1.8 million, which existed as of the acquisition date. Pursuant to a stock repurchase program announced in late 1996, the Company paid $0.7 million to acquire approximately 87,000 additional treasury shares during the first nine months of 1998.

Working capital decreased to $23.5 million at September 30, 1999 from $31.9 million at December 31, 1998. The current ratio was 1.27:1 at the end of the third quarter of 1999, compared to 1.36:1 at year-end 1998. The decreases in working capital and in the current ratio are the result of the third quarter construction-related charges discussed in Note 2 to the financial statements, as well as the classification of the revolving credit debt payable to Mellon as a current liability.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 15


In 1998, the Company extended the term of its unsecured credit agreement with Mellon Bank, N.A. through May 31, 2001. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of September 30, 1999, borrowings totaling $7.5 million were outstanding under the agreement, along with outstanding letters of credit totaling $1.3 million. As disclosed in
Note 6 to the third quarter financial statements, Mellon has waived, through the end of 1999, its rights related to the third quarter loan covenant violations. However, under the calculation mechanics of the current loan agreement, management anticipates further violations for the fourth quarter. Mellon has stated that it expects to formally amend the Agreement during the fourth quarter of 1999 or early in the first quarter of 2000. Such an amendment should reduce the risk of further covenant violations and limitations on borrowing availability. During the fourth quarter, the Company will continue to negotiate with Mellon and develop contingency plans for alternative financing.

Short and long-term liquidity is further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21) will provide a significant increase in funding for transportation infrastructure projects during the remainder of 1999 and beyond.

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

Vendors have asserted that the financial and project management systems for the Company's engineering and construction businesses, its BSSI subsidiary, and both systems in the Energy unit are Year 2000 compliant. Over 90% of the Company is served by a human resources system which the vendor has stated to be Year 2000 compliant. Validation testing of the vendors' assertions for the Company's financial, project management and human resources systems has been completed, except for the BSSI subsidiary which is expected to be completed during the fourth quarter of 1999.

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 16


The Company's interrelated systems (e.g., e-mail, file sharing) are linked by a network of servers. Upgrades to compliant versions are in place for the network. The Company has evaluated other less critical operational support systems being used in all business units (e.g., mapping, CADD, cost estimating, databases, spreadsheets, and specialized and customized software) to identify any remaining issues for resolution. All identified issues will be completed by the end of 1999. Normal end-user computing needs were addressed with BIOS testing of all personal computers and a review of the operating systems and software packages. Patches and upgrade needs have been identified and are being applied with a scheduled completion date during the fourth quarter of 1999.

The Company is a service-based organization and, as such, has little reliance on embedded technology (e.g., micro-controllers) for its key business processes. The relevance of embedded technology is limited to such items as elevators, HVAC, security, etc., which are components of the Company's leased facilities. Embedded technology is also integral to some client facilities which the Company operates and maintains under customer contracts. Responsibility for the Year 2000 compliance of such facilities rests with the landlords or the clients.

To assess the Year 2000 compliance of significant third parties, the Company initiated a survey process to gather and evaluate information from significant business customers, vendors and subcontractors. Mailing of the survey was completed during the first quarter of 1999. Despite its follow-up efforts throughout 1999, the Company experienced a response rate of only approximately 25% to this survey; however, no companies which responded indicated that they expected any problems in achieving their own Year 2000 compliance. The Company will continue to monitor the readiness of its key suppliers and customers through the end of 1999.

Management currently believes that its "most reasonably likely worst case Year 2000 scenario" poses the potential for payment delays from some customers, including agencies of the U.S. federal government, due to their lack of readiness for the new century. Management believes that the Company's internal documentation will sufficiently support receivable balances owed to the Company as of December 31, 1999.

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

                                                                       FORM 10-Q
                                                                          PART I
                                                                         PAGE 17


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's primary interest rate risk relates to its long-term debt obligations. As of September 30, 1999, the Company had total long-term debt obligations, including the current portion of those obligations, totaling $16.1 million. Of this amount, fixed rate obligations totaled $2.8 million and variable rate obligations totaled $13.3 million. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 8.25% as of September 30, 1999, to a weighted average interest rate of 9.08%), annual interest expense would be approximately $110,000 higher based on the outstanding balance of variable rate obligations as of September 30, 1999. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended September 30, 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

The Company has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, except as discussed below, management believes that the Company has recognized adequate provisions for these proceedings and their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

The Company currently has two significant legal proceedings outstanding. The more significant one relates to a contract for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida, between Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Company, and Universal City Development Partners ("UCDP"). BMSCI was providing project-related construction services to UCDP under the contract. During BMSCI's performance under the contract, which began in 1997, the project suffered delays due to substantial changes in the design of the project and the related drawings.

On March 5, 1999, UCDP terminated BMSCI's right to proceed with the project work by alleging default. UCDP has also notified BMSCI of UCDP claims for damages resulting from the alleged default, including the cost to complete or correct

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 18


the work, additional maintenance or operation costs, and alleged lost revenues or other damages. UCDP simultaneously filed a lawsuit against BMSCI for breach of contract in the Federal District Court in the Middle District of Florida ("Federal Court"). On October 26, 1999, the Court granted UCDP's Motion to add the Company and its bonding company as additional defendants. The Company was not a party to the contract underlying the lawsuit and contends it cannot be held liable for any conduct of the subsidiary. BMSCI and the Company are vigorously defending this action. On March 8, 1999, BMSCI filed a lawsuit against UCDP in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida ("State Court") alleging breach of contract, wrongful termination and other counts and seeking damages, interest, court costs and other relief, including potential counterclaims. This action was voluntarily dismissed on July 6, 1999, and BMSCI is pursuing its claims against UCDP by way of counterclaims filed in UCDP's Federal Court action. While the Federal Court action is proceeding, on September 27, 1999, the Court ordered non-binding mediation of this matter to occur by February 1, 2000. BMSCI, UCDP and other parties with significant interests will participate in the mediation.

In addition, several BMSCI subcontractors and vendors have also filed suit against BMSCI in connection with the project. The most significant subcontractor suits were brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel/miscellaneous metals, and Martin K. Eby Construction, Inc. ("Eby"), BMSCI's subcontractor for foundations. On November 24, 1998, ADF filed suit in Federal Court against BMSCI and its surety seeking damages for breach of contract relating to the project. BMSCI and its surety answered the complaint (and amended complaint) and BMSCI filed a counterclaim. On November 17, 1999, BMSCI and ADF entered into agreements to jointly defend and pursue their claims against UCDP. On February 10, 1999, Eby also filed suit in Federal Court against BMSCI and its surety seeking damages for breach of contract relating to the project. BMSCI and its surety answered the complaint. On November 9, 1999, BMSCI and Eby settled this matter, and Eby has agreed to cooperate with BMSCI in its defense and pursuit of claims against UCDP.

Additional claims may be filed in connection with this matter. Baker and its counsel believe that BMSCI has valid defenses and claims against UCDP, its consultants and subcontractors, and BMSCI's subcontractors and vendors. BMSCI intends to defend and pursue these claims vigorously. However, an unfavorable resolution of these matters could have a material adverse effect on the Registrant's consolidated financial position, results of operations and cash flow.

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

                                                                       FORM 10-Q
                                                                         PART II
                                                                         PAGE 19


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

Reports on Form 8-K
-------------------

During the quarter ended September 30, 1999, the Company filed a Form 8-K dated September 15, 1999, and reported in Item 2 its acquisition of Steen Production Service, Inc. ("Steen"), which became effective September 1, 1999. The financial information required by Item 7 was not included with this filing.

On November 15, 1999, the Company also filed a Form 8-K/A amendment to the above Form 8-K filing. Such Form 8-K/A contained the financial information required by
Item 7 in connection with the acquisition of Steen, as discussed in Note 3 to the unaudited condensed consolidated financial statements included in this Report on Form 10-Q.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICHAEL BAKER CORPORATION


Dated: November 22, 1999            By:  /s/ J. Robert White
                                          --------------------------------------
                                          J. Robert White
                                          Executive Vice President, Chief
                                           Financial Officer and Treasurer