Form 10-K
period 1999-12-31
BAKER MICHAEL CORP
filed 2000-03-30
CIK 9263

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            ------

The Registrant estimates that as of February 29, 2000, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,364,783 shares of Common Stock and 1,223,475 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $27,643,362 for the Common Stock and $542,338 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of February 29, 2000, the Registrant had outstanding 6,877,985 shares of its Common Stock and 1,312,020 shares of its Series B Common Stock.




                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
                    Document                         Document is Incorporated
--------------------------------------------------------------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 1999                       I, II
Proxy Statement to be distributed in connection with
  the 2000 Annual Meeting of Shareholders                    III

NOTE WITH RESPECT TO FORWARD LOOKING STATEMENTS:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward looking statements concerning future operations and performance of the Registrant. Forward looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1.  BUSINESS
         ---------

Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering, management and operations services worldwide.

The Registrant is organized into the following five market-focused business units: Buildings, Civil, Energy, Environmental and Transportation. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant's seven reportable segments include the Buildings, Energy and Environmental units, plus the Engineering and Baker Support Services, Inc. ("BSSI") divisions of the Civil unit and the Engineering and Construction (heavy and highway) divisions of the Transportation unit.

Information  regarding  the amounts of  revenues,  income  before  taxes,  total assets, capital expenditures, and depreciation and amortization expense attributable to the Registrant's reportable segments is contained in Note 5 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 1999 by ENGINEERING NEWS RECORD magazine, Baker ranked 42nd among U.S. design firms, 16th among water design firms, 18th among transportation design firms, 132nd among international design firms, 77th among global design firms, 71st among environmental firms, and 65th among construction management-for-fee firms. Baker also ranked 191st among government contractors according to a listing published in 1999 by GOVERNMENT EXECUTIVE magazine. These rankings were based on 1998 revenues.

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

Effective in April 1999, following a significant 1998 loss on a construction project in the Buildings unit, this unit was restructured such that all bidding activity associated with its general construction operations was discontinued. The Registrant's Buildings unit remained responsible for only one significant general construction project at December 31, 1999. This project is expected to be completed during the second quarter of 2000.

Baker has placed increased emphasis on growing its construction management-for-fee business, and will partner with contractors to pursue larger design-build contracts in the buildings market. The facilities planning and design division of the Buildings unit continues to operate as it did prior to the restructuring.

CIVIL. As previously stated, the Civil unit includes two divisions, Engineering and BSSI. This unit has combined Baker's military infrastructure work in planning and operations and maintenance ("O&M") to improve its ability to market to, and serve, the U.S. Department of Defense, a significant Baker client. The Engineering division provides services which include surveying, mapping, geographic information systems, planning, design, construction management and total program management. The BSSI division principally provides O&M services on U.S. military bases. The Civil unit serves clients in the fields of telecommunications, water resources, pipelines, emergency management, resources management, water/wastewater systems and facilities O&M.

ENERGY. The Energy unit specializes in providing a full range of technical services for operating energy production facilities. The unit's comprehensive services consist of training, personnel recruitment, pre-operations engineering, field operations and maintenance, mechanical equipment maintenance and logistics management. The Energy unit serves both major and smaller independent oil and gas producing companies, as well as domestic regulated utilities and independent power producers. This unit operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand and Nigeria. A risk attendant to the international operations of this unit is further described in Note 4 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

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

TRANSPORTATION. Through its two divisions, Engineering and Construction, the Transportation unit provided planning, design, construction and operations support services to governmental transportation agencies throughout the nation in 1999. Within the Engineering division, Baker serves the professional services segment of the market providing planning, design, construction management and inspection, and management consulting services to municipal, state and federal highway, toll road and transit agencies. This division is consistently among the twenty largest providers of such services and enjoys a national reputation for its work in developing highways, bridges, airports, busways and other transit facilities. The Construction division has historically acted as a general contractor for highways, bridges, track installation, sewer, water and other heavy civil construction projects. The primary customers for this division have been the same as the Engineering division, but more geographically centered in Pennsylvania, Illinois, New York and Florida.

At the time of the previously mentioned restructuring of the Buildings unit in April 1999, the Registrant also announced that its heavy and highway construction business would be sold. In March 2000, certain assets of this business, including substantially all fixed assets and the remaining contractual rights and obligations associated with eight active construction projects, were sold to A&L, Inc. ("A&L"). As a result of the sale, the Registrant remains responsible for only four significant heavy and highway construction projects, all of which are scheduled for completion by the end of the third quarter of 2000. These remaining projects are being managed for the Registrant by A&L.

The Transportation-Engineering division continues to operate as it has in prior years and expects to continue to benefit from the U.S. government's federal transportation (TEA-21) legislation signed during 1998. This division intends to partner with other contractors to pursue selected design-build contracts, which are becoming a growing project delivery method within the transportation marketplace.

DOMESTIC AND FOREIGN OPERATIONS
-------------------------------

For the years ended December 31, 1999, 1998 and 1997, approximately 90%, 91% and 90% of the Registrant's total contract revenues, respectively, were derived from work performed within the United States. Further financial information regarding the Registrant's domestic and foreign operations is contained in Notes 5 and 12 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Registrant's domestic revenues, the majority comprises engineering and construction work performed in the Northeast region of the U.S. The Registrant's international revenues are derived primarily from its Energy unit.

FUNDED AND UNFUNDED BACKLOG
---------------------------

The Registrant's funded backlog, which comprises that portion of uncompleted work represented by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work, was $365 million at December 31, 1999 and $448 million at December 31, 1998. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), was $657 million at December 31, 1999 and $735 million at December 31, 1998. With reference to the Registrant's 1999 restructuring, funded backlog related to the businesses that will be continued by the Registrant was $316 million and $300 million, and total backlog was $608 million and $587 million, as of year-end 1999 and 1998, respectively.

There is not necessarily a direct correlation between the Registrant's backlog amounts and its annual total contract revenues. Further, the Registrant's backlog amounts do not represent a guarantee of future revenues or results of operations. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Registrant's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Registrant's experience has been that these optional contract renewals, which are included in unfunded backlog, have generally been exercised. Funded backlog generally is highest during the last quarter of the Registrant's fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS
---------------------

Contracts with various branches of the U.S. government accounted for 21%, 27% and 24% of the Registrant's total contract revenues for the years ended December 31, 1999, 1998 and 1997, respectively. No individual contract accounted for more than 10% of the Registrant's total contract revenues in 1999 or 1997; however, several contracts with the Pennsylvania Department of Transportation provided 11% of the Company's total contract revenues for 1999. An individual Buildings unit construction contract with Universal City Development Partners ("UCDP") accounted for 12% of the Registrant's total contract revenues in 1998, which contract was terminated resulting in litigation. A description of this litigation is described in Item 3, and further financial information regarding this contract is contained in Note 2 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

COMPETITIVE CONDITIONS
----------------------

The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous firms that provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. The Baker business units employ extensive cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the bases of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

The Registrant believes that the principal competitive factors (in various orders of importance) in the areas of services it offers are quality of service, reputation, experience, technical proficiency and cost of service. The Registrant believes that it is well positioned to compete effectively by emphasizing the quality of services it offers and its widely known reputation in providing engineering, management and operations services.

SEASONALITY
-----------

Based upon the Registrant's experience, total contract revenues and net income from construction-related services, and to a lesser extent its engineering services, have historically been lower for the first quarter than for the remaining quarters due to winter weather conditions, particularly for projects in the Northeast and Midwest regions of the United States. Going forward, given the discontinuance of all general construction operations, seasonality is expected to have less of an impact on the Registrant's quarterly results of operations.

PERSONNEL
---------

At December 31, 1999, the Registrant had approximately 3,954 employees, broken down by business unit as follows:

           Buildings unit-138                     Environmental unit-156
           Civil unit-1,532                       Transportation unit-1,079
           Energy unit-1,022                      Corporate staff-27

The Registrant's employees are not represented by labor unions, with the exception of its construction personnel which are generally covered by collective bargaining agreements, as are certain BSSI employees in the Civil unit. During 2000, two BSSI collective bargaining agreements are scheduled for renegotiation, but no significant issues are expected. Currently, the Registrant considers its relationships with labor unions to be good.

ITEM 2.  PROPERTIES
         ----------

The principal offices of the Registrant are located at the Airport Office Park, 410 and 420 Rouser Road, Coraopolis, Pennsylvania 15108, at which approximately 167,000 square feet of office space is leased for use by the Registrant's Civil, Buildings, Environmental and Transportation units and, to a lesser extent, by its Corporate staff. The Registrant owns a 75,000 square foot office building located in Beaver County, Pennsylvania, which is situated on a 175 acre site and utilized by the Registrant's Civil and Buildings units. The Beaver County building and property are currently for sale, and are not subject to any encumbrances. Upon any such sale, the Registrant would expect to either continue leasing this building from the new owner or relocate the affected employees.

The Registrant leases an aggregate of approximately 476,000 square feet of office-related floor space, including its principal offices. The space leased by business unit is as follows:

The Buildings unit leases approximately 64,000 square feet in:
           Alexandria, Virginia                   Coraopolis, Pennsylvania
           Annapolis, Maryland                    Rocky Hill, Connecticut
           Chicago, Illinois

The Civil unit leases approximately 130,000 square feet in:
           Alexandria, Virginia                   Frederick, Maryland
           Anchorage, Alaska                      Jackson, Mississippi
           Annapolis, Maryland                    Mexico City, Mexico
           Coraopolis, Pennsylvania               Phoenix, Arizona
           Dallas, Texas                          Rocky Hill, Connecticut
           Elmsford, New York                     Virginia Beach, Virginia
           Fairbanks, Alaska

The Energy unit leases approximately 38,000 square feet in:
           Abu Dhabi, United Arab Emirates        Lafayette, Louisiana
           Houston, Texas                         Middlesex, United Kingdom

The Environmental unit leases approximately 46,000 square feet in:
           Annapolis, Maryland                    Merrillville, Indiana
           Coraopolis, Pennsylvania               Princeton, New Jersey

The Transportation unit leases approximately 182,000 square feet in:
           Alexandria, Virginia                   Harrisburg, Pennsylvania
           Annapolis, Maryland                    Horsham, Pennsylvania
           Birmingham, Alabama                    Philadelphia, Pennsylvania
           Brooklyn, New York                     Phoenix, Arizona
           Chicago, Illinois                      Princeton, New Jersey
           Cleveland, Ohio                        Richmond, Virginia
           Columbus, Ohio                         Rocky Hill, Connecticut
           Coraopolis, Pennsylvania               Salt Lake City, UT
           Cross Lanes, West Virginia             Shreveport, Louisiana
           Elmsford, New York                     Tampa, Florida
           Gibsonia, Pennsylvania                 Virginia Beach, Virginia
           Greensboro, North Carolina             White Hall, Arkansas

The Registrant also leases approximately 16,000 square feet of space in Beaver and Coraopolis, Pennsylvania, for use by its Corporate staff.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrant has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Registrant's business. After consultations with counsel, management believes that the Registrant has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Registrant.

The Registrant currently is a party to two material legal proceedings. The more significant proceeding relates to a contract for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida, between Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Registrant, and UCDP. Under the contract, BMSCI provided project-related construction services to UCDP. During BMSCI's performance under the contract, which began in 1997, the project suffered delays and performance issues arose.

On March 5, 1999, UCDP terminated BMSCI's right to proceed with the project work by alleging default. UCDP has also notified BMSCI of UCDP claims for damages resulting from the alleged default, including the cost to complete or correct the work, additional maintenance or operation costs, and alleged lost revenues or other damages. UCDP simultaneously filed a lawsuit against BMSCI for breach of contract in the Federal District Court in the Middle District of Florida ("Federal Court"). On October 26, 1999, the Court granted UCDP's Motion to add the Company and its bonding company as additional defendants. The Company was not a party to the contract underlying the lawsuit and contends it cannot be held liable for any conduct of the subsidiary. BMSCI and the Company are vigorously defending this action. On March 8, 1999, BMSCI filed a lawsuit against UCDP in the Circuit Court for the Ninth Judicial Circuit in and for Orange County, Florida ("State Court") alleging breach of contract, wrongful termination and other counts and seeking damages, interest, court costs and other relief, including potential counterclaims. This action was voluntarily dismissed on July 6, 1999, and BMSCI pursued its claims against UCDP by way of counterclaims filed in UCDP's Federal Court action. The Federal Court ordered mediation of this matter to occur.

On March 22, 2000, mediation of this matter resulted in a conditional settlement agreement being entered into by the Registrant; BMSCI; Travelers Casualty and

Surety Company of America ("Travelers"), which provided performance and payment bonds on behalf of BMSCI; UCDP; Hellmuth, Obata & Kassabaum, Inc., which designed the project; and the court-appointed mediator. Pursuant to the terms of the settlement agreement, the parties resolved the claims between them, and BMSCI agreed to pay UCDP $2.0 million. BMSCI remains responsible for resolution of all remaining subcontractor and vendor claims, the most significant of which is the subject of a suit brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals, against BMSCI and Travelers. The conditional settlement agreement is subject to and conditioned upon acceptance and signature by the Project Policy Insurer not later than March 31, 2000.

On November 24, 1998, ADF filed suit in Federal Court against BMSCI and Travelers seeking damages for alleged breaches of contract relating to the project. BMSCI and its surety answered the complaint (and amended complaint) and BMSCI filed a counterclaim. BMSCI and its counsel believe it has valid claims against ADF and defenses to claims by ADF. BMSCI intends to pursue and defend these claims vigorously. BMSCI further intends to engage in negotiations to settle all other subcontractor and vendor claims. The Registrant believes it has made adequate provisions for all subcontractor and vendor claims, including ADF, in its 1999 consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

The following represents a listing of executive officers of the Registrant as of December 31, 1999.

RICHARD L. SHAW - Age 72; Chief Executive Officer of the Registrant since September 1999, and previously President and Chief Executive Officer from 1993 through 1994 and from 1984 through 1992; Chairman of the Board of the Registrant since 1992 and a Director since 1966. Mr. Shaw has been with the Registrant since 1952 serving in various capacities.

DONALD P. FUSILLI, JR. - Age 49; Executive Vice President of the Registrant since 1991 and President of Baker/MO Services, Inc., a subsidiary of the Registrant, since 1995. Mr. Fusilli was named President and Chief Operating
Officer of the Registrant in March 2000. Mr. Fusilli previously served as General Counsel and Secretary of the Registrant from 1986 through 1994. He has been employed by the Registrant in various capacities since 1973.

J. ROBERT WHITE - Age 57; Executive Vice President, Chief Financial Officer, Treasurer and a Director of the Registrant from 1994 until his resignation in March 2000. Prior to joining the Registrant, Mr. White served 21 years in various capacities with Westinghouse Electric Corp., most recently as Assistant Director of Investor Relations from 1989 through 1994.

H. JAMES MCKNIGHT - Age 55; Senior Vice President, General Counsel and Secretary of the Registrant since 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from 1992 through February 1995.

JOHN C. HAYWARD - Age 52; Executive Vice President of the Registrant since 1995 and President of Michael Baker Jr., Inc. since 1994. Mr. Hayward previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1974.

PHILIP A. SHUCET - Age 49; Executive Vice President of the Registrant and President of Baker Environmental, Inc., a subsidiary of the Registrant, since 1996. Mr. Shucet previously served as Vice President of Michael Baker Jr., Inc. from 1995 through 1996. Mr. Shucet has been employed by the Registrant in various capacities since 1989.

EDWARD L. WILEY - Age 56; Executive Vice President of the Registrant since 1995 and Executive Vice President of Michael Baker Jr., Inc. since 1994. Mr. Wiley previously served as Senior Vice President of Michael Baker Jr., Inc. from 1989 through 1994. He has been employed by the Registrant in various capacities since 1968.

Executive officers of the Registrant serve at the pleasure of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------------------------------------------

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

At February 29, 2000, the Registrant had 1,388 holders of its Common Stock and 647 holders of its Series B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 1999, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of December 31, 1999 and 1998, the Registrant had total long-term debt obligations, including the current portion of those obligations, totaling $18.4 million and $4.0 million, respectively. Of these amounts, fixed rate obligations totaled $2.7 million and $3.3 million, and variable rate obligations totaled $15.7 million and $0.7 million, as of December 31, 1999 and 1998, respectively. The 1999 increases in these debt amounts relate to borrowings under the Registrant's credit agreement with Mellon Bank, N.A. and debt related to its 1999 acquisition of Steen Production Service, Inc. Assuming a 10% increase in interest rates on the Registrant's variable rate obligations (i.e., an increase from the actual weighted average interest rates of 8.50% and 7.75%, to weighted average interest rates of 9.35% and 8.53%, as of December 31, 1999 and 1998, respectively), annual interest expense would have been approximately $134,000 higher in 1999 and only $6,000 higher in 1998 based on the respective year-end outstanding balances of variable rate obligations. The Registrant has no interest rate swap or exchange agreements.

Less than 1% of the Registrant's total assets and total contract revenues as of and for the periods ended December 31, 1999 and 1998 were denominated in currencies other than the U.S. Dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 29, 2000, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2000 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2000 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2000 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 2000 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
Exhibit 13.1 to this Form 10-K:

         Consolidated  Statements  of Income for the three years ended
          December 31,  1999
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Cash Flows for the three years ended
          December  31,  1999
         Consolidated  Statements  of  Shareholders' Investment for the three years ended December 31, 1999
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

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

    4.1        Rights Agreement dated November 16, 1999,  between the Registrant and American Stock  Transfer and Trust Company,  as Rights Agent,
               filed as Exhibit 4.1 to the  Registrant's  Current Report on Form
               8-K  dated  November  16,  1999,  and   incorporated   herein  by
               reference.

   10.1 1999 Incentive Compensation Plan of Michael Baker Corporation, filed herewith.


EXHIBIT NO.             DESCRIPTION
-----------             -----------

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

    10.2(b)    Supplemental  Employment Agreement No. 5 dated as of September 7,
               1999, by and between the Registrant and Richard L. Shaw, filed herewith.

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

    10.4       Michael  Baker  Corporation  1995 Stock  Incentive  Plan  amended
               effective   April  23,  1998,   filed  as  Exhibit  10.4  to  the
               Registrant's  Annual  Report  on Form  10-K  for the  year  ended
               December 31, 1998, and incorporated herein by reference.

    10.5       Michael  Baker  Corporation  1996  Nonemployee  Directors'  Stock
               Incentive Plan, filed as Exhibit A to the Registrant's definitive
               Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, and incorporated herein by reference.

    13.1       Selected Financial Data,  Management's Discussion and Analysis of
               Financial  Condition  and  Results  of  Operations,  Consolidated
               Financial  Statements  as of December  31, 1999 and for the three
               years  then  ended,  Report  of  Independent   Accountants,   and
               Supplemental  Financial  Information,  filed  herewith  and to be included  as the  Financial  Section  of  the  Annual  Report  to
               Shareholders for the year ended December 31, 1999.

    21.1       Subsidiaries of the Registrant, filed herewith.

    23.1       Consent of Independent Accountants, filed herewith.

(b) On September 15, 1999, the Registrant filed a Current Report on Form 8-K, in which it reported in Item 2 its acquisition of Steen Production Service, Inc. ("Steen"), which became effective September 1, 1999. The financial information required by Item 7 was not included with this filing.

During the quarter ended December 31, 1999, the Registrant filed a Form 8-K/A amendment to the above Form 8-K filing. Such Form 8-K/A contained the financial information required by Item 7 in connection with the acquisition of Steen, as discussed in Note 3 to the consolidated financial statements included within
Exhibit 13.1 to this Form 10-K.

In addition, on November 16, 1999, the Registrant filed a Current Report on Form 8-K, in which it reported in Item 5 its adoption of a Rights Agreement, dated as of November 16, 1999, between the Registrant and American Stock Transfer and Trust Company. The Rights Agreement allows for the distribution of one right for each outstanding share of common stock, par value $1.00 per share, of the Registrant to shareholders of record at the close of business on November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MICHAEL BAKER CORPORATION

Dated:  March 30, 2000                      By:   /s/ Richard L. Shaw
                                                  -------------------
                                                  Richard L. Shaw
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

/s/ Richard L. Shaw           Chairman of the Board and         March 30, 2000
----------------------------  and Chief Executive Officer
Richard L. Shaw


/s/ Donald P. Fusilli, Jr.    President and Chief Operating     March 30, 2000
----------------------------  Officer
Donald P. Fusilli, Jr.


/s/ Craig O. Stuver           Vice President and Corporate      March 30, 2000
----------------------------  Controller (Principal Financial
Craig O. Stuver               and Accounting Officer)


/s/ Robert N. Bontempo        Director                          March 30, 2000
----------------------------
Robert N. Bontempo


/s/ Nicholas P. Constantakis  Director                          March 30, 2000
----------------------------
Nicholas P. Constantakis


                              Director                          March 30, 2000
----------------------------
William J. Copeland

SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

/s/ Roy V. Gavert, Jr.        Director                          March 30, 2000
----------------------------
Roy V. Gavert, Jr.


                              Director                          March 30, 2000
----------------------------
Thomas D. Larson


                              Director                          March 30, 2000
----------------------------
John E. Murray, Jr.


/s/ Konrad M. Weis            Director                          March 30, 2000
-----------------------------
Konrad M. Weis