Form 10-Q
period 2000-03-31
BAKER MICHAEL CORP
filed 2000-05-12
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

            AS OF MARCH 31, 2000:
            --------------------

            Common Stock            6,878,039 shares
            Series B Common Stock   1,311,966 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
                                                   For the three months ended
                                                 ------------------------------
                                                 MARCH 31, 2000  March 31, 1999
--------------------------------------------------------------------------------
                                                           (In thousands)
Total contract revenues                                $108,295        $115,118

Cost of work performed                                   93,480         101,659
--------------------------------------------------------------------------------
  GROSS PROFIT                                           14,815          13,459

Selling, general and administrative expenses             10,928          12,719
--------------------------------------------------------------------------------
  INCOME FROM OPERATIONS                                  3,887             740

Other income/(expense):
  Interest income                                            19              59
  Interest expense                                         (400)           (118)
  Other, net                                               (197)             99
--------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                              3,309             780

Provision for income taxes                                1,555             367
--------------------------------------------------------------------------------

  NET INCOME                                           $  1,754        $    413
================================================================================

  BASIC AND DILUTED NET INCOME PER SHARE               $   0.21        $   0.05
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS                                           MARCH 31, 2000   Dec. 31, 1999
--------------------------------------------------------------------------------
                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                              $  3,613       $   3,685
Receivables                                              70,242          77,964
Cost of contracts in progress and estimated
  earnings, less billings                                20,592          20,803
Prepaid expenses and other                                9,333           7,363
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                  103,780         109,815
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                       13,609          17,120
--------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                13,805          14,563
Other assets                                              8,923           7,693
--------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                     22,728          22,256
--------------------------------------------------------------------------------
  TOTAL ASSETS                                         $140,117        $149,191
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Current portion of long-term debt                      $  3,090        $  3,526
Accounts payable                                         21,457          28,862
Accrued employee compensation                            10,527          10,462
Accrued insurance                                         8,357           7,884
Other accrued expenses                                   23,552          19,453
Excess of billings on contracts in progress
  over cost and estimated earnings                        7,952          13,555
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                              74,935          83,742
--------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                           12,677          14,867
Other                                                     5,909           5,783
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                                      93,521         104,392
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000
  shares, issued 7,181,028 and 7,170,663 shares
  at 3/31/00 and 12/31/99, respectively                   7,181           7,171
Series B Common Stock, par value $1, authorized
  6,000,000 shares, issued 1,311,966 and 1,313,816
  shares at 3/31/00 and 12/31/99, respectively            1,312           1,314

Additional paid-in capital                               37,119          37,084
Retained earnings                                         3,037           1,283
Less 302,989 shares of Common Stock in treasury,
  at cost, at 3/31/00 and 12/31/99                       (2,053)         (2,053)
--------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' INVESTMENT                         46,596          44,799
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT       $140,117        $149,191
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   For the three months ended
                                                ------------------------------
                                                MARCH 31, 2000  March 31, 1999
--------------------------------------------------------------------------------
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  1,754        $    413
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                          1,602           1,595
  Changes in assets and liabilities:
   Decrease in receivables and contracts in progress     1,766           4,859
   Decrease in accounts payable and accrued expenses    (2,866)        (14,699)
   (Increase)/decrease in other net assets              (2,708)          1,508
--------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                     (2,206)         (6,737)
--------------------------------------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                   (452)         (6,324)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                (715)         (1,636)
Proceeds from the sale of certain construction assets      748               -
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES       33          (1,636)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                               309           3,384
Repayments of long-term debt                                (5)            (39)
Proceeds from exercise of stock options                     43              34
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                347           3,379
--------------------------------------------------------------------------------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                (72)         (4,581)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           3,685           5,014
--------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD            $  3,613        $    433
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
Interest paid                                         $    237        $     88
Income taxes paid                                     $    320        $     90
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2000
(UNAUDITED)

NOTE 1 - SALE OF CONSTRUCTION ASSETS

Certain assets held by the Company's Transportation-Construction (heavy and highway) segment, including substantially all fixed assets and the remaining contractual rights and obligations associated with eight active construction projects, were sold to A&L, Inc. ("A&L") in March 2000 in exchange for cash proceeds of $0.7 million and A&L's assumption of certain debt and lease obligations. In connection with this sale, charges totaling $1.9 million were previously recorded during the fourth quarter of 1999. Such charges primarily reflected writedowns related to fixed asset impairments, equipment lease termination costs, and lease costs for certain office space permanently idled by the restructuring. As a result of the sale, the Company remains responsible for four significant heavy and highway construction projects, all of which are scheduled for completion by the end of the third quarter of 2000. A&L is managing these remaining projects for the Company.

NOTE 2 - 1999 RESTRUCTURING CHARGES

During the first quarter of 1999, the Company determined that it would no longer participate in general construction projects for buildings or transportation infrastructure. Accordingly, the Company's Buildings unit was restructured, and the Company recorded related charges totaling $0.8 million during the first quarter of 1999. Such charges were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Income for the three months ended March 31, 1999, and reflected severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

NOTE 3 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,188,789 and 8,168,378 shares outstanding for the three-month periods ended March 31, 2000 and 1999, respectively. Diluted net income per share computations are based upon weighted averages of 8,210,817 and 8,254,919 shares outstanding for the three-month periods ended March 31, 2000 and 1999, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 4 - BUSINESS SEGMENT INFORMATION

The Company has five operating business units. The Buildings, Energy and Environmental units each represent separate reportable segments, while the Transportation and Civil units each comprise two reportable segments. Accordingly, the Company has the following seven reportable segments:

o The Buildings unit has historically provided a variety of services including design-build, construction management, planning, program management, general contracting, architectural and interior design, construction inspection and constructability reviews; however, the unit's offering of general contracting services was discontinued during 1999.

o The Civil unit includes two reportable segments. The Civil-Engineering segment provides surveying, mapping, geographic information systems, planning, design and construction management. The Civil-Baker Support Services Inc. ("BSSI") segment principally provides operations and maintenance services on U.S. military bases (see Note 7).

o The Energy unit offers services that include operations and maintenance services for oil and gas production facilities, onsite mechanical services in connection with turbine overhauls and major power equipment outages, and training services.

o The Environmental unit provides a combination of engineering and consulting services in both the public and private markets.

o The Transportation unit includes two reportable segments. The Transportation-Engineering segment provides planning, design, program management and software development capabilities. The Transportation-Construction segment historically provided general construction services related to highways, bridges, airports, busways and other transportation facilities; however, all bidding activity ceased during 1999 and this segment's operations are currently in the process of being wound down.

The following tables reflect the required disclosures for the Company's seven segments (in millions):

                                                  For the three months ended
                                                ------------------------------
                                                MARCH 31, 2000  March 31, 1999
--------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES:
Buildings unit                                          $  6.0          $ 22.3
Civil unit:
  Engineering                                             20.9            15.4
  BSSI                                                    14.1            12.7
Energy unit                                               25.6            19.3
Environmental unit                                         5.6             6.7
Transportation unit:
  Engineering                                             26.2            18.3
  Construction                                             9.8            20.4
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS                                   108.2           115.1
Corporate                                                  0.1               -
--------------------------------------------------------------------------------
   TOTAL                                                $108.3          $115.1
================================================================================




                                                  For the three months ended
                                                ------------------------------
                                                MARCH 31, 2000  March 31, 1999
--------------------------------------------------------------------------------
INCOME/(LOSS) BEFORE TAXES:
Buildings unit                                          $  0.7          $ (1.2)
Civil unit:
  Engineering                                              0.8             0.6
  BSSI                                                     0.3               -
Energy unit                                                0.8             1.2
Environmental unit                                         0.3             0.3
Transportation unit:
  Engineering                                              1.1             0.4
  Construction                                            (0.7)           (0.5)
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS                                     3.3             0.8
Corporate/Insurance                                          -               -
--------------------------------------------------------------------------------
   TOTAL                                                $  3.3          $  0.8
================================================================================



                                                MARCH 31, 2000   Dec. 31, 1999
--------------------------------------------------------------------------------
SEGMENT ASSETS:
Buildings unit                                          $  5.4          $  7.4
Civil unit:
  Engineering                                             21.5            23.3
  BSSI                                                    16.2            15.8
Energy unit                                               41.9            40.3
Environmental unit                                         4.3             4.8
Transportation unit:
  Engineering                                             31.5            28.9
  Construction                                             7.8            17.4
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS                                   128.6           137.9
Corporate/Insurance                                       11.5            11.3
--------------------------------------------------------------------------------
   TOTAL                                                $140.1          $149.2
================================================================================

NOTE 5 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has a secured credit agreement (the "Agreement") with Mellon Bank, N.A., which provides for a commitment of $25 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2000, borrowings totaling $10.4 million were outstanding under the Agreement (and included in long-term debt in the accompanying Condensed Consolidated Balance Sheet), along with outstanding letters of credit totaling $2.2 million.

NOTE 6 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at March 31, 2000. Except as noted below, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999.

With respect to the Company's litigation with Universal City Development Partners ("UCDP"), on May 1, 2000, the Company and UCDP settled their claims related to a contact entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc., for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. The previously announced conditional settlement, which was subject to and conditioned upon acceptance and signature by the Project Policy Insurer, expired by its extended terms in early April. The current settlement, which is final, does not involve participation by the Project Policy Insurer but does preserve the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the Project Policy Insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The Company believes it has made adequate provisions for these claims as of March 31, 2000.

On April 10, 2000, the Company reached a settlement of the arbitration previously reported between the Company and the former owner of GeoResearch, Inc. The arbitration arose from the Company's September 30, 1998 purchase of GeoResearch. Under the terms of the settlement, the Company paid the former owner $500,000 and the parties entered into mutual releases. The Company was adequately reserved for this settlement as of March 31, 2000.

NOTE 7 - SUBSEQUENT EVENT

On May 3, 2000, the Company announced that it has reached a definitive agreement for the sale of its Baker Support Services, Inc. ("BSSI") subsidiary to SKE International, LLC. This definitive agreement, which remains subject to normal closing conditions, is currently expected to become final during the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

RESULTS OF OPERATIONS

TOTAL CONTRACT REVENUES

Total contract revenues were $108.3 million for the first quarter of 2000, compared to $115.1 million for the first quarter of 1999. Revenue improvements in the Company's Civil and Energy units were more than offset by significant decreases in the Buildings and Transportation units and a minor decrease in the Environmental unit. The revenue decreases in the Buildings and Transportation units are directly attributable to the restructuring of the Company's general construction divisions, which posted combined first quarter 2000 revenues of only $10.9 million versus $39.6 million in the first quarter of 1999. Excluding the Company's general construction revenues from the first quarter of both years, the Company would have shown a 29% increase in revenues for the first quarter of 2000. With respect to the more significant revenue improvements, the Transportation-Engineering segment continued its trend of higher revenues as a result of state transportation funding increases associated with the U.S. government's 1998 TEA-21 legislation. In the Energy unit, the first quarter 2000 revenue improvement was primarily attributable to two significant new contracts to provide operations and maintenance services to clients in the Gulf of Mexico under its BakerOPCO(SM) operating model. The Civil-Engineering segment also posted higher first quarter 2000 revenues due to several new contracts and higher revenues on existing projects.

GROSS PROFIT

Gross profit increased to $14.8 million in the first quarter of 2000 from $13.5 million in the first quarter of 1999. As a percentage of total contract revenues, the first quarter's gross profit also increased to 13.7% in 2000 from 11.7% in 1999. The most significant overall improvements were registered in the Company's Transportation-Engineering, Energy and Civil-BSSI segments, with help from its Buildings-Engineering division. In the Transportation-Engineering segment, significant revenue growth pushed its gross profit in dollars higher than the comparable first quarter results for 1999. Similarly, the Energy unit's gross profit improvement is primarily attributable to the revenue growth from the aforementioned two new contracts, as well as the receipt of a performance bonus on another contract. BSSI's increase in gross profit is primarily attributable to a significant new joint venture project to provide base operating support services, which began during the fourth quarter of 1999. Finally, in the Company's Buildings-Engineering division, several new contracts resulted in significant improvements to both its gross profit in dollars and its gross profit percentage.

Excluding the Company's discontinued construction businesses, the gross profit percentages would have been 14.8% and 16.0% for the quarters ended March 31, 2000 and 1999, respectively. The first quarter 2000 revenue growth in most of the Company's continuing segments came at the expense of slightly lower margins. These lower margins are primarily attributable to a higher use of subcontractors in the Company's Civil and Transportation engineering segments during the first quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $10.9 million in the first quarter of 2000 from $12.7 million in the first quarter of 1999. Expressed as a percentage of total contract revenues, SG&A expenses also decreased to 10.1% for the first quarter of 2000, as compared with 11.0% for the first quarter of 1999. Excluding the restructuring charges of $0.8 million (see
Note 2 to the accompanying financial statements), SG&A expenses would have been 10.4% of total contract revenues for the first quarter of 1999. The overall dollar and percentage decreases for the first quarter of 2000 are primarily attributable to the discontinuance of the Company's general construction operations (see Notes 1 and 2 to the accompanying financial statements).

OTHER INCOME

Interest income was lower and interest expense was higher for the first quarter of 2000 due primarily to the Company's increased borrowings under its credit agreement with Mellon Bank, N.A. ("Mellon"), and debt associated with the Company's third quarter 1999 acquisition of Steen Production Service, Inc. Other expense was $197,000 for the first quarter of 2000, compared to other income of $99,000 for the first quarter of 1999. Unfavorably affecting the first quarter 2000 other expense amount were lower profitability associated with unconsolidated joint ventures and higher expense associated with the minority interest in the income of a consolidated Energy unit venture.

INCOME TAXES

The Company had provisions for income taxes of 47% for the first quarters of both 2000 and 1999.

CONTRACT BACKLOG

The funded backlog of work to be performed was $286 million as of March 31, 2000, compared to funded backlog of $365 million at December 31, 1999. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), decreased to $568 million at March 31, 2000, from $657 million as of December 31, 1999. During the first quarter of 2000, funded and total backlog for the Company's discontinued construction operations decreased by $43 million, of which $32 million resulted from the sale of certain heavy and highway contracts to A&L, Inc. (as discussed in Note 1 to the accompanying financial statements). Otherwise, the Company added slightly to its funded backlog in the Environmental unit and to both funded and total backlog in its Buildings-Engineering division, while the Civil, Transportation-Engineering and Energy segments experienced reductions in funded and total backlog. The Company is currently negotiating several new contracts and change orders on existing contracts, which are expected to add significantly to its backlog during the second quarter of 2000.

With reference to the Company's 1999 restructuring, funded backlog related to the businesses that will be continued by the Company (i.e., excluding the two construction divisions) was $281 million as of March 31, 2000, as compared with $316 million as of December 31, 1999. Total backlog for these businesses was $563 million and $608 million as of March 31, 2000 and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities decreased to $0.5 million for the first quarter of 2000 from $6.3 million for the same period in 1999. This improvement was primarily attributable to the higher net income for the first quarter of

2000, as well as significant first quarter 1999 reductions in the Buildings unit's trade payables and reserves, resulting from subcontractor payments made on the Universal Studios and several other construction contracts.

Net cash provided by investing activities was essentially a break-even for the first quarter of 2000, compared to net cash used in investing activities of $1.6 million for the same period in 1999. The minor amount of net cash provided by investing activities for the first quarter of 2000 comprises proceeds from the sale of certain heavy and highway construction assets totaling $0.7 million (see
Note 1 to the accompanying financial statements), as offset by capital expenditures of ($0.7) million. The 1999 net cash used amount solely represents capital expenditures for the first quarter.

Net cash provided by financing activities totaled $0.3 million for the first quarter of 2000, compared to $3.4 million for the same period in 1999. During the first quarter of 2000, the Company received proceeds of only $0.3 million from borrowings under its credit agreement with Mellon, as compared to proceeds of $3.4 million received during the same period in 1999.

Working capital increased to $28.8 million at March 31, 2000 from $26.1 million at December 31, 1999. The current ratio was 1.38:1 at the end of the first quarter of 2000, compared to 1.31:1 at year-end 1999. These improvements are predominantly attributable to the wind-down of the Company's construction operations.

The Company has a secured credit agreement, which expires on May 31, 2001, with Mellon. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of March 31, 2000, borrowings totaling $10.4 million were outstanding under the agreement, along with outstanding letters of credit totaling $2.2 million. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

Short- and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21) will provide significant increases in funding for transportation infrastructure projects during the remainder of 2000 and beyond. At this time, management believes that its funds generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

The Company has historically been required to provide bid and performance bonding on certain construction contracts, and continues to have a $500 million bonding line available through Travelers Casualty & Surety Company of America. As a result of its 1999 restructuring, the Company will become increasingly less reliant on its bonding line during the remainder of 2000. Accordingly, management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The Company's primary interest rate risk relates to its long-term debt obligations. As of March 31, 2000 and December 31, 1999, the Company had total long-term debt obligations, including the current portion of those obligations, totaling $15.8 million and $18.4 million, respectively. Of these amounts, fixed rate obligations totaled $0.1 million and $2.7 million, and variable rate obligations totaled $15.7 million and $15.7 million, as of March 31, 2000 and December 31, 1999, respectively. The 2000 decrease in the fixed rate obligation amount relates primarily to the March 2000 sale of certain assets of the Company's Transportation-Construction segment to A&L (see Note 1 to the accompanying financial statements). Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 9.00% as of March 31, 2000, to a weighted average interest rate of 9.90%), annual interest expense would be approximately $141,000 higher in 2000 based on the outstanding balance of variable rate obligations as of March 31, 2000. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended March 31, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The Company has been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

With reference to Item 3 of the Company's 1999 Annual Report on Form 10-K, the Company had previously reported litigation with Universal City Development Partners ("UCDP"). On May 1, 2000, the Company and UCDP settled their claims related to a contact entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. The previously announced conditional settlement, which was subject to and conditioned upon acceptance and signature by the Project Policy Insurer, expired by its extended terms in early April. The current settlement, which is final, does not involve participation by the Project Policy Insurer but does preserve the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the Project Policy Insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The most material of these claims involves a suit brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals.

On November 24, 1998, ADF filed suit in the Federal District Court in the Middle District of Florida against BMSCI and Travelers Casualty and Surety Company of America ("Travelers"), which provided performance and payment bonds on behalf of BMSCI, seeking damages for alleged breaches of contract relating to the project. BMSCI and Travelers answered the complaint (and amended complaint) and BMSCI filed a counterclaim. BMSCI and its counsel believe it has valid claims against ADF and defenses to claims by ADF. BMSCI intends to pursue and defend these claims vigorously. BMSCI further intends to engage in negotiations to settle all other subcontractor and vendor claims. The Company believes it has made adequate provisions for all subcontractor and vendor claims, including ADF, in its consolidated financial statements as of and for the period ended March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(b)      REPORTS ON FORM 8-K
         -------------------

         During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ RICHARD L. SHAW                       Dated:  May 12, 2000
-----------------------------------
Richard L. Shaw
Chief Executive Officer

/s/ CRAIG O. STUVER                       Dated:  May 12, 2000
-----------------------------------
Craig O. Stuver
Vice President and Corporate Controller
(Principal Financial and Accounting Officer)