Form 10-Q
period 2000-06-30
BAKER MICHAEL CORP
filed 2000-08-09
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

            AS OF JUNE 30, 2000:
            -------------------

            Common Stock            6,881,539 shares
            Series B Common Stock   1,311,966 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 For the three months ended
                                               ---------------------------------
                                               JUNE 30, 2000   June 30, 1999
--------------------------------------------------------------------------------
                                                        (IN THOUSANDS)
Total contract revenues                            $  97,762       $ 134,066

Cost of work performed                                83,491         118,181
--------------------------------------------------------------------------------
  GROSS PROFIT                                        14,271          15,885

Selling, general and administrative expenses          10,389          11,971
--------------------------------------------------------------------------------
  INCOME FROM OPERATIONS                               3,882           3,914

Other income/(expense):
  Interest income                                         51              26
  Interest expense                                      (263)           (215)
  Other, net                                           1,056            (188)
--------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                           4,726           3,537

Provision for income taxes                             2,221           1,662
--------------------------------------------------------------------------------

  NET INCOME                                       $   2,505       $   1,875
================================================================================

  BASIC AND DILUTED NET INCOME PER SHARE           $    0.31       $    0.23
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                   For the six months ended
                                               ---------------------------------
                                               JUNE 30, 2000   June 30, 1999
--------------------------------------------------------------------------------
                                                        (IN THOUSANDS)
Total contract revenues                            $ 206,057       $ 249,185

Cost of work performed                               176,971         219,840
--------------------------------------------------------------------------------
  GROSS PROFIT                                        29,086          29,345

Selling, general and administrative expenses          21,316          24,690
--------------------------------------------------------------------------------
  INCOME FROM OPERATIONS                               7,770           4,655

Other income/(expense):
  Interest income                                         71              85
  Interest expense                                      (663)           (334)
  Other, net                                             856             (89)
--------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAXES                           8,034           4,317

Provision for income taxes                             3,776           2,029
--------------------------------------------------------------------------------

  NET INCOME                                       $   4,258       $   2,288
================================================================================

  BASIC AND DILUTED NET INCOME PER SHARE           $    0.52       $    0.28
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS                                            JUNE 30, 2000   Dec. 31, 1999
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
CURRENT ASSETS
Cash and cash equivalents                              $  3,889       $   3,685
Receivables                                              67,882          77,964
Cost of contracts in progress and estimated
  earnings, less billings                                20,196          20,803
Prepaid expenses and other                                6,465           7,363
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                   98,432         109,815
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                       11,908          17,120
--------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                11,456          14,563
Other assets                                              3,503           7,693
--------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                     14,959          22,256
--------------------------------------------------------------------------------
  TOTAL ASSETS                                         $125,299        $149,191
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Current portion of long-term debt                      $  2,590        $  3,526
Accounts payable                                         22,317          28,862
Accrued employee compensation                             9,814          10,462
Accrued insurance                                         6,853           7,884
Other accrued expenses                                   22,945          19,453
Excess of billings on contracts in progress
  over cost and estimated earnings                        3,873          13,555
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                              68,392          83,742
--------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                            2,264          14,867
Other                                                     5,540           5,783
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                                      76,196         104,392
--------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000
  shares, issued 7,184,528 and 7,170,663 shares
  at 6/30/00 and 12/31/99, respectively                   7,184           7,171
Series B Common Stock, par value $1, authorized
  6,000,000 shares, issued 1,311,966 and 1,313,816
  shares at 6/30/00 and 12/31/99, respectively            1,312           1,314

Additional paid-in capital                               37,119          37,084
Retained earnings                                         5,541           1,283
Less 302,989 shares of Common Stock in treasury,
  at cost, at 6/30/00 and 12/31/99                       (2,053)         (2,053)
--------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' INVESTMENT                         49,103          44,799
--------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT       $125,299        $149,191
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    For the six months ended
                                                 ------------------------------
                                                 JUNE 30, 2000   June 30, 1999
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  4,258        $  2,288
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                          3,090           3,227
  Gain on the sale of BSSI                              (2,002)              -
  Changes in assets and liabilities:
   (Increase)/Decrease in receivables and contracts
    in progress                                         (6,279)          2,261
   Decrease in accounts payable and accrued expenses    (1,342)        (12,386)
   (Increase)/decrease in other net assets                (141)          3,552
--------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                     (6,674)         (3,346)
--------------------------------------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                 (2,416)         (1,058)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (1,561)         (3,150)
Proceeds from the sale of certain construction assets      748               -
Proceeds from the sale of BSSI                          13,500               -
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES   12,687          (3,150)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 -             553
Repayments of long-term debt                           (10,110)           (250)
Proceeds from exercise of stock options                     43              56
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES  (10,067)            359
--------------------------------------------------------------------------------

  NET INCREASE/(DECREASE)IN CASH AND CASH EQUIVALENTS      204          (3,849)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           3,685           5,014
--------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD            $  3,889        $  1,165
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA
Interest paid                                         $    469        $    157
Income taxes paid                                     $    436        $    247
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2000
(UNAUDITED)

NOTE 1 - SALE OF BAKER SUPPORT SERVICES, INC.

Effective June 1, 2000, the Company completed the sale of its wholly-owned subsidiary, Baker Support Services, Inc. ("BSSI"), to SKE International LLC ("SKE"). BSSI primarily provided operations and maintenance services on U.S. military bases worldwide, and represented a separate segment of the Company's Civil business unit.

In exchange for 100% of the common stock of BSSI, the Company received cash proceeds of $13.5 million, and another $0.5 million was placed in escrow by SKE pending resolution of a post-closing purchase price adjustment. The Company believes that the total purchase price should be approximately $14.0 million, thereby leaving an additional payment due of nearly $0.5 million; however, management is currently engaged in discussions with SKE to determine the final payment that the Company will receive from the escrow. The Company currently expects to finalize this matter and collect an additional purchase price payment ranging from $0.2 million to $0.5 million during the third quarter of 2000.

In connection with this sale, BSSI's results of operations for the five months ended May 31, 2000 were included in the accompanying Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2000. In addition, the Company recorded a gain totaling $2.0 million associated with this sale during the second quarter of 2000. This gain was included within the "Other, net" caption in the aforementioned Statements of Income.

The proceeds received from this sale were used to pay off debt previously payable to Mellon Bank, N.A. ("Mellon") under the Company's credit agreement (see Note 6).

NOTE 2 - SALE OF CONSTRUCTION ASSETS

Certain assets held by the Company's Transportation-Construction (heavy and highway) segment, including substantially all fixed assets and the remaining contractual rights and obligations associated with eight active construction projects, were sold to A&L, Inc. ("A&L") in March 2000 in exchange for cash proceeds of $0.7 million and A&L's assumption of certain debt and lease obligations. In connection with this sale, charges totaling $1.9 million were previously recorded during the fourth quarter of 1999. Such charges primarily reflected writedowns related to fixed asset impairments, lease termination costs for construction equipment that was idle at December 31, 1999, and lease costs for certain office space permanently idled by the restructuring. As a result of the sale, the Company remains responsible for three active heavy and highway construction projects, all of which are scheduled for completion by the end of the third quarter of 2000. A&L is managing these remaining projects for the Company.

Given the mature status of these remaining projects, during the second quarter of 2000, the Company recorded the effects of settling lease obligations associated with certain heavy & highway construction equipment that was no longer being fully utilized at June 30, 2000. This resulted in a related charge totaling $1.2 million to the "Other, net" caption in the accompanying Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2000.

NOTE 3 - 1999 RESTRUCTURING CHARGES

During the first quarter of 1999, the Company determined that it would no longer participate in general construction projects for buildings or transportation infrastructure. Accordingly, the Company's Buildings unit was restructured, and the Company recorded related charges totaling $0.8 million during the first quarter of 1999. Such charges were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 1999, and reflected severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

NOTE 4 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,191,159 and 8,173,248 shares outstanding for the three-month periods, and 8,189,974 and 8,170,826 for the six-month periods, ended June 30, 2000 and 1999, respectively. Diluted net income per share computations are based upon weighted averages of 8,212,623 and 8,229,316 shares outstanding for the three-month periods, and 8,211,720 and 8,242,804 for the six-month periods, ended June 30, 2000 and 1999, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

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

o The Civil unit includes two reportable segments. The Civil-Engineering segment provides surveying, mapping, geographic information systems, planning, design and construction management. The Civil-BSSI segment principally provides operations and maintenance services on U.S. military bases; however, this segment was sold effective June 1, 2000 (see Note 1).

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

The following tables reflect the required disclosures for the Company's seven segments (in millions):

                        For the Three Months Ended   For the Six Months Ended
                       --------------------------- ---------------------------
                       JUNE 30, 2000 June 30, 1999 JUNE 30, 2000 June 30, 1999
-------------------------------------------------- -----------------------------
TOTAL CONTRACT REVENUES:
Buildings unit                $  5.6    $     12.7        $ 11.6        $ 35.0
Civil unit:
  Engineering                   17.9          18.2          38.8          33.6
  BSSI                           9.4          13.6          23.5          26.2
Energy unit                     28.8          19.9          54.4          39.2
Environmental unit               6.3           6.4          11.9          13.2
Transportation unit:
  Engineering                   26.5          21.9          52.7          40.2
  Construction                   3.2          41.0          13.0          61.4
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS          97.7         133.7         205.9         248.8
Corporate                        0.1           0.4           0.2           0.4
--------------------------------------------------------------------------------
   TOTAL                      $ 97.8        $134.1        $206.1        $249.2
================================================================================


                        For the Three Months Ended   For the Six Months Ended
                       --------------------------- ---------------------------
                       JUNE 30, 2000 June 30, 1999 JUNE 30, 2000 June 30, 1999
-------------------------------------------------- -----------------------------
INCOME/(LOSS) BEFORE TAXES:
Buildings unit                $  0.7        $  0.3        $  1.4       $  (0.9)
Civil unit:
  Engineering                    1.2           0.8           2.0           1.3
  BSSI                           0.2           0.4           0.4           0.4
Energy unit                      0.9          (0.7)          1.7           0.6
Environmental unit               0.4           0.5           0.7           0.7
Transportation unit:
  Engineering                    0.8           1.3           1.9           1.7
  Construction                  (1.6)          0.4          (2.3)         (0.1)
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS           2.6           3.0           5.8           3.7
Corporate/Insurance              2.1           0.5           2.2           0.6
--------------------------------------------------------------------------------
      TOTAL                   $  4.7        $  3.5        $  8.0        $  4.3
================================================================================


                                                   JUNE 30, 2000 Dec. 31, 1999
--------------------------------------------------------------------------------
SEGMENT ASSETS:
Buildings unit                                            $  3.8        $  7.4
Civil unit:
  Engineering                                               21.9          23.3
  BSSI                                                         -          15.8
Energy unit                                                 41.3          40.3
Environmental unit                                           5.9           4.8
Transportation unit:
  Engineering                                               33.2          28.9
  Construction                                               7.4          17.4
--------------------------------------------------------------------------------
   SUBTOTAL - SEGMENTS                                     113.5         137.9
Corporate/Insurance                                         11.8          11.3
--------------------------------------------------------------------------------
   TOTAL                                                  $125.3        $149.2
================================================================================


NOTE 6 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has a secured credit agreement (the "Agreement") with Mellon, which currently provides for a commitment of $25 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2000, no borrowings were outstanding; however, letters of credit totaling $2.2 million had been issued under the Agreement.

The Company is currently negotiating revisions to its Agreement with Mellon, including reducing the commitment to $20 million. This reduction is expected to better approximate the Company's needs in the near term. The revised agreement is expected to be finalized during the third quarter of 2000.

NOTE 7 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at June 30, 2000. Except as noted below, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999.

With respect to the Company's litigation with Universal City Development Partners ("UCDP"), on May 1, 2000, the Company and UCDP settled their claims related to a contact entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc., for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. This final settlement does not involve participation by the project policy insurer but does preserve the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the project policy insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The largest of these claims involves a suit brought by ADF International, Inc., BMSCI's subcontractor for structural steel and miscellaneous metals. Based on its assessment of the information available, the Company believes it has made adequate provisions for these claims as of June 30, 2000.

On April 10, 2000, the Company reached a settlement of the arbitration previously reported between the Company and the former owner of GeoResearch, Inc. The arbitration arose from the Company's September 30, 1998 purchase of GeoResearch. Under the terms of the settlement, the parties entered into mutual releases, and the Company paid the former owner a final payment of purchase price totaling $0.5 million during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table reflects a summary of the Company's operating results for ongoing operations and non-core businesses during the three and six-month periods ended June 30, 2000 (in millions):

                         FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                JUNE 30, 2000               JUNE 30, 2000
                         --------------------------   --------------------------
                         TOTAL CONTRACT INCOME FROM   TOTAL CONTRACT INCOME FROM
                            REVENUES    OPERATIONS      REVENUES     OPERATIONS
--------------------------------------------------------------------------------
Engineering                  $ 56.0        $  3.0        $113.6         $  5.6
Energy                         28.8           0.9          54.4            2.2
Non-Core*                      12.9             -          37.9              -
Corporate/Insurance             0.1             -           0.2              -
--------------------------------------------------------------------------------
     TOTAL                   $ 97.8        $  3.9        $206.1         $  7.8
================================================================================

* Non-core operations are defined as the construction operations that are being wound down within the Buildings and Transportation units, and the Civil-BSSI division, which was sold effective June 1, 2000.

Given certain management and internal financial reporting changes that are currently taking place, the Company expects to change its reporting of segment information during the third quarter of 2000. The new segments, and the related discussion of operating results in this Management's Discussion and Analysis section, will reflect management's changing focus toward the ongoing Engineering and Energy operations.

TOTAL CONTRACT REVENUES

Total contract revenues were $97.8 million for the second quarter of 2000, compared to $134.1 million for the second quarter of 1999. An expected second-quarter 2000 revenue reduction totaling $50.7 million was recorded in the Company's non-core operations, as the construction divisions were further wound down and the BSSI division was sold during the quarter. The non-core revenue reduction was partially offset by revenue growth of $14.4 million from the Company's ongoing operations (Engineering and Energy). Total contract revenues for these ongoing operations were $84.9 million for the second quarter of 2000, 20% higher than the corresponding year-ago period. The Company's Engineering divisions experienced combined top-line revenue growth of 11% for the second quarter, primarily on the strength of continuing TEA-21 related improvements in the Transportation-Engineering division and new work in its Buildings-Engineering division. The Energy unit posted a second-quarter revenue increase of 44%, due to acquisition-related growth associated with the third quarter 1999 purchase of Steen Production Service, Inc. ("Steen") and to an improvement in domestic business associated with two new contracts to provide operations and maintenance services to clients in the Gulf of Mexico under its OPCO(SM) operating model. Energy's international volumes dipped slightly during the second quarter due to a client which reverted to in-house staffing.

Total contract revenues were $206.1 million for the first six months of 2000, compared to $249.2 million for the corresponding period in 1999. The revenue reduction associated with the Company's non-core operations totaled $77.9 million for the first six months of 2000; however, such reduction was partially offset by revenue growth of $34.8 million from the ongoing operations. Total contract revenues for these ongoing operations were $168.1 million and $133.3 million for the first six months of 2000 and 1999, respectively. The Engineering divisions posted revenue growth of 20% during the first six months, with the largest components originating from the Transportation-Engineering, Civil-Engineering and Buildings-Engineering operations. Growth in both Civil's and Buildings' engineering divisions is attributable to several new contracts and volume increases on existing projects. In Transportation-Engineering, such growth is again associated with the TEA-21 funding increases in its geographic markets. The Energy unit improved its revenues by 39% during the first six months, with the increases again attributable to the Steen purchase and the two new domestic contracts.

GROSS PROFIT

Gross profit decreased to $14.3 million in the second quarter of 2000 from $15.9 million in the second quarter of 1999. As a percentage of total contract revenues, the second quarter's gross profit increased to 14.6% in 2000 from 11.9% in 1999. In the non-core businesses, gross margins from the former construction divisions declined to (1.9)% for the second quarter of 2000 from 4.5% in the second quarter of 1999, while the BSSI division contributed 13.6% and 11.5% in the second quarters of 2000 and 1999, respectively. Excluding these non-core operations, the Company's ongoing operations posted gross profit of $13.1 million (15.4% of total contract revenues) in the second quarter of 2000, versus $12.1 million (17.2% of total contract revenues) in the comparable period of 1999. The combined Engineering divisions' gross profit margin was 14.7% for the second quarter of 2000, down from 17.4% a year ago. This overall Engineering margin decrease is generally associated with new work on which the Company has provided services and recognized costs, but for which the contract execution is uncertain and/or the contract revenue recognition has been delayed until the related contracts and change orders have been fully documented with the clients. Satisfactory resolution of these contracts and change orders could contribute to operating margins in future periods. In the Energy unit, gross margins rose to 16.9% in the second quarter of 2000 from 14.3% in 1999. Charges resulting from nonrecurring project-related difficulties and the writeoff of unrecoverable assets reduced Energy's second quarter 1999 gross profit.

Gross profit decreased to $29.1 million for the first six months of 2000 from $29.3 million in the first six months of 1999. As a percentage of total contract revenues, the gross profit for the first six months of 2000 increased to 14.1% from 11.8% for the corresponding period in 1999. In the non-core operations, gross margins from the former construction divisions declined to 2.6% for the first half of 2000 from 4.0% in the first half of 1999, while the BSSI division contributed 12.8% and 10.6% in the first six months of 2000 and 1999, respectively. Excluding these non-core operations, the Company's gross profit from ongoing operations was $25.7 million (15.3% of total contract revenues) for the first six months of 2000, versus $23.0 million (17.2% of total contact revenues) in the comparable period of 1999. The combined Engineering divisions' gross profit margin was 14.6% for the first half of 2000, again down from 16.9% in the corresponding period of 1999. The reasons for this variance for the six-month period are the same as those discussed in the preceding paragraph. The Energy unit posted gross margins of 17.0% and 17.1% for the first six months of 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $10.4 million in the second quarter of 2000 from $12.0 million in the second quarter of 1999. Expressed as a percentage of total contract revenues, SG&A expenses increased to 10.6% for the second quarter of 2000, as compared with 8.9% for the second quarter of 1999. SG&A expenses for the second quarter of 2000 benefitted from the effect of a favorable adjustment for incentive compensation based on a change in the plan; however, such benefit was largely offset by severance payments and abnormally high relocation expenses during the quarter. The second quarter of 1999 also benefitted from the resolution of an outstanding corporate employee benefits issue that had been accrued for in a prior period.

SG&A expenses decreased to $21.3 million for the first six months of 2000 from $24.7 million for the same period in 1999. Expressed as a percentage of total contract revenues, SG&A expenses increased to 10.3% for the first six months of 2000, as compared with 9.9% for the same period in 1999. Excluding the restructuring charges of $0.8 million recorded in the first quarter of 1999 (see
Note 3), SG&A expenses would have been 9.6% of total contract revenues for the first six months of 1999.

The overall decreases in SG&A dollars for the three and six month periods of 2000 are primarily attributable to the discontinuance of the Company's general construction operations (see Notes 2 and 3). The increases in the SG&A percentages stem from the effects of discontinuing the construction businesses, as associated overheads have not yet been fully adjusted to reflect the lower business volumes.

OTHER INCOME

Interest income was slightly higher for the second quarter of 2000 due to the Company's investment of excess cash from the BSSI proceeds after paying off its revolving credit debt due to Mellon in early June. Interest expense was also slightly higher for the second quarter of 2000 due primarily to the increased borrowings through May 2000 under its credit agreement with Mellon, and debt associated with the Company's third quarter 1999 acquisition of Steen. Other income was $1,056,000 for the second quarter of 2000, compared to other expense of $188,000 for the second quarter of 1999. The 2000 amount reflects the Company's $2.0 million gain on the sale of BSSI (see Note 1), as offset by the charges totaling $1.2 million related to leased construction equipment (see Note
2).

Interest expense was higher for the first six months of 2000 due primarily to the Company's increased borrowings under its credit agreement with Mellon, and debt associated with the Company's third quarter 1999 acquisition of Steen. Other income was $856,000 for the first six months of 2000, compared to other expense of $89,000 for the same period in 1999. The primary composition of the 2000 amount is discussed in the preceding paragraph.

INCOME TAXES

The Company had provisions for income taxes of 47% for the three and six-month periods ended June 30, 2000 and 1999.

CONTRACT BACKLOG

The following table reflects a summary of the Company's backlog related to ongoing operations and non-core businesses as of June 30, 2000 and December 31, 1999 (in millions):


                             AS OF JUNE 30, 2000       AS OF DECEMBER 31, 1999
                            ---------------------     ------------------------
                              FUNDED      TOTAL         FUNDED         TOTAL
--------------------------------------------------------------------------------
Engineering                   $196.6      $320.2        $204.0         $315.0
Energy                          37.8       137.4          63.2          102.2
Non-Core                         2.5         2.5          98.1          240.1
--------------------------------------------------------------------------------
     TOTAL                    $236.9      $460.1        $365.3         $657.3
================================================================================

The funded backlog of work to be performed was $237 million as of June 30, 2000, compared to funded backlog of $365 million at December 31, 1999. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), decreased to $460 million at June 30, 2000, from $657 million as of December 31, 1999.

Effective June 1, 2000, the Company sold its BSSI division and all related funded and total backlog which totaled $26.5 million and $175.1 million, respectively, as of May 31, 2000. In addition, during the first quarter of 2000, the Company sold funded and total backlog totaling $32 million associated with certain heavy and highway construction projects to A&L. Otherwise, the most significant backlog additions during the second quarter of 2000 related to a new three-year, $60 million contract to provide offshore operations and maintenance services in the Energy unit, several new design contracts and change orders totaling $36 million in the Transportation unit, and a new Civil-Engineering project with the Federal Emergency Management Agency (FEMA) totaling $7 million.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 2000, the Company received cash sale proceeds of $13.5 million from the stock sale of its BSSI subsidiary (see Note 1). These proceeds were first applied to totally repay the Company's borrowings totaling $10.1 million under its credit agreement with Mellon, and the balance of $3.4 million was invested in short-term cash equivalents.

Net cash used in operating activities increased to $2.4 million for the first six months of 2000 from $1.1 million used for the corresponding period in 1999. A significant component of this increase resulted from a reduction in the Company's liability to customers for amounts billed in excess of revenues earned to date on heavy and highway construction contracts. Certain of these contracts were sold to A&L during the first quarter of 2000.

Net cash provided by investing activities increased to $12.7 million for the first six months of 2000, compared to net cash used in investing activities of $3.2 million for the corresponding period of 1999. As discussed above, the Company received $13.5 million from the June 2000 sale of BSSI, and an additional $0.7 million from the first quarter sale of certain construction assets to A&L (see Note 2). The lower capital expenditures in the first half of 2000 primarily reflect a decrease in spending on computer equipment within the Engineering divisions. In addition, the 1999 capital expenditures amount reflected nonrecurring leasehold improvement costs associated with new offices.

Net cash used in financing activities totaled $10.1 million for the first half of 2000, compared to cash provided by financing activities of $0.4 million for the first half of 1999. As discussed above, the Company repaid its borrowings to Mellon totaling $10.1 million during the first half of 2000, versus having received net proceeds from long-term debt totaling $0.3 million during the first half of 1999.

Working capital increased to $30.0 million at June 30, 2000 from $26.1 million at December 31, 1999. The current ratio was 1.44:1 at the end of the second quarter of 2000, compared to 1.31:1 at year-end 1999. These improvements are predominantly the result of the wind-down of the Company's construction divisions and the sale of its BSSI division.

The Company has a secured credit agreement, which expires on May 31, 2001, with Mellon. This agreement provides for a commitment of $25 million, which covers borrowings and letters of credit. As of June 30, 2000, no borrowings were outstanding; however, letters of credit totaling $2.2 million had been issued under the Agreement. The Company is currently negotiating revisions to its Agreement with Mellon, including reducing the commitment to $20 million and extending the expiration of the facility. The commitment reduction is expected to better approximate the Company's needs in the near term. The revised agreement is expected to be finalized during the third quarter of 2000. Management believes that the credit agreement will be adequate to meet its borrowing and letter of credit requirements for at least the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

The Company's primary interest rate risk relates to its long-term debt obligations. As of June 30, 2000 and December 31, 1999, the Company had total long-term debt obligations, including the current portion of those obligations, totaling $4.9 million and $18.4 million, respectively. Of these amounts, fixed rate obligations totaled $0.1 million and $2.7 million, and variable rate obligations totaled $4.8 million and $15.7 million as of June 30, 2000 and December 31, 1999, respectively. The 2000 decrease in the fixed rate obligation amount relates primarily to the March 2000 sale of certain assets of the Company's Transportation-Construction segment to A&L, while the reduction in the variable rate obligations reflects the second quarter repayment of the Mellon borrowings. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 9.50% as of June 30, 2000, to a weighted average interest rate of 10.45%), annual interest expense would be approximately $45,000 higher in 2000 based on the outstanding balance of variable rate obligations as of June 30, 2000. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended June 30, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

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

With reference to Item 3 of the Company's 1999 Annual Report on Form 10-K, the Company had previously reported litigation with Universal City Development Partners ("UCDP"). On May 1, 2000, the Company and UCDP settled their claims related to a contact entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. This final settlement does not involve participation by the project policy insurer but does preserve the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the project policy insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The most material of these claims involves a suit brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals.

On November 24, 1998, ADF filed suit in the Federal District Court in the Middle District of Florida against BMSCI and Travelers Casualty and Surety Company of America ("Travelers"), which provided performance and payment bonds on behalf of BMSCI, seeking damages for alleged breaches of contract relating to the project. BMSCI and Travelers answered the complaint (and amended complaint) and BMSCI filed a counterclaim. BMSCI and its counsel believe it has valid claims against ADF and defenses to claims by ADF. BMSCI intends to pursue and defend these claims vigorously. BMSCI further intends to engage in negotiations to settle all other subcontractor and vendor claims. The Company believes it has made adequate provisions for all subcontractor and vendor claims, including ADF, in its consolidated financial statements as of and for the period ended June 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

(a)     The Company's annual meeting of shareholders was held on May 24, 2000.

(b)     Each of management's nominees to the board of directors, as listed in
        Item 4(c) below, was elected. There was no solicitation in opposition to management's nominees.

(c) The only matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

        NAME OF DIRECTOR            VOTES FOR         VOTES WITHHELD
        ----------------            ---------         --------------
        Robert N. Bontempo          17,051,488        1,577,379
        Nicholas P. Constantakis    17,098,903        1,529,964
        Thomas D. Larson            15,670,562        2,958,305
        John E. Murray, Jr.         15,893,974        2,734,893
        Richard L. Shaw             15,701,829        2,927,038

        The votes cast by holders of the Company's Common Stock in approving the following directors were:

        NAME OF DIRECTOR            VOTES FOR         VOTES WITHHELD
        ----------------            ---------         --------------

        William J. Copeland         5,680,277         608,950
        Roy V. Gavert, Jr.          5,684,042         605,185


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(b)     REPORTS ON FORM 8-K

        During the quarter ended June 30, 2000, the Company filed a Form 8-K dated June 15, 2000, and reported in Item 2 its sale, which became effective on June 1, 2000, of a wholly-owned subsidiary, Baker Support Services, Inc., to SKE International LLC. The financial information required by Item 7 and the Stock Purchase Agreement by and among SKE, the Company, and BSSI (represented as Exhibit 10.1) was also included with this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ WILLIAM P. MOONEY                     Dated:  August 9, 2000
----------------------------------
William P. Mooney
Executive Vice President and
 Chief Financial Officer

/s/ CRAIG O. STUVER                       Dated:  August 9, 2000
----------------------------------
Craig O. Stuver
Senior Vice President, Corporate
 Controller and Treasurer
 (Principal Accounting Officer)