Form 10-Q
period 2000-09-30
BAKER MICHAEL CORP
filed 2000-11-03
CIK 9263

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

            AS OF SEPTEMBER 30, 2000:
            ------------------------

            Common Stock            6,921,010 shares
            Series B Common Stock   1,306,495 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                  For the three months ended
                                                  --------------------------
                                               SEPT. 30, 2000    Sept. 30, 1999
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
Total contract revenues                              $ 92,351          $129,790

Cost of work performed                                 78,830           123,632
--------------------------------------------------------------------------------
  GROSS PROFIT                                         13,521             6,158

Selling, general and administrative expenses            9,515            11,592
--------------------------------------------------------------------------------
  INCOME/(LOSS) FROM OPERATIONS                         4,006            (5,434)

Other income/(expense):
 Interest income                                          112                35
 Interest expense                                        (121)             (197)
 Other, net                                               196               158
--------------------------------------------------------------------------------
  INCOME/(LOSS) BEFORE INCOME TAXES                     4,193            (5,438)

Provision for/(benefit from) income taxes               1,849            (1,421)
--------------------------------------------------------------------------------
  NET INCOME/(LOSS)                                  $  2,344          $ (4,017)
================================================================================

  BASIC NET INCOME/(LOSS) PER SHARE                  $   0.29          $  (0.49)
  DILUTED NET INCOME/(LOSS) PER SHARE                $   0.28          $  (0.49)
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                  For the nine months ended
                                                  -------------------------
                                               SEPT. 30, 2000    Sept. 30, 1999
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
Total contract revenues                              $298,407          $378,974

Cost of work performed                                255,800           343,472
--------------------------------------------------------------------------------
  GROSS PROFIT                                         42,607            35,502

Selling, general and administrative expenses           30,830            36,283
--------------------------------------------------------------------------------
  INCOME/(LOSS) FROM OPERATIONS                        11,777              (781)

Other income/(expense):
 Interest income                                          183               119
 Interest expense                                        (784)             (531)
 Other, net                                             1,051                72
--------------------------------------------------------------------------------
  INCOME/(LOSS) BEFORE INCOME TAXES                    12,227            (1,121)

Provision for income taxes                              5,624               608
--------------------------------------------------------------------------------
  NET INCOME/(LOSS)                                  $  6,603          $ (1,729)
================================================================================

  BASIC NET INCOME/(LOSS) PER SHARE                  $   0.81          $  (0.21)
  DILUTED NET INCOME/(LOSS) PER SHARE                $   0.80          $  (0.21)
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS                                           SEPT. 30, 2000   Dec. 31, 1999
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
CURRENT ASSETS
Cash and Cash Equivalents                              $  4,085        $  3,685
Receivables                                              62,537          77,964
Cost of contracts in progress and estimated
  earnings, less billings                                28,505          20,803
Prepaid expenses and other                                5,910           7,363
--------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                  101,037         109,815
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                       11,589          17,120
--------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                11,151          14,563
Other assets                                              3,530           7,693
--------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                     14,681          22,256
--------------------------------------------------------------------------------
  TOTAL ASSETS                                         $127,307        $149,191
================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Current portion of long-term debt                      $  2,242        $  3,526
Accounts payable                                         22,103          28,862
Accrued employee compensation                             9,647          10,462
Accrued insurance                                         6,468           7,884
Other accrued expenses                                   31,438          24,553
Excess of billings on contracts in progress
 over cost and estimated earnings                         2,848           8,455
--------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                              74,746          83,742
--------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                               67          14,867
Other                                                       851           5,783
--------------------------------------------------------------------------------
  TOTAL LIABILITIES                                      75,664         104,392
--------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000
  shares, issued 7,223,999 and 7,170,663 shares at
  09/30/00 and 12/31/99, respectively                     7,224           7,171
Series B Common Stock, par value $1, authorized
  6,000,000 shares, issued 1,306,495 and 1,313,816
  shares at 09/30/00 and 12/31/99, respectively           1,306           1,314
Additional paid-in capital                               37,283          37,084
Retained earnings                                         7,883           1,283
Less 302,989 shares of Common Stock in treasury,
  at cost, at 09/30/00 and 12/31/99                      (2,053)         (2,053)
--------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' INVESTMENT                         51,643          44,799
--------------------------------------------------------------------------------
  TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT         $127,307        $149,191
================================================================================

The accompanying notes are an integral part of the condensed condolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                  For the nine months ended
                                                  -------------------------
                                                SEPT. 30, 2000   Sept. 30, 1999
--------------------------------------------------------------------------------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                     $  6,603        $  (1,729)
Adjustments to reconcile net income/(loss)to net
 cash provided by/(used in) operating activities:
  Depreciation and amortization                          4,387            5,696
  Gain on the sale of BSSI                              (2,157)               -
  Changes in assets and liabilities:
   (Increase)/decrease in receivables and contracts
    in progress                                        (10,477)           6,604
   Decrease in accounts payable and accrued expenses      (845)         (11,892)
   Decrease in other net assets                            321            2,997
--------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                     (8,771)           3,405
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES   (2,168)           1,676
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment              (2,154)          (4,242)
Investment in Steen Production Service, Inc.,
 net of cash acquired                                        -           (4,918)
Proceeds from the sale of certain construction assets      748                -
Proceeds from the sale of BSSI                          13,867                -
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES   12,461           (9,160)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                 -            7,548
Repayments of long-term debt                           (10,115)          (2,261)
Proceeds from exercise of stock options                    222               70
--------------------------------------------------------------------------------
  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES   (9,893)           5,357
--------------------------------------------------------------------------------

  NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS     400           (2,127)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           3,685            5,014
--------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD            $  4,085         $  2,887
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                         $    974         $    130
Income taxes paid                                     $    954         $     60
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2000
(UNAUDITED)

NOTE 1 - SALE OF BAKER SUPPORT SERVICES, INC.

Effective June 1, 2000, the Company completed the sale of its wholly-owned subsidiary, Baker Support Services, Inc. ("BSSI"), to SKE International LLC ("SKE"). BSSI primarily provided operations and maintenance services on U.S. military bases worldwide, and represented a separate segment of the Company's Civil business unit.

In exchange for 100% of the common stock of BSSI, the Company received cash proceeds of $13.5 million, and another $0.5 million was placed in escrow by SKE pending resolution of a post-closing purchase price adjustment. Management's discussions with SKE during the third quarter of 2000 resulted in an additional payment of approximately $0.4 million of the $0.5 million escrowed by SKE.

In connection with this sale, BSSI's results of operations for the five months ended May 31, 2000 were included in the accompanying Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2000. In addition, the Company recorded a gain totaling $2.2 million associated with this sale. This gain was included within the "Other, net" caption in the aforementioned Statements of Income.

The proceeds received from this sale were used to pay off debt payable to Mellon Bank, N.A. ("Mellon") under the Company's credit agreement (see Note 6).

NOTE 2 - SALE OF CONSTRUCTION ASSETS

Certain assets held by the Company's Transportation-Construction (heavy and highway) segment, including substantially all fixed assets and the remaining contractual rights and obligations associated with eight active construction projects, were sold to A&L, Inc. ("A&L") in March 2000 in exchange for cash proceeds of $0.7 million and A&L's assumption of certain debt and lease obligations. In connection with this sale, charges totaling $1.9 million were previously recorded during the fourth quarter of 1999. Such charges primarily reflected writedowns related to fixed asset impairments, lease termination costs for construction equipment that was idle at December 31, 1999, and lease costs for certain office space permanently idled by the restructuring. As a result of the sale, the Company remains responsible for two active heavy and highway construction projects, which are scheduled for completion by the end of the year. A&L is managing these remaining projects for the Company.

Given the mature status of these remaining projects, during the second quarter of 2000, the Company recorded the effects of settling lease obligations associated with certain heavy & highway construction equipment that was no longer being fully utilized at June 30, 2000. The Company recorded a charge totaling $1.2 million to the "Other, net" caption in the accompanying Condensed Consolidated Statements of Income for the period ended June 30, 2000. During the three month period ended September 30, 2000, the Company sold the equipment and settled the outstanding lease obligations recording other income of $0.2 million.

NOTE 3 - 1999 RESTRUCTURING CHARGES

During the first quarter of 1999, the Company determined that it would no longer participate in general construction projects for buildings or transportation infrastructure. Accordingly, the Company's Buildings unit was restructured, and the Company recorded related charges totaling $0.8 million during the first quarter of 1999. Such charges were included entirely within selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 1999, and reflected severance costs associated with employee terminations, writedowns related to fixed asset impairments, and lease costs for certain office space permanently idled by the restructuring.

NOTE 4 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,202,620 and 8,177,177 shares outstanding for the three-month periods, and 8,194,220 and 8,172,966 for the nine-month periods, ended September 30, 2000 and 1999, respectively. Diluted net income per share computations are based upon weighted averages of 8,257,712 and 8,220,267 shares outstanding for the three-month periods, and 8,235,761 and 8,235,689 for the nine-month periods, ended September 30, 2000 and 1999, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

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

The following tables reflect the required disclosures for the Company's seven segments (in millions):

                      For the Three Months Ended    For the Nine Months Ended
                     ----------------------------- -----------------------------
                     SEPT. 30, 2000 Sept. 30, 1999 SEPT. 30, 2000 Sept. 30, 1999
--------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES:
Buildings unit               $  5.1        $ 10.7         $ 16.7         $ 45.7
Civil unit:
  Engineering                  19.0          16.7           57.8           50.2
  BSSI                            -          14.0           23.5           40.2
Energy unit                    31.7          17.5           86.1           56.7
Environmental unit              5.3           8.1           17.2           21.3
Transportation unit:
  Engineering                  28.5          22.9           81.2           63.1
  Construction                  2.6          39.6           15.6          101.0
--------------------------------------------------------------------------------
   Subtotal - Segments         92.2         129.5          298.1          378.2
Corporate                       0.1           0.3            0.3            0.8
--------------------------------------------------------------------------------
   TOTAL                     $ 92.3        $129.8         $298.4         $379.0
================================================================================
                      For the Three Months Ended    For the Nine Months Ended
                     ----------------------------- -----------------------------
                     SEPT. 30, 2000 Sept. 30, 1999 SEPT. 30, 2000 Sept. 30, 1999
--------------------------------------------------------------------------------
INCOME/(LOSS) BEFORE TAXES:
Buildings unit               $  1.0        $ (5.2)        $  2.4         $ (6.1)
Civil unit:
  Engineering                   0.5          (0.3)           2.5            1.0
  BSSI                            -           0.9            0.4            1.3
Energy unit                     1.3           1.0            3.0            1.6
Environmental unit              0.1           0.5            0.8            1.2
Transportation unit:
  Engineering                   1.1           1.1            3.0            2.9
  Construction                  0.2          (3.5)          (2.1)          (3.7)
--------------------------------------------------------------------------------
   Subtotal - Segments          4.2          (5.5)          10.0           (1.8)
Corporate/Insurance               -           0.1            2.2            0.7
--------------------------------------------------------------------------------
   TOTAL                     $  4.2        $ (5.4)        $ 12.2         $ (1.1)
================================================================================


                                                   SEPT. 30, 2000  Dec. 31, 1999
--------------------------------------------------------------------------------
SEGMENT ASSETS:
Buildings unit                                            $  4.5         $  7.4
Civil unit:
  Engineering                                               23.1           23.3
  BSSI                                                         -           15.8
Energy unit                                                 42.6           40.3
Environmental unit                                           4.8            4.8
Transportation unit:
  Engineering                                               37.6           28.9
  Construction                                              15.6           17.4
--------------------------------------------------------------------------------
   Subtotal - Segments                                     128.2          137.9
Corporate/Insurance                                         (0.9)          11.3
--------------------------------------------------------------------------------
   TOTAL                                                  $127.3         $149.2
================================================================================

NOTE 6 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has a secured credit agreement (the "Agreement") with Mellon, which currently provides for a commitment of $20 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2000, no borrowings were outstanding; however, letters of credit totaling $2.2 million had been issued under the Agreement.

NOTE 7 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at September 30, 2000. Except as noted below, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 1999.

With respect to the Company's litigation with Universal City Development Partners ("UCDP"), on May 1, 2000, the Company and UCDP settled their claims related to a contact entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc.("BMSCI"), for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. This final settlement preserves the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the project policy insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The largest of these claims involves a suit brought by ADF International, Inc., BMSCI's subcontractor for structural steel and miscellaneous metals. BMSCI has engaged in negotiations and reached settlements with the other subcontractors and vendors who submitted claims arising from this project. Based on its assessment of the information available, the Company believes it has made adequate provisions for these claims as of September 30, 2000.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

NOTE 9 - RECENT PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which summarizes the SEC's interpretation of revenue recognition. The Company does not intend to adopt SAB 101 as it currently records revenue in accordance with Statement of Accounting Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," which is exempt from SAB 101 interpretations.

In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments...an Amendment of FAS 133," respectively, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company will adopt SFAS No. 133 and 138 in fiscal 2001. Management does not believe the adoption of SFAS No. 133 and 138 will have a material effect on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results for ongoing operations and non-core businesses during the three and nine-month periods ended September 30, 2000 (in millions):

Total Contract Revenues

                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                   SEPT. 30, 2000 SEPT. 30, 1999  SEPT. 30, 2000 SEPT. 30, 1999
--------------------------------------------------------------------------------
Engineering                $ 57.9         $ 51.3          $171.5         $145.0
Energy                       31.7           17.5            86.1           56.7
Non-Core*                     2.6           60.7            40.5          176.5
Corporate/Insurance           0.1            0.3             0.3            0.8
--------------------------------------------------------------------------------
     TOTAL                 $ 92.3         $129.8          $298.4         $379.0
--------------------------------------------------------------------------------

Income/(Loss) from Operations

                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                   SEPT. 30, 2000 SEPT. 30, 1999  SEPT. 30, 2000 SEPT. 30, 1999
--------------------------------------------------------------------------------

Engineering                $  2.8         $  0.8          $  8.4           $4.1
Energy                        1.6            0.9             3.8            1.6
Non-Core*                    (0.4)          (7.1)           (0.4)          (6.8)
Corporate/Insurance           0.0            0.0            (0.1)           0.3
--------------------------------------------------------------------------------
     TOTAL                 $  4.0         $ (5.4)         $ 11.7         $ (0.8)
--------------------------------------------------------------------------------

* Non-core operations are defined as the construction operations that are being wound down within the Buildings and Transportation units, and the Civil-BSSI division, which was sold effective June 1, 2000.

Given certain management and internal financial reporting changes that are anticipated to take place, the Company expects to change its reporting of segment information for the 2001 year. The expected new segments, and the related discussion of operating results in this Management's Discussion and Analysis section, will reflect management's changing focus toward the ongoing Engineering and Energy operations. However, the following discussion also provides information to explain changes in total contract revenues and income before taxes for the segments reported in Footnote 5.

TOTAL CONTRACT REVENUES

Total contract revenues were $92.3 million for the third quarter of 2000, compared to $129.8 million for the third quarter of 1999. An expected third-quarter 2000 revenue reduction totaling $58.1 million was recorded in the Company's non-core operations, as the Transportation Construction division and the construction portion of the Buildings segment were further wound down and the BSSI unit was sold. The non-core revenue reduction was partially offset by revenue growth of $20.8 million from the Company's ongoing operations (Engineering and Energy). Total contract revenues for these ongoing operations were $89.6 million for the third quarter of 2000, 30% higher than the corresponding year-ago period. The Company's Engineering divisions experienced combined top-line revenue growth of 13% for the third quarter, primarily on the strength of continuing TEA-21 related improvements in the Transportation-Engineering division and new work in its Building-Engineering division. The Energy unit posted a third-quarter revenue increase of 81%, due to acquisition-related growth associated with the third quarter 1999 purchase of Steen Production Service, Inc. ("Steen") and to an improvement in domestic business associated with two new contracts to provide operations and maintenance services to clients in the Gulf of Mexico under its OPCO(sm) operating model.

Total contract revenues were $298.4 million for the first nine months of 2000, compared to $379.0 million for the corresponding period in 1999. The revenue reduction associated with the Company's non-core operations totaled $136.0 million for the first nine months of 2000 reflecting wind-down of the Transportation Construction division and the construction portion of the Buildings segment as well as sale of the BSSI unit; however, such reduction was partially offset by revenue growth of $55.4 million from the ongoing operations. Total contract revenues for these ongoing operations were $257.6 million and $201.7 million for the first nine months of 2000 and 1999, respectively. The Engineering divisions posted revenue growth of 18% during the first nine months, with the largest components originating from the Transportation-Engineering, Civil-Engineering and Buildings-Engineering operations. Growth in both Civil's and Buildings' engineering divisions is attributable to several new contracts and volume increases on existing projects. In Transportation-Engineering, such growth is again associated with the TEA-21 funding increases in its geographic markets. The Energy unit improved its revenues by 52% during the first nine months, with the increases again attributable to the Steen purchase and the two new domestic contracts.

GROSS PROFIT

Gross profit increased to $13.5 million in the third quarter of 2000 from $6.2 million in the third quarter of 1999. As a percentage of total contract revenues, the third quarter's gross profit increased to 14.6% in 2000 from 4.7% in 1999. In the non-core businesses, gross margins from the former construction divisions increased to (7.2)% for the third quarter of 2000 from (14.8)% in the third quarter of 1999, while the BSSI division contributed 0.0% and 14.0% in the third quarters of 2000 and 1999, respectively. Excluding these non-core operations, the Company's ongoing operations posted gross profit of $13.7 million (15.3% of total contract revenues) in the third quarter of 2000, versus $11.1 million (16.1% of total contract revenues) in the comparable period of 1999. The combined Engineering divisions' gross profit margin was 14.0% for the third quarter of 2000, down from 14.5% a year ago. This overall Engineering margin decrease is generally associated with new work on which the Company has provided services and recognized costs, but for which the contract execution is uncertain and/or the contract revenue recognition has been delayed until the related contracts and change orders have been fully documented with the clients. Satisfactory resolution of these contracts and change orders could contribute to operating margins in future periods. In the Energy unit, gross margins decreased to 18.6% in the third quarter of 2000 from 21.6% in 1999.

Gross profit increased to $42.6 million for the first nine months of 2000 from $35.5 million in the first nine months of 1999. As a percentage of total contract revenues, the gross profit for the first nine months of 2000 increased to 14.3% from 9.4% for the corresponding period in 1999. In the non-core operations, gross margins from the former construction divisions increased to 2.2% for the first nine months of 2000 from (1.5)% in the first nine months of 1999, while the BSSI division contributed 12.9% and 11.7% in the first nine months of 2000 and 1999, respectively. Excluding these non-core operations, the Company's gross profit from ongoing operations was $39.2 million (15.2% of total contract revenues) for the first nine months of 2000, versus $32.9 million (16.9% of total contact revenues) in the comparable period of 1999. The combined Engineering divisions' gross profit margin was 14.2% for the first nine months of 2000, again down from 15.2% in the corresponding period of 1999. The reasons for this variance for the nine-month period are the same as those discussed in the preceding paragraph. The Energy unit posted gross margins of 17.9% and 18.5% for the first nine months of 2000 and 1999, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $9.5 million in the third quarter of 2000 from $11.6 million in the third quarter of 1999. Expressed as a percentage of total contract revenues, SG&A expenses increased to 10.3% for the third quarter of 2000, as compared with 8.9% for the third quarter of 1999. SG&A expenses for the third quarter of 2000 benefitted from the favorable effect of an adjustment to employee benefit accruals.

SG&A expenses decreased to $30.8 million for the first nine months of 2000 from $36.3 million for the same period in 1999. Expressed as a percentage of total contract revenues, SG&A expenses increased to 10.3% for the first nine months of 2000, as compared with 9.6% for the same period in 1999. Excluding the restructuring charges of $0.8 million recorded in the first quarter of 1999 (see
Note 3), SG&A expenses would have been 10.1% of total contract revenues for the first nine months of 1999.

The overall decreases in SG&A dollars for the three and nine month periods of 2000 are primarily attributable to the discontinuance of the Company's general construction operations (see Notes 2 and 3). The increases in the SG&A percentages stem from the effects of discontinuing the construction businesses, as associated overheads have not yet been fully adjusted to reflect the lower business volumes.

OTHER INCOME

Interest income was higher and interest expense was lower for the three month period ended September 30, 2000, mainly due to the Company's investment of excess cash from the BSSI proceeds and paying off its revolving credit debt due to Mellon in early June. In addition, almost all of the interest expense during the third quarter of 2000 was associated with the Company's third quarter 1999 acquisition of Steen. Other income was $196,000 for the third quarter of 2000, compared to other income of $158,000 for the third quarter of 1999. The 2000 amount reflects a $240,000 gain associated with the sale of certain leased construction equipment associated with the A&L sale (See Note 2).

Interest expense was higher for the first nine months of 2000 due primarily to the Company's increased borrowings under its credit agreement with Mellon, and debt associated with the Company's third quarter 1999 acquisition of Steen. Other income was $1,051,000 for the first nine months of 2000, compared to other income of $72,000 for the same period in 1999. The primary composition of the 2000 amount includes a $2.0 million gain on the sale of BSSI (see Note 1), as offset by the charges totaling $1.0 million related to leased construction equipment (see Note 2).

INCOME/(LOSS) BEFORE TAXES

Total income before income taxes was $4.2 million for the third quarter of 2000, compared to a loss of $5.5 million for the third quarter of 1999. In the non-core businesses, income before tax increased in the Transportation-Construction and the construction unit of the Buildings segment because of the absence of 1999 charges to close out projects during wind down. BSSI was sold during the second quarter. Civil-Engineering income before tax increased because of a reduction of the goodwill resulting from the purchase price adjustment and the reduction of operating losses due to the wind down of the acquired legacy projects associated with the GeoResearch unit in 1999. Energy unit income before tax increased as a result of increased project volume. Environmental unit income before tax was lower because of lower volume following a contract expiration and reduced funding of a government contract.

Total income before income taxes was $10.0 million for the first nine months of 2000, compared to a loss of $1.8 million for the corresponding period in 1999. In the non-core businesses, income before tax increased in the Transportation-Construction and the construction unit of the Buildings segment because of reduced charges in 2000 to close out projects during wind down. Income before tax at BSSI was lower because reserve adjustments for certain contracts and because only five months are included in 2000 compared to nine months in 1999. Civil-Engineering income before tax increased because of a reduction of the goodwill resulting from the purchase price adjustment and the reduction of operating losses due to the wind down of the acquired legacy projects associated with the GeoResearch unit in 1999. Energy unit income beforetax increased as a result of increased project volume. Environmental unit income before tax was lower because of lower volumes following a contract expiration and reduced funding of a government contract.

INCOME TAXES

The Company reduced its effective rate for income taxes for the nine months ended September 30, 2000 from 47% to 46%. This reduction was directly attributable to a change in the mix of where monies were earned within the different jurisdictions. Additionally, third quarter income tax amounts in 2000 and 1999 have been adjusted to achieve the year to date effective rate expectations. The Company's effective income tax rate for the first nine months of 1999 was 47%.

CONTRACT BACKLOG

The following table reflects a summary of the Company's backlog related to ongoing operations and non-core businesses as of September 30, 2000 and December 31, 1999 (in millions):

                          AS OF SEPTEMBER 30, 2000     AS OF DECEMBER 31, 1999
                         --------------------------   ------------------------
                            FUNDED         TOTAL         FUNDED        TOTAL
--------------------------------------------------------------------------------
Engineering                 $193.7        $316.2         $204.0       $315.0
Energy                        32.3         142.5           63.2        102.2
Non-Core                        .7            .7           98.1        240.1
--------------------------------------------------------------------------------
     TOTAL                  $226.7        $459.4         $365.3       $657.3
--------------------------------------------------------------------------------

The funded backlog of work to be performed was $226.7 million as of September 30, 2000, compared to funded backlog of $365.3 million at December 31, 1999. Funded backlog represents that portion of work supported by signed contracts and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog, which incrementally includes that portion of contract value for which options are still to be exercised (unfunded backlog), decreased to $459.4 million at September 30, 2000, from $657.3 million as of December 31, 1999.

Effective June 1, 2000, the Company sold its BSSI division and all related funded and total backlog which totaled $26.5 million and $175.1 million, respectively, as of May 31, 2000. In addition, during the first quarter of 2000, the Company sold funded and total backlog totaling $32 million associated with certain heavy and highway construction projects to A&L. Otherwise, the most significant backlog additions during the third quarter of 2000 related to a new three-year, $6 million contract to provide offshore operations and maintenance services in the Energy unit and several new Transportation-Engineering projects totaling $13.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company received cash sale proceeds of $13.9 million from the stock sale of its BSSI subsidiary (see Note 1). These proceeds were first applied to totally repay the Company's borrowings totaling $10.1 million under its credit agreement with Mellon, and the balance of $3.8 million was invested in short-term cash equivalents.

Net cash used in operating activities was $2.2 million for the first nine months of 2000 compared to net cash provided by operating activities of $1.7 million for the corresponding period in 1999. A significant component of this change resulted from a reduction in the Company's liability to customers for amounts billed in excess of revenues earned to date on heavy and highway construction contracts. Certain of these contracts were sold to A&L during the first quarter of 2000.

Net cash provided by investing activities increased to $12.5 million for the first nine months of 2000, compared to net cash used in investing activities of $9.2 million for the corresponding period of 1999. As discussed above, the Company received $13.9 million from the June 2000 sale of BSSI, and an additional $0.7 million from the first quarter sale of certain construction assets to A&L (see Note 2). The lower capital expenditures in the first nine months of 2000 primarily reflect a decrease in spending on computer equipment within the Engineering divisions. In addition, the 1999 capital expenditures amount reflected nonrecurring leasehold improvement costs associated with new offices.

Net cash used in financing activities totaled $9.9 million for the first nine months of 2000, compared to cash provided by financing activities of $5.4 million for the first nine months of 1999. As discussed above, the Company repaid its borrowings to Mellon totaling $10.1 million during the first nine months of 2000, versus having received net proceeds from long-term debt totaling $5.3 million during the first nine months of 1999.

Working capital increased to $26.3 million at September 30, 2000 from $26.1 million at December 31, 1999. The current ratio was 1.35:1 at the end of the third quarter of 2000, compared to 1.31:1 at year-end 1999. These improvements are predominantly the result of the wind-down of the Company's construction divisions and the sale of its BSSI division.

The Company also made its scheduled principal and interest payment of $3.0 million on a note payable which was given as partial consideration in the Steen acquisition. Additionally, the sale of the leased assets of the Heavy and Highway unit for which the Company recorded a provision in the second quarter used cash of $1.0 million to settle.

The Company amended and restated its secured credit agreement, which expires on May 31, 2001, with its bank. This amended agreement reduces the committed facility from $25 million to $20 million. As of September 30, 2000, no borrowings were outstanding; however, letters of credit totaling $2.2 million had been issued under the Agreement. The commitment reduction is expected to better approximate the Company's needs in the near term.

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

The Company has historically been required to provide bid and performance bonding on certain construction contracts, and continues to have a $500 million bonding lin e available through Travelers Casualty & Surety Company of America. As a result of its 1999 restructuring, the Company will become increasingly less reliant on its bonding line during the remainder of 2000. Accordingly, management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

The Company's primary interest rate risk relates to its long-term debt obligations. As of September 30, 2000 and December 31, 1999, the Company had total long-term debt obligations, including the current portion of those obligations, totaling $2.3 million and $18.4 million, respectively. Of these amounts, fixed rate obligations totaled $0.1 million and $2.7 million, and variable rate obligations totaled $2.2 million and $15.7 million as of September 30, 2000 and December 31, 1999, respectively. The 2000 decrease in the fixed rate obligation amount relates primarily to the March 2000 sale of certain assets of the Company's Transportation-Construction segment to A&L, while the reduction in the variable rate obligations reflects the second quarter repayment of the Mellon borrowings and a third quarter payment to the former owner's of Steen Production Services Inc. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 9.50% as of September 30, 2000, to a weighted average interest rate of 10.45%), annual interest expense would be approximately $21,000 higher in 2000 based on the outstanding balance of variable rate obligations as of September 30, 2000. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended September 30, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Company has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Company has no foreign currency exchange contracts.

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

With reference to Item 3 of the Company's 1999 Annual Report on Form 10-K, the Company had previously reported litigation with Universal City Development Partners ("UCDP"). On May 1, 2000, the Company and UCDP settled their claims related to a contract entered into by the Company's subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), for the construction of the CityWalk project at the Universal Studios theme park in Orlando, Florida. This final settlement preserves the Company's rights against Hellmuth, Obata & Kassabaum, Inc. ("HOK"), the company which designed the project; the project policy insurer; and HOK's other insurers. The Company also remains responsible for all subcontractor and vendor claims arising from the project. The most material of these claims involves a suit brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals.

On November 24, 1998, ADF filed suit in the Federal District Court in the Middle District of Florida against BMSCI and Travelers Casualty and Surety Company of America ("Travelers"), which provided performance and payment bonds on behalf of BMSCI, seeking damages for alleged breaches of contract relating to the project. BMSCI and Travelers answered the complaint (and amended complaint) and BMSCI filed a counterclaim. Trial in this matter commenced September 12, 2000 and ended on September 20, 2000. Post-Trial Briefs are to be filed by the parties on or before November 1, 2000. A decision by the court could occur prior to year-end. BMSCI has engaged in negotiations and reached settlements with the other subcontractors and vendors who submitted claims arising from this project. The Company has previously made what it believes to be an adequate provision for the ADF claim and this amount has been reclassified to an accrued liability in its consolidated financial statements as of and for the period ended September 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a)     The following exhibits are included herewith as a part of the Report:

        10.3 First Amended and Restated Loan Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of September 27, 2000, filed herewith. (Schedules and Exhibits omitted.)

(b) Reports on Form 8-K - During the third quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ WILLIAM P. MOONEY                     Dated: November 03, 2000
----------------------------
William P. Mooney
Executive Vice President and
 Chief Financial Officer