Form 10-K
period 2000-12-31
BAKER MICHAEL CORP
filed 2001-03-26
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                        OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                          COMMISSION FILE NUMBER 1-6627

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant estimates that as of March 16, 2001, the aggregate market value of shares of the Registrant's Common Stock and Series B Common Stock held by non-affiliates (excluding for purposes of this calculation only, 2,238,503 shares of Common Stock and 1,223,475 shares of Series B Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $40,716,107 for the Common Stock and $694,465 for the Series B Common Stock (calculated for the Series B Common Stock on the basis of the shares of Common Stock into which Series B Common Stock is convertible).

As of March 16, 2001, the Registrant had outstanding 6,983,970 shares of its Common Stock and 1,304,415 shares of its Series B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K into which
                    Document                         Document is incorporated
                    --------                         ------------------------
Financial Section of Annual Report to
  Shareholders for the year ended
  December 31, 2000                                           I, II
Proxy Statement to be distributed in
  connection with the 2001 Annual Meeting
  of Shareholders                                              III

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

The Registrant was previously organized into the following five market-focused business units: Buildings, Civil, Energy, Environmental and Transportation. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Registrant's seven reportable segments included the Buildings, Energy and Environmental units, plus the Engineering and Baker Support Services, Inc. ("BSSI") divisions of the Civil unit and the Engineering and Construction (heavy and highway) divisions of the Transportation unit. In 2001, the Company changed its reporting of segment information to reflect management and financial reporting changes that have taken place. These new management and financial reporting changes reflect the Registrant's Core operations, the Engineering and Energy segments; and the Registrant's Non-Core operations, the wind-down of the Construction divisions and BSSI. Information regarding these changes is contained in Management's Discussion and Analysis of Financial Condition and Results of Operation, which are included within Exhibit
13.1 to this Form 10-K. Such information is incorporated herein by reference.

Information regarding the amounts of revenues, income before taxes, total assets, capital expenditures, and depreciation and amortization expense attributable to the Registrant's reportable segments is contained in Note 6 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2000 by Engineering News Record magazine, Baker ranked 45th among U.S. design firms, 15th among water design firms, 18th among transportation design firms, 196th among international design firms, 69th among global design firms, 57th among environmental firms and 50th among construction management-for-fee firms. These rankings were based on 1999 revenues.

BUSINESS UNITS

Due to certain management and internal financial reporting changes that have taken place, the Registrant changed its reporting of segment information for the year 2001. The Registrant previously had five operating business units. The Building, Energy, and Environmental units each represented separate reportable segments, while the Transportation and Civil units each comprised two reportable segments. Accordingly, the Registrant in the future will be organized into the Engineering, Energy and Non-Core segments as addressed in Note 6 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. The following briefly describes the Registrants units as organized during the three years ended December 31, 2000.

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

Civil. Through May 2000, the Civil unit included two divisions, Engineering and BSSI. This unit has combined Baker's military infrastructure work in planning and operations and maintenance ("O&M") to improve its ability to market to, and serve, the U.S. Department of Defense, a significant Baker client. The Engineering division provides services which include surveying, mapping, geographic information systems, planning, design, construction management and total program management. The BSSI segment was sold effective June 1, 2000, it principally provided O&M services on U.S. military bases. The Civil unit serves clients in the fields of telecommunications, water resources, pipelines, emergency management, resources management, water/wastewater systems and facilities O&M.

Energy. The Energy unit specializes in providing a full range of technical services for operating energy production facilities. The unit's comprehensive services consist of training, personnel recruitment, pre-operations engineering, field operations and maintenance, mechanical equipment maintenance and logistics management. The Energy unit serves both major and smaller independent oil and gas producing companies, as well as domestic regulated utilities and independent power producers. This unit operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand and Nigeria. A risk attendant to the international operations of this unit is further described in Note 6 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Environmental. The Environmental unit provides environmental, health, and safety related engineering and consulting services in both the public and private markets. This unit provides services which include site restoration, strategic regulatory analysis, compliance and advanced management systems. Clients of the Environmental unit include commercial entities, Fortune 100 companies and the Department of Defense, including the U.S. Army Corps of Engineers and the U.S. Navy. Under the Navy's Comprehensive Long-term Environmental Action Navy (CLEAN) program, this unit has been providing environmental support services throughout the mid-Atlantic states, the Caribbean and Europe since 1991.

Transportation. Through its two divisions, Engineering and Construction, the Transportation unit provided planning, design, construction and operations support services to governmental transportation agencies throughout the nation in 2000. Within the Engineering division, Baker serves the professional services segment of the market providing planning, design, construction management and inspection, and management consulting services to municipal, state and federal highway, toll road and transit agencies. This division is consistently among the twenty largest providers of such services and enjoys a national reputation for its work in developing highways, bridges, airports, busways and other transit facilities. The Construction division has historically acted as a general contractor for highways, bridges, track installation, sewer, water and other heavy civil construction projects. The primary customers for this division have been the same as the Engineering division, but more geographically centered in Pennsylvania, Illinois, New York and Florida.

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

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2000, 1999 and 1998, approximately 91%, 90% and 91% of the Registrant's total contract revenues, respectively, were derived from work performed within the United States. Further financial information regarding the Registrant's domestic and foreign operations is contained in Notes 6 and 13 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Registrant's domestic revenues, the majority comprises engineering work performed in the Northeast region of the U.S. and operations and maintenance work performed in the South Central region of the U.S. The Registrant's international revenues are derived primarily from its Energy segment.

BACKLOG

The Registrant's backlog consists of that portion of uncompleted work that is represented by signed contracts. Certain of the Company's signed contracts are with the Federal Government and other clients that give them the option of terminating the contract at will, therefore no assurance can be given that all backlog will be realized. The Company's backlog at December 31, 2000 and 1999 was $502 million and $657 million, respectively. The overall 2000 decrease is directly attributable to the previously discussed wind-down of the Company's two construction divisions and sale of the BSSI division. Backlog attributable to the Company's ongoing operations was $502 million and $417 million, as of the year-ended 2000 and 1999, respectively. The most significant 2000 increases in backlog were registered in the Company's Transportation-Engineering division and the Energy segment of 27% and 79%, respectively. These increases were the direct result of the aforementioned increase in TEA-21 funding in the Transportation-Engineering division and an increase in the number of contracts in the Energy segment related to the Company's OPCO model.

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

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 17%, 21% and 27% of the Registrant's total contract revenues for the years ended December 31, 2000, 1999 and 1998, respectively. No individual contract accounted for more than 10% of the Registrant's total contract revenues in 2000 and 1999; however, several contracts with the Pennsylvania Department of Transportation provided 11% of the Company's total contract revenues for 1999. An individual Buildings unit construction contract with Universal City Development Partners ("UCDP") accounted for 12% of the Registrant's total contract revenues in 1998, which contract was terminated resulting in litigation. A description of this litigation is described in Item 3, and further financial information regarding this contract is contained in Note 2 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

COMPETITIVE CONDITIONS

The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous firms that provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. The Baker business units employ extensive cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

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

PERSONNEL

At December 31, 2000, the Registrant had approximately 3,704 employees, broken down by business unit as follows:

               Buildings unit-144               Environmental unit-152
               Civil unit-840                   Transportation unit-803
               Energy unit-1,742                Corporate staff-23

At December 31, 2000, reporting by 2001 segments as described in Item 1 of this form 10-K and Note 6 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

               Engineering segment- 1,939        Energy segment-1,742
               Corporate-23

The Registrant's employees are not represented by labor unions.

ITEM 2.      PROPERTIES

The principal offices of the Registrant are located in Coraopolis, Pennsylvania, at which approximately 160,000 square feet of office space is leased for use by the Registrant's Engineering segment and to a lesser extent, by its Corporate staff. The Registrant also leases approximately 49 other facilities in the U.S. and abroad with approximately 320,000 square feet of office-related floor space. These leases expire at various dates through the year 2010. The leases of the Registrant's offices located in Coraopolis expire on June 30, 2002. Proposals of several other office leases are currently being evaluated by the Registrant. The Registrant also owns a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on a 175 acre site and utilized by the Registrant's Engineering segment. The Registrant believes that the current facilities are adequate for the operation of the Registrant's business and that suitable additional office space is available to accommodate any needs that may arise.

ITEM 3.      LEGAL PROCEEDINGS

In relation to Universal City Development Partners ("UCDP") legal issues, as discussed in Note 2 to the consolidated financial statements and referenced herein, a non-binding, court-ordered mediation process before a mediator mutually agreed by both parties commenced in January 2000. On March 22, 2000, mediation of this matter resulted in a conditional settlement agreement being entered into by the Company; BMSCI; Travelers Casualty and Surety Company of America ("Travelers"), which provided performance and payment bonds on behalf of BMSCI; UCDP; Hellmuth, Obata & Kassabaum, Inc. ("HOK"); which designed the project; and the court-appointed mediator. Pursuant to the terms of the settlement agreement, the parties resolved the claims between them, and BMSCI agreed to pay UCDP $2.0 million. On May 1, 2000 the Company and UCDP settled their claims. This final settlement preserved the Company's rights against HOK, the project policy insurer; and HOK's other insurers. The Company also remained responsible for all subcontractor and vendor claims arising from the project. The most material of these claims involved a suit brought by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals.

On December 28, 2000, judgements were entered in favor of ADF International Inc. against BMSCI and Travelers, jointly and severally, in the amount of $10.0 million as discussed in Note 2 to the consolidated financial statements and referenced herein. It was also further ordered and adjudged that BMSCI shall take nothing by its counterclaim or Third Party Claims. Subsequently, in 2000 BMSCI recorded charges of $5.5 million related to the Judgements and $1.3 million in attorney's fees which are yet to be determined by the court. The Company believes that it has made an adequate provision for the attorney's fees. In January 2001 the Company filed an appeal to the 11th Circuit Court of appeals. The Company had previously recorded charges of $4.5 million during the fourth quarter of 1999.

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

The Registrant currently is a party to one material legal proceeding. The proceeding relates to a lawsuit brought in 1987 in the Supreme Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York against a number of parties, including the Registrant and one of its wholly-owned subsidiaries, that asserts breach of contract and alleges damages of $13 million.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following represents a listing of executive officers of the Registrant as of December 31, 2000.

Richard L. Shaw - Age 73; Chief Executive Officer of the Registrant since September 1999, and previously President and Chief Executive Officer from 1993 through 1994 and from 1984 through 1992; Chairman of the Board of the Registrant since 1992 and a Director since 1966. Mr. Shaw has been with the Registrant since 1952 serving in various capacities.

Donald P. Fusilli, Jr. - Age 49; President and Chief Operating Officer of the Registrant since March 2000. Mr. Fusilli has been employed by the Registrant in various capacities since 1973 and more recently has served as Executive Vice President of the Registrant from 1991 to 2000, President of Baker/MO Services, Inc., a subsidiary of the Registrant, from 1995 to 2000 and General Counsel and Secretary of the Registrant from 1986 through 1994.

William P. Mooney - Age 50; Executive Vice President and Chief Financial Officer of the registrant, effective June 26, 2000. Prior to joining the Registrant, Mr. Mooney served as executive vice president and chief financial officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries. Prior to joining FEI, he was chief financial officer of Calgon Carbon Corporation and Sylvan, Inc. and president and chief executive officer of Leahy Business Archives.

H. James McKnight - Age 56; Executive Vice President, General Counsel and Secretary of the Registrant since 1995. Mr. McKnight previously served as counsel to International Technology Corporation from February 1995 through September 1995, and was a self-employed consultant from 1992 through February 1995.

Michael D. Whitten - Age 40; President of Baker Energy, effective June 1, 2000. Mr. Whitten was previously Vice President of international operations for O&M International, a division of Baker Energy based in London since joining the Registrant in 1999. Prior to joining the Registrant, Mr. Whitten worked for BP Amoco for 17 years in various operations and senior management positions.

John D. Whiteford - Age 40; Executive Vice President Michael Baker Jr., Inc. and Manager of the North Region, effective June 1, 2000. Mr. Whiteford previously served in various capacities with the Registrant since 1983 including, Vice President of Baker Energy from 1997 to 2000, and Vice President of Baker Environmental from 1986 to 1997.

James B. Richards - Age 53; Executive Vice President Michael Baker Jr., Inc. and manager of the South Region, effective June 1, 2000. Since joining the Registrant in 1996, Mr. Richards was Vice President of Michael Baker Jr. Inc. and regional manager of the Southeast Region from 1996 to 2000.

John D. Swanson - Age 44; Senior Vice President Michael Baker Jr., Inc. and manager of the West Region, effective June 1, 2000. Mr. Swanson joined the Registrant in 1993 and was Assistant Vice President of Michael Baker Jr., Inc. from 1998 to 2000. From 1993 to 1998 Mr. Swanson served in various management capacities.

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

At March 16, 2001, the Registrant had 1,213 holders of its Common Stock and 541 holders of its Series B Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA

A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 2000, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference. For discussions of the items affecting the comparability of the selected financial data refer to "Management's Discussion and Analysis" section of Exhibit 13.1 to this Form 10-K. Such discussion is incorporated herein by reference.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant's primary interest rate risk relates to its long-term debt obligations. As of December 31, 2000 and 1999, the Registrant had total long-term debt obligations, including the current portion of those obligations, totaling $2.3 million and $18.4 million, respectively. Of these amounts, fixed rate obligations totaled $0.1 million and $2.7 million, and variable rate obligations totaled $2.2 million and $15.7 million, as of December 31, 2000 and 1999, respectively. The 2000 decreases in these debt obligations relate to the payoff of the Registrant's credit agreement with its bank. Assuming a 10% increase in interest rates on the Registrant's variable rate obligations (i.e., an increase from the actual weighted average interest rates of 9.50% and 8.50%, to weighted average interest rates of 10.45% and 9.35%, as of December 31, 2000 and 1999, respectively), annual interest expense would have been approximately $21,000 higher in 2000 and $134,000 higher in 1999 based on the respective year-end outstanding balances of variable rate obligations. The Registrant has no interest rate swap or exchange agreements.

Less than 1% of the Registrant's total assets and total contract revenues as of and for the periods ended December 31, 2000 and 1999 were denominated in currencies other than the U.S. Dollar; accordingly, the Registrant has no material exposure to foreign currency exchange risk. This materiality assessment is based on the assumption that the foreign currency exchange rates could change unfavorably by 10%. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 16, 2001, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2001 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2001 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy

Statement which will be distributed in connection with the 2001 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 2001 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
Exhibit 13.1 to this Form 10-K:

         Consolidated Statements of Income for the three years ended December 31, 2000

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Cash Flows for the three years ended December 31, 2000

         Consolidated Statements of Shareholders' Investment for the three years ended December 31, 2000

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a)(2) All financial statement schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)    The following exhibits are included herewith as a part of this Report:

Exhibit No.                   Description
-----------                   -----------

    3.1        Articles of Incorporation of the Registrant, as amended, filed as
               Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

Exhibit No.                   Description
-----------                   -----------

    3.2 By-laws of the Registrant, as amended, filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

    4.1 Rights Agreement dated November 16, 1999, between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant's Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

    10.1 1999 Incentive Compensation Plan of Michael Baker Corporation, filed as exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

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

    10.2(b) Supplemental Employment Agreement No. 5 dated as of September 7, 1999, by and between the Registrant and Richard L. Shaw, filed as
               Exhibit 10.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

    10.2(c) Employment Continuation Agreement dated as of October 27, 2000, by and between the Registrant and Donald P. Fusilli, Jr., William
               P. Mooney and H. James McKnight, filed herewith.

Exhibit No.                   Description
-----------                   -----------

    10.2(d) Employment Continuation Agreement dated as of October 27, 2000, by and and between the Registrant and James B. Richards, John D. Swanson, John D. Whiteford and Michael D. Whitten, filed herewith.

    10.2(e) Employment Continuation Agreement dated as of October 27, 2000, by and between the Registrant and John N. Hickman and Rodney Levett-Prinsep, filed herewith.

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

    10.3(b) First Amended and Restated Loan Agreement by and among Michael Baker Corporation and Subsidiaries and Mellon Bank, N.A. dated as of September 27, 2000, filed as exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference.

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

    13.1 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2000 and for the three years then ended, Report of Independent Accountants, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2000.

Exhibit No.                   Description
-----------                   -----------

    21.1       Subsidiaries of the Registrant, filed herewith.

    23.1       Consent of Independent Accountants, filed herewith.


(b)(1) The registrant filed no reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MICHAEL BAKER CORPORATION

Dated: March 21, 2001                           By:  /s/ Richard L. Shaw
                                                     --------------------
                                                     Richard L. Shaw
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                     Date
---------                                   -----                     ----

/s/ William P. Mooney            Executive Vice President         March 21, 2001
-----------------------------    and Chief Financial Officer
William P. Mooney

/s/ Richard L. Shaw              Chairman of the Board and        March 21, 2001
-----------------------------    and Chief Executive Officer
Richard L. Shaw

/s/ Donald P. Fusilli, Jr.       President and Chief Operating    March 21, 2001
-----------------------------    Officer
Donald P. Fusilli, Jr.

/s/ H. James McKnight            Senior Vice President, General   March 21, 2001
-----------------------------    Counsel and Secretary
H. James McKnight

/s/ Robert N. Bontempo           Director                         March 21, 2001
-----------------------------
Robert N. Bontempo

/s/ Nicholas P. Constantakis     Director                         March 21, 2001
-----------------------------
Nicholas P. Constantakis

/s/ William J. Copeland          Director                         March 21, 2001
-----------------------------
William J. Copeland

                                 Director                         March 21, 2001
-----------------------------
Roy V. Gavert, Jr.

Signature                                   Title                     Date
---------                                   -----                     ----

/s/ Thomas D. Larson             Director                         March 21, 2001
-----------------------------
Thomas D. Larson

/s/ John E. Murray, Jr.          Director                         March 21, 2001
-----------------------------
John E. Murray, Jr.

                                 Director                         March 21, 2001
-----------------------------
Pamela S. Pierce