Form 10-Q
period 2001-03-03
BAKER MICHAEL CORP
filed 2001-05-11
CIK 9263

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                  As of May 01, 2001:
                  -------------------

                  Common Stock              6,996,928 shares
                  Series B Common Stock     1,304,267 shares

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                 For the three months ended
                                                            -------------------------------------
                                                           MARCH 31, 2001         March 31, 2000
=================================================================================================
                                                                       (In thousands)

Total contract revenues                                           $92,623               $108,295

Cost of work performed                                             77,689                 93,480
-------------------------------------------------------------------------------------------------
          Gross profit                                             14,934                 14,815

Selling, general and administrative expenses                       10,521                 10,928
-------------------------------------------------------------------------------------------------
          Income from operations                                    4,413                  3,887

Other income/(expense):
  Interest income                                                     259                     19
  Interest expense                                                   (174)                  (400)
  Other, net                                                           26                   (197)
-------------------------------------------------------------------------------------------------
          Income before income taxes                                4,524                  3,309

Provision for income taxes                                          2,036                  1,555
-------------------------------------------------------------------------------------------------
          NET INCOME                                              $ 2,488               $  1,754
=================================================================================================

          BASIC AND DILUTED NET INCOME PER SHARE                  $  0.30               $   0.21
=================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                 MARCH 31, 2001       Dec. 31, 2000
=====================================================================================================================
                                                                                           (In thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                             $   8,712           $   9,122
Short-term investments                                                                       --               8,999
Receivables                                                                              62,636              68,042
Cost of contracts in progress and estimated earnings, less billings                      21,894              16,105
Prepaid expenses and other                                                                6,685               7,335
---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                           99,927             109,603
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                       10,137              10,058
---------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                                                10,542              10,846
Litigation escrow                                                                        11,329                  --
Other assets                                                                              4,305               2,850
---------------------------------------------------------------------------------------------------------------------
          Total other assets                                                             26,176              13,696
---------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                $ 136,240           $ 133,357
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt                                                     $   2,243           $   2,244
Accounts payable                                                                         22,559              25,670
Accrued employee compensation                                                            10,695               9,697
Accrued insurance                                                                         4,777               5,321
Accrued litigation reserve                                                                   --              11,334
Income taxes payable                                                                      5,450               4,443
Other accrued expenses                                                                   21,910              20,348
Excess of billings on contracts in progress over cost and estimated earnings              1,548               1,155
---------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                      69,182              80,212
---------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                                                               47                  51
Accrued litigation reserve                                                               11,135                  --
Other                                                                                     2,785               2,765
---------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                              83,149              83,028
---------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
  7,288,989 and 7,265,149 shares at 3/31/01 and 12/31/00, respectively                    7,289               7,265
Series B Common Stock, par value $1, authorized 6,000,000 shares, issued
  1,304,385 and 1,304,927 shares at 3/31/01 and 12/31/00, respectively                    1,304               1,305
Additional paid-in-capital                                                               37,601              37,488
Retained earnings                                                                         9,147               6,659
Other comprehensive loss                                                                   (197)               (335)
Less 302,989 shares of Common Stock in treasury, at cost,
  at 3/31/01 and 12/31/00                                                                (2,053)             (2,053)
---------------------------------------------------------------------------------------------------------------------
          Total shareholders' investment                                                 53,091              50,329
---------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                              $ 136,240           $ 133,357
=====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                          For the three months ended
                                                                       ---------------------------------
                                                                       MARCH 31, 2001    March 31, 2000
==========================================================================================================
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  2,488           $ 1,754
Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
   Depreciation and amortization                                                1,355             1,602
   Changes in assets and liabilities:
       (Increase)/decrease in receivables and contracts in progress              (383)            7,369
       Decrease in accounts payable and accrued expenses                         (268)           (2,866)
       Increase/(decrease) in advance billings                                    393            (5,603)
       Increase in other net assets                                              (658)           (2,708)
----------------------------------------------------------------------------------------------------------
          Total adjustments                                                       439            (2,206)
----------------------------------------------------------------------------------------------------------
          Net cash provided by/(used in) operating activities                   2,927              (452)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                     (1,129)             (715)
Proceeds from sale of short-term investments                                    8,999                --
Funding of litigation escrow                                                  (11,329)               --
Proceeds from sale of certain construction assets                                  --               748
----------------------------------------------------------------------------------------------------------
          Net cash provided by/(used in) investing activities                  (3,459)               33
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                       --               309
Repayments of long-term debt                                                       (5)               (5)
Proceeds from exercise of stock options                                           127                43
----------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                               122               347
----------------------------------------------------------------------------------------------------------

          Net decrease in cash and cash equivalents                              (410)              (72)

          Cash and cash equivalents, beginning of year                          9,122             3,685
----------------------------------------------------------------------------------------------------------

          CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  8,712           $ 3,613
==========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                $     15           $   237
Income taxes paid                                                            $  1,138           $   320
==========================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2001
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,277,281 and 8,188,789 shares outstanding for the three-month periods ended March 31, 2001 and 2000, respectively. Diluted net income per share computations are based upon weighted averages of 8,328,965 and 8,210,817 shares outstanding for the three-month periods ended March 31, 2001 and 2000, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 2 - BUSINESS SEGMENT INFORMATION

The Company changed its reportable business segments effective January 1, 2001. The three new reportable business segments are as follows:

o The Engineering segment provides a variety of services including design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews and software development capabilities.

o The Energy segment offers services that include training services for energy producers, operations and maintenance, turbine overhauls, mechanical services including major equipment outages, and in-shop and onsite mechanical reconditioning.

o The Non-Core segment consists of the former Buildings and Transportation construction divisions, which are currently in the process of being wound down, and the former Baker Support Services, Inc. division, which was sold effective June 1, 2000. All remaining construction activity within this segment is expected to cease during 2001.


The following tables reflect the required disclosures for the Company's segments (in millions):


                                   For the three months ended
                                --------------------------------
                             MARCH 31, 2001       March 31, 2000
=================================================================
Total contract revenues:
Engineering                         $  57.0             $   57.6
Energy                                 35.1                 25.6
Non-Core                                0.5                 25.0
-----------------------------------------------------------------
     Subtotal - segments               92.6                108.2
Corporate                                --                  0.1
-----------------------------------------------------------------
     Total                          $  92.6             $  108.3
=================================================================

                                           For the three months ended
                                        --------------------------------
                                        MARCH 31, 2001    March 31, 2000
=========================================================================
Income/(loss) from operations without
Corporate overhead allocated:
Engineering                                     $  3.6            $  3.7
Energy                                             2.7               1.5
Non-Core                                           0.4               0.5
-------------------------------------------------------------------------
     Subtotal - segments                           6.7               5.7
Corporate/Insurance                               (2.3)             (1.8)
-------------------------------------------------------------------------
     Total                                      $  4.4            $  3.9
=========================================================================


                                        MARCH 31, 2001     Dec. 31, 2000
=========================================================================
Segment assets:
Engineering                                   $   67.7            $ 62.4
Energy                                            42.9              43.2
Non-Core                                          12.8               2.8
-------------------------------------------------------------------------
     Subtotal - segments                         123.4             108.4
Corporate/Insurance                               12.8              25.0
-------------------------------------------------------------------------
     Total                                    $  136.2            $133.4
=========================================================================
A reclassification was made to the segment asset balances as of December 31, 2000 in order to conform to the current year presentation.


NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has a secured credit agreement (the "Agreement") with its bank which provides for a commitment of $20 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. For the period June 1, 2000 through March 31, 2001, no borrowings were outstanding under the Agreement; however; letters of credit totaling $2.6 million were outstanding as of March 31, 2001.

The Agreement includes a provision that related borrowings shall be limited to 80% of eligible receivables, as therein defined. The Agreement also provides for the Company to borrow at the bank's prime interest rate or LIBOR plus 2.25%, and requires the Company to meet certain cash flow, leverage, interest coverage and tangible net worth requirements. Under the Agreement, the Company pays the bank commitment fees of 3/8% per year based on the unused portion of the commitment.

Other amounts totaling $2.3 million at March 31, 2001, and included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheet, represent $2.2 million associated with the Steen acquisition, in addition to amounts due for certain equipment financed.

NOTE 4 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at March 31, 2001. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 5 - NON-CORE OPERATIONS

On January 10, 2001, the Company filed an appeal of the ADF judgment against its subsidiary, Baker Mellon Stuart Construction, Inc. ("BMSCI"), and its surety, Travelers Casualty and Surety Company of America. As a result of this appeal, the Company was required by the appellate court to place $11.3 million into an escrow account (see Note 2 of the Company's consolidated financial statements for the year ended December 31, 2000). This escrow amount reflects the $10.0 million preliminary judgment against BMSCI and post-judgment interest expense (based on an estimated 24-month appeal period) of $1.3 million. The Company will record both interest income (at a fluctuating market investment rate) and interest expense (at a rate of 6.052%, as stipulated by the appellate court) on the escrow amount until settlement.

During the first quarter of 2001, as a result of making the escrow payment, the Company recorded a long-term asset in the amount of this payment, and has also reclassified its estimated liability for the ADF judgment from other accrued expenses to long-term liabilities as of March 31, 2001. The Company currently expects its appeal of the ADF judgment to take in excess of 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As stated in Note 2 to the accompanying financial statements, the Company changed its reportable business segments effective January 1, 2001. The following tables reflect a summary of the Company's operating results for ongoing operations and non-core businesses for the quarters ended March 31, 2001 and 2000 (in millions):

                              For the Three Months Ended
                              --------------------------
                           MARCH 31, 2001     March 31, 2000
=============================================================
Total Contract Revenues:
Engineering                       $  57.0           $   57.6
Energy                               35.1               25.6
Non-Core*                             0.5               25.0
-------------------------------------------------------------
     Subtotal - segments             92.6              108.2
Corporate                              --                0.1
-------------------------------------------------------------
     Total                        $  92.6           $  108.3
=============================================================

                                          For the Three Months Ended
                                          --------------------------
                                   MARCH 31, 2001      March 31, 2000
======================================================================
Income/(Loss) from Operations:
Engineering                                 $ 2.3               $ 2.8
Energy                                        2.2                 1.2
Non-Core*                                     0.1                   -
----------------------------------------------------------------------
     Subtotal - segments                      4.6                 4.0
Corporate/Insurance                          (0.2)               (0.1)
----------------------------------------------------------------------
     Total                                  $ 4.4               $ 3.9
======================================================================

* The Non-Core segment consists of the former Buildings and Transportation construction divisions, which are currently in the process of being wound down, and the former Baker Support Services, Inc. division, which was sold effective June 1, 2000.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (consolidated revenues less non-core) increased 11% in the first quarter of 2001 over the first quarter of 2000. Engineering revenues decreased slightly in the first quarter of 2001 as a result of weather-related delays in the initiation of certain projects. In the Energy segment, revenues increased 37% in the first quarter of 2001 as compared to the first quarter of 2000. This increase was driven by OPCO(SM), Baker Energy's Operations Consolidation Model, which contributed 34% and 18% of Baker Energy's total contract revenues for the first quarter of 2001 and 2000, respectively. The 98% reduction in total contract revenues for the Company's non-core operations reflects the wind-down of the former Buildings and Transportation construction divisions as well as the sale of Baker Support Services, Inc. ("BSSI") effective June 1, 2000.

GROSS PROFIT

Gross profit expressed as a percentage of revenues for the Company's ongoing operations increased to 15.8% in the first quarter of 2001 from 15.1% in the first quarter of 2000. Both the Engineering and Energy segments posted gross profit percentage improvements, with the Engineering segment's gross profit percentage increasing slightly to 14.6% in the first quarter of 2001 from 14.4% in the comparable period of 2000. The Energy segment's gross profit percentage increased to 18.3% in the first quarter of 2001 from 17.1% in the first quarter of 2000, primarily due to the aforementioned growth in Energy's OPCO revenues. OPCO posted a gross profit margin percentage of 21% in the first quarter of 2001 as compared to 19% in the comparable period of 2000. For the first quarter of 2000, the Company's non-core operations posted gross profit of $2.3 million (or 9.0% of the segment's total revenues) versus $0.4 million (or 86.8% of total revenues) for the comparable period of 2001. The 2000 results for non-core operations included the two former construction divisions and BSSI, while the related 2001 results reflected only the substantially completed operations of a few projects still being wound down by the two construction divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses expressed as a percentage of total contract revenues for the Company's ongoing operations increased to 11.2% in the first quarter of 2001 from 10.4% in the first quarter of 2000. In the Engineering segment, selling, general and administrative expenses expressed as a percentage of total revenues increased to 10.6% in the first quarter of 2001 from 9.5% in 2000. This percentage increase is attributable to the relatively flat Engineering revenues and the combination of higher compensation-related expenses, and higher corporate overhead allocations to the Engineering (and Energy) segments due to the wind-down of the construction divisions. In the Energy segment, selling, general and administrative expenses expressed as a percentage of total revenues decreased to 12.1% in the first quarter of 2001 from 12.4% in 2000. This decrease resulted from several OPCO related contracts progressing into later stages of the OPCO model which results in an increase in revenue without a corresponding increase in overhead costs. For the non-core operations, selling, general and administrative expenses decreased significantly from $2.3 million in the first quarter of 2000 to $0.2 million in the first quarter of 2001, due to the sale of BSSI and wind-down of the two former construction divisions.

OTHER INCOME

Interest income was higher and interest expense was lower for the first quarter of 2001 as compared to the first quarter of 2000 due primarily to the Company's investment of excess cash with its bank in 2001. In addition, during the first quarter of 2000, the Company was in a net borrowed position which resulted in higher interest expense during that period. Other income was negligible for the first quarter of 2001, compared to other expense of $0.2 million for the first quarter of 2000. Unfavorably affecting the first quarter 2000 other expense amount were lower profitability associated with unconsolidated joint ventures and higher expense associated with the minority interest in the income of a consolidated Energy unit venture.

INCOME TAXES

The Company had provisions for income taxes of 45% and 47% for the first quarters of 2001 and 2000, respectively. The lower rate for 2001 reflects the Company's expectation of higher income before taxes for 2001, with most of the domestic growth coming from lower tax rate jurisdictions in the United States.

CONTRACT BACKLOG

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal Government and other clients may be terminated at will, therefore no assurance can be given that all backlog will be realized. The Company's backlog was $507 million and $502 million at March 31, 2001 and December 31, 2000, respectively. In the Engineering segment backlog increased to $338 million from $319 million at March 31, 2001 and December 31, 2000, respectively. This Engineering increase is primarily attributable to three new transportation contracts awarded during the first quarter of 2001 and totaling nearly $16 million. In the Energy segment, backlog decreased to $169 million at March 31, 2001 from $183 million at December 31, 2000. The decrease in the Energy segment's backlog results from the loss of a lower margin operations and maintenance contract, changes in the scope of two other contracts and a client's sale of certain properties. With the addition of two new contracts already awarded during the second quarter, the Energy segment's backlog is currently expected to increase during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved to $2.9 million for the first quarter of 2001 from cash used in operating activities of $0.5 million for the same period in 2000. Operating cash flow for the first quarter of 2000 was abnormally and unfavorably impacted by the wind-down of the former construction divisions and the sale of certain heavy and highway construction assets and contracts.

Net cash used in investing activities was $3.5 million for the first quarter of 2001, compared to essentially a break-even for the first quarter of 2000. The net cash used in investing activities for the first quarter of 2001 reflects the funding of $11.3 million into an escrow account stipulated in connection with the Company's appeal of the ADF judgment (see Note 5 to the accompanying financial statements) and capital expenditures of $1.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The minor amount of net cash provided by investing activities for the first quarter of 2000 included proceeds from the sale of certain heavy and highway construction assets totaling $0.7 million, as offset by capital expenditures of $0.7 million. The increase in capital expenditures resulted from the Company's purchase of computer equipment in the first quarter of 2001; such equipment was acquired under operating leases during the first quarter of 2000.

Net cash provided by financing activities totaled $0.1 million for the first quarter of 2001, compared to $0.3 million for the same period in 2000. The net cash provided by financing activities for the first quarter of 2001 resulted from the proceeds of stock option exercises, while the first quarter 2000 amount was the result of borrowings under the Company's credit agreement.

Working capital increased to $30.7 million at March 31, 2001 from $29.4 million at December 31, 2000. The current ratio was 1.44:1 at the end of the first quarter of 2001, compared to 1.37:1 at year-end 2000. The Company's current ratio improvement was primarily the result of the escrow payment and reclassification referred to in Note 5 of the accompanying financial statements.

The Company currently has a secured credit agreement with its bank, which provides for a commitment of $20 million through May 31, 2001. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. No borrowings have been outstanding since June 1, 2000; however, letters of credit totaling $2.6 million were outstanding under the agreement as of March 31, 2001.

The Company is currently in negotiations with a syndicate of banks to finalize a new credit agreement that is expected to provide up to $40 million of working capital loans. The increased facility is expected to better position the Company for growth within its stated core businesses. While the Company currently expects to have its new credit agreement in place during the second quarter of 2001, management has also requested its current bank to extend the term of the existing credit agreement until June 30, 2001.

Short- and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the oil and gas markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21 and AIR-21) will provide significant increases in funding for transportation infrastructure projects during the remainder of 2001 and beyond. At this time, management believes that its funds generated from operations and its pending new credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

As a result of its 1999 restructuring, the Company will become increasingly less reliant on its bonding line during 2001. Management believes that its bonding line will be sufficient to meet its bid and performance needs for at least the next year. The Company has historically been required to provide bid and performance bonding on certain construction contracts, and has a $500 million bonding line available through Travelers Casualty & Surety Company of America.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary interest rate risk relates to its variable rate debt obligations, which totaled $2.2 million as of March 31, 2001. If interest rates were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the period ended March 31, 2001 were denominated in currencies other than the U.S. Dollar. If foreign currency exchange rates were to change unfavorably by 10%, the Company would have no material exposure to foreign currency exchange risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

    During the quarter ended March 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MICHAEL BAKER CORPORATION

/s/ William P. Mooney                               Dated: May 11, 2001
--------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer