Form 10-Q
period 2001-06-30
BAKER MICHAEL CORP
filed 2001-08-10
CIK 9263

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                  Yes      X       No
                        ------         -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  As of August 1, 2001:
                  ---------------------

                  Common Stock                       7,011,067 shares
                  Series B Common Stock              1,297,446 shares

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

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward looking statements concerning future operations and performance of the Company. Forward looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                                          For the three months ended
                                                                          --------------------------
                                                                    JUNE 30, 2001          June 30, 2000
========================================================================================================
                                                                               (In thousands)

Total contract revenues                                               $100,237                $97,762
Cost of work performed                                                  83,107                 83,491
--------------------------------------------------------------------------------------------------------
          Gross profit                                                  17,130                 14,271
Selling, general and administrative expenses                            11,443                 10,389
--------------------------------------------------------------------------------------------------------
          Income from operations                                         5,687                  3,882
Other income/(expense):
  Interest income                                                          190                     51
  Interest expense                                                        (238)                  (263)
  Other, net                                                               (17)                 1,056
--------------------------------------------------------------------------------------------------------
          Income before income taxes                                     5,622                  4,726
Provision for income taxes                                               2,530                  2,221
--------------------------------------------------------------------------------------------------------
          NET INCOME                                                  $  3,092                $ 2,505
========================================================================================================
          BASIC AND DILUTED NET INCOME PER SHARE                      $   0.37                $  0.31
========================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



                                                                    For the six months ended
                                                                    ------------------------
                                                               JUNE 30, 2001          June 30, 2000
===================================================================================================
                                                                          (In thousands)

Total contract revenues                                          $192,860                $206,057
Cost of work performed                                            160,795                 176,971
---------------------------------------------------------------------------------------------------
          Gross profit                                             32,065                  29,086
Selling, general and administrative expenses                       21,964                  21,316
---------------------------------------------------------------------------------------------------
          Income from operations                                   10,101                   7,770
Other income/(expense):
  Interest income                                                     449                      71
  Interest expense                                                   (412)                   (663)
  Other, net                                                            8                     856
---------------------------------------------------------------------------------------------------
          Income before income taxes                               10,146                   8,034
Provision for income taxes                                          4,566                   3,776
---------------------------------------------------------------------------------------------------
          NET INCOME                                             $  5,580                $  4,258
===================================================================================================
          BASIC AND DILUTED NET INCOME PER SHARE                 $   0.67                $   0.52
===================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS                                                                          JUNE 30, 2001        Dec. 31, 2000
==================================================================================================================
CURRENT ASSETS                                                                              (In thousands)
Cash and cash equivalents                                                            $  7,568             $  9,122
Short-term investments                                                                     --                8,999
Receivables                                                                            68,869               68,042
Cost of contracts in progress and estimated earnings, less billings                    23,171               16,105
Litigation escrow                                                                      12,701                   --
Prepaid expenses and other                                                              6,831                7,335
------------------------------------------------------------------------------------------------------------------
          Total current assets                                                        119,140              109,603
------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                     10,000               10,058
------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Goodwill and other intangible assets, net                                              10,299               10,846
Other assets                                                                            3,758                2,850
------------------------------------------------------------------------------------------------------------------
          Total other assets                                                           14,057               13,696
------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                               $143,197             $133,357
==================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt                                                    $  2,191             $  2,244
Accounts payable                                                                       20,572               25,670
Accrued employee compensation                                                          13,566                9,697
Accrued insurance                                                                       4,520                5,321
Accrued litigation reserve                                                             11,418               11,334
Income taxes payable                                                                    8,040                4,443
Other accrued expenses                                                                 21,918               20,348
Excess of billings on contracts in progress over cost and estimated earnings            1,684                1,155
------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                    83,909               80,212
------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                                             45                   51
Other                                                                                   2,836                2,765
------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                            86,790               83,028
------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
  7,312,666 and 7,265,149 shares at 6/30/01 and 12/31/00, respectively                  7,313                7,265
Series B Common Stock, par value $1, authorized 6,000,000 shares, issued
  1,298,836 and 1,304,927 shares at 6/30/01 and 12/31/00, respectively                  1,299                1,305
Additional paid-in-capital                                                             37,731               37,488
Retained earnings                                                                      12,239                6,659
Other comprehensive loss                                                                 (122)                (335)
Less 302,989 shares of Common Stock in treasury, at cost,
  at 6/30/01 and 12/31/00                                                              (2,053)              (2,053)
------------------------------------------------------------------------------------------------------------------
          Total shareholders' investment                                               56,407               50,329
------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $143,197             $133,357
==================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     For the six months ended
                                                                                     ------------------------
                                                                               JUNE 30, 2001        June 30, 2000
=================================================================================================================
                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  5,580             $  4,258
Adjustments to reconcile net income to net
  cash provided by/(used in) operating activities:
   Depreciation and amortization                                                      2,648                3,090
   Gain on sale of BSSI                                                                  --               (2,002)
   Changes in assets and liabilities:
       (Increase)/decrease in receivables and contracts in progress                  (7,892)               3,296
       Increase/(decrease) in accounts payable and accrued expenses                   3,293               (1,342)
       Increase/(decrease) in advance billings                                          529               (9,575)
       Increase in other net assets                                                    (106)                (141)
-----------------------------------------------------------------------------------------------------------------
          Total adjustments                                                          (1,528)              (6,674)
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by/(used in) operating activities                         4,052               (2,416)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                           (2,124)              (1,561)
Proceeds from the sale of short-term investments                                      8,999                   --
Funding of litigation escrow                                                        (12,701)                  --
Proceeds from the sale of certain construction assets                                    --                  748
Proceeds from the sale of BSSI                                                           --               13,500
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by/(used in) investing activities                        (5,826)              12,687
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                                            (60)             (10,110)
Proceeds from exercise of stock options                                                 280                   43
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by/(used in) financing activities                           220              (10,067)
-----------------------------------------------------------------------------------------------------------------
          Net increase/(decrease) in cash and cash equivalents                       (1,554)                 204
          Cash and cash equivalents, beginning of year                                9,122                3,685
-----------------------------------------------------------------------------------------------------------------
          CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  7,568             $  3,889
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                      $     42             $    469
Income taxes paid                                                                  $  1,597             $    436
=================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2001
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,301,363 and 8,191,159 shares outstanding for the three-month periods, and 8,289,389 and 8,189,974 for the six-month periods, ended June 30, 2001 and 2000, respectively. Diluted net income per share computations are based upon weighted averages of 8,415,696 and 8,212,623 shares outstanding for the three-month periods, and 8,365,228 and 8,211,720 for the six month periods, ended June 30, 2001 and 2000, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 2 - BUSINESS SEGMENT INFORMATION

The Company has the following three reportable segments:

o The Engineering segment provides a variety of services including design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews and software development capabilities.
o The Energy segment offers services that include training, personnel recruitment, pre-operations engineering, field operations and maintenance, mechanical equipment maintenance and logistics management.
o The Non-Core segment consists of the former Building and Transportation construction divisions, which are currently in the process of being wound down, and the former Baker Support Services, Inc. division, which was sold effective June 1, 2000. All remaining construction activity within this segment is expected to be finalized during 2001.

The following tables reflect the required disclosures for the Company's segments (in millions):


                                       For the three months ended      For the six months ended
                                       --------------------------      ------------------------
                                      JUNE 30, 2001  June 30, 2000   JUNE 30, 2001   June 30, 2000
==================================================================================================
Total contract revenues:
Engineering                                  $ 61.2          $56.0          $118.3          $113.6
Energy                                         39.0           28.8            74.1            54.4
Non-Core                                          -           12.9             0.5            37.9
--------------------------------------------------------------------------------------------------
     Subtotal - segments                      100.2           97.7           192.9           205.9
Corporate/Insurance                               -            0.1               -             0.2
--------------------------------------------------------------------------------------------------
     Total                                   $100.2          $97.8          $192.9          $206.1
==================================================================================================

                                              For the three months ended     For the six months ended
                                              --------------------------     ------------------------
                                             JUNE 30, 2001  June 30, 2000  JUNE 30, 2001   June 30, 2000
========================================================================================================
Income/(loss) from operations
  without Corporate expenses
  allocated:
Engineering                                          $ 5.4          $ 4.1         $  9.0          $  7.8
Energy                                                 3.5            1.4            6.2             2.9
Non-Core                                               0.1            0.3            0.5             0.8
--------------------------------------------------------------------------------------------------------
     Subtotal - segments                               9.0            5.8           15.7            11.5
Corporate/Insurance                                   (3.3)          (1.9)          (5.6)           (3.7)
--------------------------------------------------------------------------------------------------------
     Total                                           $ 5.7          $ 3.9         $ 10.1          $  7.8
========================================================================================================


                                                                           JUNE 30, 2001   Dec. 31, 2000
========================================================================================================
Segment assets:
Engineering                                                                       $ 69.0          $ 62.4
Energy                                                                              53.2            43.2
Non-Core                                                                            13.5             2.8
--------------------------------------------------------------------------------------------------------
     Subtotal - segments                                                           135.7           108.4
Corporate/Insurance                                                                  7.5            25.0
--------------------------------------------------------------------------------------------------------
     Total                                                                        $143.2          $133.4
========================================================================================================

A reclassification was made to the segment asset balances as of December 31, 2000 in order to conform to the current year presentation.

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has a secured credit agreement ("the Agreement") with its bank which provides for a commitment of $20 million through January 31, 2002. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. For the period June 1, 2000 thru June 30, 2001, no borrowings were outstanding under the Agreement; however; letters of credit totaling $2.6 million were outstanding as of June 30, 2001.

The Agreement includes a provision that related borrowings shall be limited to 80% of the eligible receivables, as therein defined. The Agreement also provides for the Company to borrow at the bank's prime interest rate or LIBOR plus 2.25%, and requires the Company to meet certain cash flow, leverage, interest coverage and tangible net worth requirements. Under the Agreement, the Company pays the bank commitment fees of 3/8% per year based on the unused portion of the commitment.

Other amounts totaling $2.2 million at June 30, 2001, and included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheet, primarily reflect debt associated with the 1999 Steen acquisition.

NOTE 4 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at June 30, 2001. Except as noted below, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2000.

The Company's professional liability errors and omissions insurance coverage had been placed with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation. The Company is uncertain at this time whether this action will adversely affect any claim the Company may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, the Company is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. Although the plaintiff in this case claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether the Company will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Reliance continues to fund the Company's litigation costs related to this matter.

NOTE 5 - NON-CORE OPERATIONS

On January 10, 2001, Baker Mellon Stuart Construction, Inc. ("BMSCI"), a subsidiary of the Company, and Travelers Casualty and Surety Company of America, BMSCI's surety, filed an appeal of the previously reported judgment by the United States District Court for the Middle District of Florida (the "Court") in favor of ADF. As a result of this appeal, the Company was required by the appellate court to place $11.3 million into an escrow account (see Note 2 of the Company's consolidated financial statements for the year ended December 31,
2000). This escrow amount reflects the $10.0 million principal judgment against BMSCI and post-judgment interest expense of $1.3 million. The Company will record both interest income (at a fluctuating market investment rate) and interest expense (at a rate of 6.052%, as stipulated by the appellate court) on the escrow amount until settlement.

On April 6, 2001, the Court entered a judgment on ADF's claim for attorney's fees and costs in connection with the foregoing action. The Court awarded ADF $1.1 million in attorney's fees and costs, but denied ADF's claim for an additional $0.4 million in expenses. BMSCI, Travelers and ADF subsequently appealed this judgment. As a result of this appeal, the Company was required by the appellate court to place $1.2 million into an escrow account. This escrow amount reflects the $1.1 million fee and cost judgment against BMSCI and post-judgment interest expense of $0.1 million. As stated above, the Company will also record both interest income and interest expense on this escrow amount until settlement.

Pursuant to the terms of the preceding escrow arrangements, interest income on the escrowed amounts up to pre-established limits will be retained in the escrow accounts as security for attorney's fees incurred by ADF in pursuing the appeals. These amounts will be paid to ADF in the event that they prevail and are awarded such fees. Such escrowed interest amounts totaled $0.2 million at June 30, 2001.

During August 2001, the Company was notified that its appeal on the principal judgment had been scheduled for oral argument in November 2001. Accordingly, the Company reclassified its long-term asset and liability balances related to the ADF judgments to current asset and liability accounts, as management now believes that its appeals will be resolved within 12 months.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method. This standard also establishes specific criteria for the recognition of intangible assets separate from goodwill in conjunction with business combinations completed after June 30, 2001. The Company has accounted for all past acquisitions under the purchase method, and will account for all future business combinations in accordance with SFAS 141.

Under SFAS 142, goodwill amortization will no longer be recorded once the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will be required to adopt this statement effective January 1, 2002. Once adopted, annual goodwill amortization expense of approximately $0.7 million will cease, resulting in additional earnings per share of approximately $0.04 to $0.05. The Company does not expect that any impairment charge will result from the adoption of this statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended June 30, 2001 and 2000 (in millions):


                                            For the three months ended      For the six months ended
                                            --------------------------      ------------------------
                                           JUNE 30, 2001  June 30, 2000  JUNE 30, 2001   June 30, 2000
======================================================================================================
Total contract revenues:
Engineering                                       $ 61.2          $56.0         $118.3          $113.6
Energy                                              39.0           28.8           74.1            54.4
Non-Core*                                              -           12.9            0.5            37.9
------------------------------------------------------------------------------------------------------
     Subtotal - segments                           100.2           97.7          192.9           205.9
Corporate/Insurance                                    -            0.1              -             0.2
------------------------------------------------------------------------------------------------------
     Total                                        $100.2          $97.8         $192.9          $206.1
======================================================================================================

                                           For the three months ended      For the six months ended
                                           --------------------------      ------------------------
                                          JUNE 30, 2001  June 30, 2000   JUNE 30, 2001  June 30, 2000
=====================================================================================================
Income/(loss) from operations
  with Corporate expenses
  allocated:
Engineering                                       $ 4.1          $ 3.1           $ 6.3          $ 5.8
Energy                                              2.8            1.0             5.0            2.2
Non-Core*                                          (1.0)           0.2            (0.7)           0.2
-----------------------------------------------------------------------------------------------------
     Subtotal - segments                            5.9            4.3            10.6            8.2
Corporate/Insurance                                (0.2)          (0.4)           (0.5)          (0.4)
-----------------------------------------------------------------------------------------------------
     Total                                        $ 5.7          $ 3.9           $10.1          $ 7.8
=====================================================================================================


* Non-Core operations are defined as the construction operations that are being wound down within the Buildings and Transportation units, and the Civil-BSSI division, which was sold effective June 1, 2000.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (consolidated revenues less non-core) increased 18% in the second quarter of 2001 over the second quarter of 2000. Engineering revenues increased 9% in the second quarter of 2001 as a result of growth within the civil, transportation and architectural markets. In the Energy segment, revenues increased 35% in the second quarter of 2001 as compared to the second quarter of 2000. This increase was driven by OPCO(SM), Baker Energy's Operations Consolidation Model, which contributed 31% and 26% of Baker Energy's total contract revenues for the second quarter of 2001 and 2000, respectively, and higher revenues associated with new work in Energy's operations engineering business. The absence of revenue for the Company's non-core operations during the second quarter of 2001 reflects the wind-down of the former Buildings and Transportation construction divisions as well as the sale of Baker Support Services, Inc. ("BSSI") effective June 1, 2000.

For the first six months of 2001, total contract revenues from the Company's ongoing operations increased 15% over the corresponding period in 2000. Engineering revenues increased 4% during the first half of 2001 due primarily to the aforementioned second quarter growth, as partially offset by a decline in Environmental revenue due to the wind-down of the Navy CLEAN program and delays in client funding which slowed the initiation of certain projects in early 2001. In the Energy segment, revenues increased 36% for the first six months of 2001 as compared to the first six months of 2000. This increase is again attributable to OPCO, which contributed 31% and 22% of Baker Energy's total contract revenues for the first six months of 2001 and 2000, respectively, and new work in Energy's operations engineering business.

GROSS PROFIT

For the Company's ongoing operations, gross profit expressed as a percentage of revenues for the Company's ongoing operations increased to 17.0% in the second quarter of 2001 from 15.3% in the second quarter of 2000. The Engineering segment posted a gross profit percentage of 17.6% in the second quarter of 2001, up from 14.7% in the comparable period of 2000, due primarily to profitability associated with telecommunications projects which commenced during the third quarter of 2000, and lower fringe benefit costs, higher project utilization (billable hours as a percentage of total labor hours), and an overall performance improvement on existing projects for 2001. The Energy segment's gross profit percentage decreased to 16.7% in the second quarter of 2001 from 17.6% in the second quarter of 2000, primarily due to fluctuations in the materials and services costs incurred in connection with the transition of several OPCO contracts to phase II of the OPCO model during the second half of 2000. During phase I of a typical OPCO contract, only labor and logistics services are provided by the Energy segment; phase II incrementally includes the provision of turnkey operations and maintenance ("O&M") services. OPCO contracts posted a gross profit percentage of 16% in the second quarter of 2001 as compared to 24% in the comparable period of 2000. This lower OPCO profitability was partially offset by improved profitability on operations engineering projects within the Energy segment during the second quarter of 2001. Gross profit for the Company's non-core operations was only $0.1 million for the second quarter of 2001 versus $1.3 million for the comparable period of 2000. The 2000 results for non-core operations included BSSI through its sale date of June 1, 2000 and the two former construction divisions, while the related 2001 results reflected only the substantially completed operations of a few projects still being wound down by the two construction divisions.

For the Company's ongoing operations, gross profit expressed as a percentage of revenues increased to 16.4% for the first half of 2001 from 15.2% in the comparable period of 2000. The Engineering segment's gross profit percentage improved to 16.1% for the first six months of 2001 from 14.5% in the same period of 2000. This increase in gross profit percentage was again the result of the aforementioned telecommunications projects and improvements on other existing projects, and lower fringe benefit costs and higher project utilization during 2001. The Energy segment's gross profit percentage remained unchanged at 17.4% in the first half of 2001 and 2000. Over these same periods, Energy's OPCO-related gross profit percentage was 20% for the first six months of 2001 as compared to 25% for the comparable period of 2000, as offset by profitability improvements on operations engineering projects. For the first six months of 2001, the Company's non-core operations posted gross profit of $0.5 million versus $3.6 million for the comparable period of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the Company's ongoing operations, selling, general and administrative expenses expressed as a percentage of total contract revenues decreased to 10.4% in the second quarter of 2001 from 10.9% in the second quarter of 2000. In the Engineering segment, selling, general and administrative expenses expressed as a percentage of total revenues increased to 10.9% in the second quarter of 2001 from 9.2% in 2000. This percentage increase is attributable to the combination of higher compensation-related expenses and higher corporate overhead allocations to the Engineering (and Energy) segment(s) due to the wind-down of the construction divisions.

In the Energy segment, selling, general and administrative expenses expressed as a percentage of total revenues decreased to 9.5% in the second quarter of 2001 from 14.0% in 2000. This decrease resulted from the addition of O&M services to several OPCO contracts during the second half of 2000, which resulted in a 2001 revenue increase without a corresponding increase in overhead costs. For the non-core operations, selling, general and administrative expenses decreased slightly from $1.2 million in the second quarter of 2000 to $1.0 million in the second quarter of 2001. The 2001 amount relates entirely to construction-related legal spending in connection with the Company's ADF appeal and its claim against HOK, both related to the Universal project. These 2001 legal costs were included in Corporate overhead and allocated entirely to non-core operations.

For the first six months of 2001, selling, general and administrative expenses for the Company's ongoing operations expressed as a percentage of related total contract revenues increased only slightly to 10.8% in the first half of 2001 from 10.6% in the first half of 2000. In the Engineering segment, selling, general and administrative expenses expressed as a percentage of total revenues increased to 10.8% for the first six months of 2001 from 9.4% in the corresponding period of 2000. In the Energy segment, selling, general and administrative expenses expressed as a percentage of total revenues decreased to 10.7% in the first six months of 2001 from 13.3% in 2000. The reasons for these segments' percentage variances are discussed in the preceding paragraph. For the non-core operations, selling, general and administrative expenses decreased significantly from $3.4 million in the first half of 2000 to $1.2 million in the first half of 2001, due to the sale of BSSI and wind-down of the two former construction divisions.

OTHER INCOME

Interest income was higher for the second quarter of 2001 as compared to the second quarter of 2000 due primarily to the Company's investment of excess cash with its bank and interest earned on the money placed in escrow for the appeal of the ADF judgments. Interest expense was relatively comparable for the second quarters of 2001 and 2000 due to the offsetting impacts of the Company recording interest expense associated with the ADF escrow during the second quarter of 2001 and interest expense associated with the Company being in a net borrowed position during the second quarter of 2000. Other expense was negligible for the second quarter of 2001, compared to other income of $1.1 million for the second quarter of 2000. Affecting other income for the second quarter of 2000 was a gain of $2.0 million from the sale of BSSI, as offset by non-core charges totaling $1.2 million related to leased construction equipment.

Interest income was higher and interest expense was lower for the first half of 2001 as compared to the first half of 2000 for the same reasons as discussed in the preceding paragraph. During the first five months of 2000, the Company was in a net borrowed position which resulted in higher interest expense during that period. Other income was negligible for the first half of 2001 versus $0.9 million for the first half of 2000. Again, the previously discussed offsetting impact of the BSSI sale and construction equipment charges primarily composed the other income amount for the first half of 2000.

As discussed in Note 5 to the accompanying financial statements, the Company will record both interest income (at a fluctuating market investment rate) and interest expense (at a rate of 6.052%, as stipulated by the appellate court) on the ADF escrow amount until settlement. If investment rates continue to fall during 2001, the Company's net interest expense on the escrow funds will continue to increase.

INCOME TAXES

The Company had provisions for income taxes of 45% and 47% for the three- and six-month periods ended June 30, 2001 and 2000, respectively. The lower rate for 2001 reflects the Company's expectation of higher income before taxes for 2001, with most of the growth coming from lower tax rate jurisdictions within the United States.

CONTRACT BACKLOG


                               JUNE 30, 2001           December 31, 2000
========================================================================
Engineering                           $350.1                      $318.7
Energy                                 171.9                       183.2
Non-Core                                   -                           -
------------------------------------------------------------------------
     Total                            $522.0                      $501.9
========================================================================


Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal Government and other clients may be terminated at will; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the second quarter of 2001 were two new Engineering contracts to provide bridge inspection and GIS support services totaling $8 million, and two Energy contracts to provide operations and maintenance services totaling $9 million. The overall decrease in the Energy segment's backlog results from the loss of a lower margin operations and maintenance contract, changes in the scope of two other contracts and a client's sale of certain properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved to $4.1 million for the first six months of 2001 from cash used in operating activities of $2.4 million for the same period in 2000. Operating cash flow for the first half of 2000 was abnormally and unfavorably impacted by the wind-down of the former construction divisions and the sale of certain heavy and highway construction assets and contracts.

Net cash used in investing activities was $5.8 million for the first six months of 2001, compared to net cash provided by investing activities of 12.7 million for the first six months of 2000. The net cash used in investing activities for the first half of 2001 reflects the funding of $12.7 million into an escrow account stipulated in connection with the Company's appeal of the ADF judgment (see Note 5 to the accompanying financial statements) and capital expenditures of $2.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The net cash provided by investing activities for the first half of 2000 included proceeds from the sale of BSSI and certain heavy and highway construction assets totaling $13.5 million and $0.7 million, respectively, as offset by capital expenditures of $1.6 million. The increase in capital expenditures resulted from the Company's purchase of computer equipment in the first half of 2001; similar equipment was acquired under operating leases during the first half of 2000.

Net cash provided by financing activities totaled $0.2 million for the first six months of 2001, compared to net cash used in financing activities of $10.1 million for the same period in 2000. The net cash provided by financing activities for the first six months of 2001 primarily reflects the proceeds of stock option exercises, while the first half 2000 amount resulted from the Company's repayment of its outstanding borrowings under its credit agreement.

Working capital increased to $35.2 million at June 30, 2001 from $29.4 million at December 31, 2000. The current ratio was 1.42:1 at the end of the second quarter of 2001, compared to 1.37:1 at year-end 2000. These improvements are principally attributable to an increase in unbilled revenues, particularly in the Engineering segment. In addition to the Company's higher volumes in 2001, this increase also reflects situations where the Company's Engineering and Energy segments have provided services and recognized costs, but the contract execution is pending and/or the contract revenue recognition has been delayed until the related contracts and change orders have been fully documented with the clients. The other factor impacting working capital and the current ratio for the first half of 2001 was the reclassification of the Company's litigation escrow and reserve accounts from long-term to current assets and liabilities, as discussed in Note 5 to the accompanying financial statements. This reclassification had the effect of increasing working capital while slightly reducing the current ratio.

The Company currently has a secured credit agreement with its bank, which provides for a commitment of $20 million through January 31, 2002. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. No borrowings have been outstanding since June 1, 2000; however, letters of credit totaling $2.6 million were outstanding under the agreement as of June 30, 2001.

The Company is currently negotiating with a syndicate of banks to finalize a new credit agreement that is expected to provide up to $40 million for working capital needs and acquisition funding. The increased facility is expected to better position the Company for growth within its stated core businesses. The Company currently expects to have its new credit agreement in place during the third quarter of 2001.

The Company's professional liability errors and omissions insurance coverage had been placed with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation. The Company is uncertain at this time whether this action will adversely affect any claim the Company may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, the Company is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. Although the plaintiff in this case claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether the Company will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Reliance continues to fund the Company's litigation costs related to this matter.

Short- and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, the demand for the Company's services in the oil and gas markets, and capital spending levels in the private sector. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21 and AIR-21) will provide significant increases in funding for transportation infrastructure projects during the remainder of 2001 and beyond. At this time, management believes that its funds generated from operations and its pending new credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires all business combinations completed after June 30, 2001 to be accounted for under the purchase method. This standard also establishes specific criteria for the recognition of intangible assets separate from goodwill in conjunction with business combinations completed after June 30, 2001. The Company has accounted for all past acquisitions under the purchase method, and will account for all future business combinations in accordance with SFAS 141.

Under SFAS 142, goodwill amortization will no longer be recorded once the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. The Company will be required to adopt this statement effective January 1, 2002. Once adopted, annual goodwill amortization expense of approximately $0.7 million will cease, resulting in additional earnings per share of approximately $0.04 to $0.05. The Company does not expect that any impairment charge will result from the adoption of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary interest rate risk relates to its variable rate debt obligations, which totaled $2.2 million as of June 30, 2001. If interest rates were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended June 30, 2001 were denominated in currencies other than the U.S. Dollar. If foreign currency exchange rates were to change unfavorably by 10%, the Company would have no material exposure to foreign currency exchange risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of shareholders was held on April 25, 2001.

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

(c) The only matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock and Series B Common Stock in approving the following directors were:

         Name of Director                Votes for              Votes withheld
         ----------------                ---------              --------------

         Robert N. Bontempo              18,212,900               874,952
         Nicholas P. Constantakis        18,215,579               872,273
         Donald P. Fusilli, Jr.          18,081,690             1,006,162
         Thomas D. Larson                18,094,140               993,712
         John E. Murray, Jr.             17,730,273             1,357,579
         Richard L. Shaw                 18,102,933               984,919

         The votes cast by holders of the Company's Common Stock in approving the following directors were:

         Name of Director               Votes for               Votes withheld
         ----------------               ---------               --------------

         William Copeland               6,075,521                   344,731
         Roy V. Gavert, Jr.             6,079,950                   340,302
         Pamela S. Pierce               6,146,748                   273,504


ITEM 5.  OTHER INFORMATION

On July 24, 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of London-based Overseas Technical Services, Inc. in 1993.

The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes.

The Company has retained legal counsel to represent it in this matter and is conducting an internal investigation of these issues. The Company intends to cooperate fully in the government's inquiry. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation in the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the Company's investigation and the government's inquiry are ongoing and the Company's assessment of the outcome may vary as the investigation and inquiry proceed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herewith as a part of this Report:

         Exhibit No.                Description
         -----------                -----------

           10.2(c) Consulting Agreement dated April 25, 2001, by and between the Registrant and Richard L. Shaw, filed herewith.

           10.6 Employment Continuation Agreement dated April 16, 2001, by and between the Registrant and Craig O. Stuver, filed herewith.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MICHAEL BAKER CORPORATION

/s/ William P. Mooney                          Dated:  August 10, 2001
-------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer


/s/ Craig O. Stuver                            Dated:  August 10, 2001
-------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Principal Accounting Officer)