Form 10-Q
period 2001-09-30
BAKER MICHAEL CORP
filed 2001-11-09
CIK 9263

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                  As of October 31, 2001:
                  -----------------------
                  Common Stock              6,981,521 shares
                  Series B Common Stock     1,296,780 shares

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

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                                   For the three months ended
                                                                                   --------------------------
                                                                               Sept. 30, 2001         Sept. 30, 2000
====================================================================================================================
                                                                                         (In thousands, except
                                                                                          per share amounts)

Total contract revenues                                                              $ 98,387               $ 92,351
Cost of work performed                                                                 80,914                 78,830
--------------------------------------------------------------------------------------------------------------------
       Gross profit                                                                    17,473                 13,521
Selling, general and administrative expenses                                           11,865                  9,515
--------------------------------------------------------------------------------------------------------------------
       Income from operations                                                           5,608                  4,006
Other income/(expense):
  Interest income                                                                         143                    112
  Interest expense                                                                       (276)                  (121)
  Other, net                                                                               26                    196
--------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                                       5,501                  4,193
Provision for income taxes                                                              2,554                  1,849
--------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                                     $ 2,947                $ 2,344
====================================================================================================================
       BASIC NET INCOME PER SHARE                                                      $ 0.35                 $ 0.29
       DILUTED NET INCOME PER SHARE                                                    $ 0.35                 $ 0.28
====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                    For the nine months ended
                                                                                    -------------------------
                                                                              Sept. 30, 2001        Sept. 30, 2000
==================================================================================================================
                                                                                         (In thousands, except
                                                                                          per share amounts)


Total contract revenues                                                             $ 291,247              $ 298,407
Cost of work performed                                                                241,709                255,800
--------------------------------------------------------------------------------------------------------------------
       Gross profit                                                                    49,538                 42,607
Selling, general and administrative expenses                                           33,829                 30,830
--------------------------------------------------------------------------------------------------------------------
       Income from operations                                                          15,709                 11,777
Other income/(expense):
  Interest income                                                                         593                    183
  Interest expense                                                                       (688)                  (784)
  Other, net                                                                               33                  1,051
--------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                                      15,647                 12,227
Provision for income taxes                                                              7,119                  5,624
--------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                                     $ 8,528                $ 6,603
====================================================================================================================
       BASIC NET INCOME PER SHARE                                                     $  1.03                $  0.81
       DILUTED NET INCOME PER SHARE                                                   $  1.01                $  0.80
====================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                            Sept. 30, 2001       Dec. 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                                             (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                               $  9,801            $  9,122
Short-term investments                                                                         -               8,999
Receivables                                                                               71,849              67,678
Cost of contracts in progress and estimated earnings, less billings                       26,531              20,491
Litigation escrow                                                                         12,710                   -
Prepaid expenses and other                                                                 4,107               7,335
--------------------------------------------------------------------------------------------------------------------
       Total current assets                                                              124,998             113,625
--------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                         9,917              10,058
--------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
Goodwill and other intangible assets, net                                                 10,059              10,846
Other assets                                                                               3,838               2,850
--------------------------------------------------------------------------------------------------------------------
       Total other assets                                                                 13,897              13,696
--------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                     $148,812            $137,379
====================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt                                                       $      1            $  2,244
Accounts payable                                                                          22,119              25,670
Accrued employee compensation                                                             13,277               9,697
Accrued insurance                                                                          4,730               5,321
Accrued litigation reserve                                                                11,594              11,334
Income taxes payable                                                                       6,788               4,443
Other accrued expenses                                                                    23,677              20,836
Excess of billings on contracts in progress over cost and
  estimated earnings                                                                       4,878               4,689
--------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                          87,064              84,234
--------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                                                38                  51
Other                                                                                      2,721               2,765
--------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                  89,823              87,050
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
  7,315,604 and 7,265,149 shares at 9/30/01 and 12/31/00, respectively                     7,316               7,265
Series B Common Stock, par value $1, authorized 6,000,000 shares, issued
1,296,936 and 1,304,927 shares at 9/30/01 and 12/31/00, respectively                       1,297               1,305
Additional paid-in-capital                                                                37,727              37,488
Retained earnings                                                                         15,187               6,659
Other comprehensive loss                                                                    (195)               (335)
Less 327,289 and 302,989 shares of Common Stock in treasury, at cost,
  at 9/30/01 and 12/31/00, respectively                                                   (2,343)             (2,053)
--------------------------------------------------------------------------------------------------------------------
       Total shareholders' investment                                                     58,989              50,329
--------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                   $148,812            $137,379
====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                   For the nine months ended
                                                                                   -------------------------
                                                                             Sept. 30, 2001           Sept. 30, 2000
====================================================================================================================
                                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $ 8,528                $ 6,603
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
   Depreciation and amortization                                                        3,893                  4,387
   Gain on sale of BSSI                                                                     -                 (2,157)
   Changes in assets and liabilities:
       Increase in receivables and contracts in progress                              (10,022)               (10,477)
       Increase/(decrease) in accounts payable and accrued expenses                     4,840                   (845)
       Decrease in other net assets                                                     2,485                    321
--------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                                1,196                 (8,771)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) operating activities                              9,724                 (2,168)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                             (3,077)                (2,154)
Proceeds from the sale of short-term investments                                        8,999                      -
Funding of litigation escrow                                                          (12,710)                     -
Proceeds from the sale of certain construction assets                                       -                    748
Proceeds from the sale of BSSI                                                              -                 13,867
--------------------------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by investing activities                             (6,788)                12,461
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                                           (2,256)               (10,115)
Payments to acquire treasury stock                                                       (290)                     -
Proceeds from exercise of stock options                                                   289                    222
--------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                           (2,257)                (9,893)
--------------------------------------------------------------------------------------------------------------------
       Net increase in cash and cash equivalents                                          679                    400
       Cash and cash equivalents, beginning of year                                     9,122                  3,685
--------------------------------------------------------------------------------------------------------------------
       CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  9,801               $  4,085
====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                         $   251                 $  974
Income taxes paid                                                                     $ 1,820                 $  954
====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,306,399 and 8,202,620 shares outstanding for the three-month periods, and 8,295,121 and 8,194,220 for the nine-month periods, ended September 30, 2001 and 2000, respectively. Diluted net income per share computations are based upon weighted averages of 8,490,638 and 8,257,712 shares outstanding for the three-month periods, and 8,405,159 and 8,235,761 for the nine-month periods, ended September 30, 2001 and 2000, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the third quarter of 2001, the Company reactivated this share repurchase program and repurchased 24,300 treasury shares at market prices ranging from $11.00 to $12.35 per share, for a total price of $290,000. As of September 30, 2001, treasury shares totaling 327,289 had been repurchased since the 1996 authorization of this program.

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company has the following three reportable segments:

- The Engineering segment provides a variety of services including design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews and software development capabilities.
- The Energy segment offers services that include training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance and logistics management.
- The Non-Core segment consists of the former Buildings and Transportation construction divisions, which are currently in the process of being wound down, and the former Baker Support Services, Inc. division, which was sold effective June 1, 2000. All remaining construction activity within this segment is expected to be finalized during 2001.

The following tables reflect the required disclosures for the Company's segments (in millions):

                                           For the three months ended                   For the nine months ended
                                           --------------------------                 ------------------------------
                                         Sept. 30, 2001      Sept. 30, 2000           Sept. 30, 2001      Sept. 30, 2000
========================================================================================================================
Total contract revenues:
Engineering                                     $  60.6             $  57.9               $ 178.8               $ 171.7
Energy                                             37.8                31.8                 111.9                  86.2
Non-Core                                              -                 2.6                   0.5                  40.5
-----------------------------------------------------------------------------------------------------------------------
     Subtotal - segments                           98.4                92.3                 291.2                 298.4
Corporate/Insurance                                   -                 0.1                     -                     -
-----------------------------------------------------------------------------------------------------------------------
     Total                                       $ 98.4             $  92.4               $ 291.2               $ 298.4
=======================================================================================================================



A reclassification was made to the prior year three- and nine-month segment revenues in order to conform to the current year presentation.


                                             For the three months ended                   For the nine months ended
                                             --------------------------                 ------------------------------
                                           Sept. 30, 2001    Sept. 30, 2000           Sept. 30, 2001      Sept. 30, 2000
========================================================================================================================
Income/(loss) from operations
  without corporate expenses
  allocated:
Engineering                                         $  5.1            $  3.9                $  14.2              $  11.7
Energy                                                 4.1               2.3                   10.3                  5.2
Non-Core                                              (0.1)             (0.3)                   0.3                  0.5
------------------------------------------------------------------------------------------------------------------------
     Subtotal - segments                               9.1               5.9                   24.8                 17.4
Corporate/Insurance                                   (3.5)             (1.9)                  (9.1)                (5.6)
------------------------------------------------------------------------------------------------------------------------
     Total                                          $  5.6            $  4.0                $  15.7              $  11.8
========================================================================================================================


                                                                                     Sept. 30, 2001        Dec. 31, 2000
========================================================================================================================
Segment assets:
Engineering                                                                                 $  76.8              $  70.9
Energy                                                                                         51.3                 43.2
Non-Core                                                                                       14.3                  2.8
------------------------------------------------------------------------------------------------------------------------
     Subtotal - segments                                                                      142.4                116.9
Corporate/Insurance                                                                             6.4                 20.5
------------------------------------------------------------------------------------------------------------------------
     Total                                                                                  $ 148.8              $ 137.4
========================================================================================================================

A reclassification was made to the segment asset balances as of December 31, 2000 in order to conform to the current year presentation.

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

In September 2001, the Company entered into an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30,

2001, no borrowings were outstanding under the Agreement; however; letters of credit totaling $2.7 million were outstanding as of this date.

The Agreement provides for the Company to borrow at the bank's prime interest rate or at LIBOR plus an applicable margin determined by the Company's leverage ratio. The Agreement also requires the Company to meet certain equity, leverage, interest and rent coverage, and current ratio requirements. Under the Agreement, the Company pays the bank commitment fees of 3/8% per year based on the unused portion of the commitment.

NOTE 5 - CONTINGENCIES

The Company has reviewed the status of contingencies outstanding at September 30, 2001. Except as noted below, management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2000.

The Company's professional liability errors and omissions insurance coverage had been placed with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, the Company is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. Although the plaintiff in this case claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether the Company will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with the Company's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its financial statements as of September 30, 2001.

The Company previously reported that the Company and one of its wholly-owned subsidiaries were defendants in a lawsuit brought in 1987 in the Superior Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York, asserting breach of contract and alleging damages of $13 million. In September 2001, this litigation was settled for a net payment of $1.1 million. This settlement amount had been accrued in prior years' financial statements.

NOTE 6 - NON-CORE OPERATIONS

On January 10, 2001, Baker Mellon Stuart Construction, Inc. ("BMSCI"), a subsidiary of the Company, and Travelers Casualty and Surety Company of America, BMSCI's surety, filed an appeal of the previously reported judgment by the United States District Court for the Middle District of Florida (the "Court") in favor of ADF International, Inc. ("ADF"). As a result of this appeal, the Company was required by the appellate court to place $11.3 million into an escrow account (see Note 2 of the Company's consolidated financial statements for the year ended December 31, 2000). This escrow amount reflected the $10.0 million principal judgment against BMSCI and post-judgment interest expense of $1.3 million. The Company will continue recording both interest income (at a fluctuating market investment rate) and interest expense (at a rate of 6.052%, as stipulated by the appellate court) on the escrow amount until settlement.

On April 6, 2001, the Court entered a judgment on ADF's claim for attorney's fees and costs in connection with the foregoing action. The Court awarded ADF $1.1 million in attorney's fees and costs, but denied ADF's claim for an additional $0.4 million in expenses. BMSCI, Travelers and ADF subsequently appealed this judgment. As a result of this appeal, the Company was required by the appellate court to place $1.2 million into an escrow account. This escrow amount reflected the $1.1 million fee and cost judgment against BMSCI and post-judgment interest expense of $0.1 million. As stated above, the Company will also continue recording both interest income and interest expense on this escrow amount until settlement.

Pursuant to the terms of the preceding escrow arrangements, interest income on the escrowed amounts up to pre-established limits will be retained in the escrow accounts as security for attorney's fees incurred by ADF in pursuing the appeals. These amounts will be paid to ADF in the event that they prevail and are awarded such fees. These pre-established limits were met during the third quarter of 2001 and totaled approximately $0.2 million at September 30, 2001.

The Company's appeals of the principal and attorney's fees judgments were consolidated and argued on November 6, 2001. The appellate court's decision is pending. The Company's asset and liability balances related to the ADF judgments are reflected as current asset and liability accounts, since management believes that the appellate court's decision will be issued within 12 months.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively.

SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value less cost to sell. Adoption of this new standard will be required effective January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its financial statements.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to prior year balance sheet amounts in order to conform to the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended September 30, 2001 and 2000 (in millions):


                                             For the three months ended               For the nine months ended
                                             --------------------------               -------------------------
                                           Sept. 30, 2001      Sept. 30, 2000     Sept. 30, 2001       Sept. 30, 2000
=====================================================================================================================
Total contract revenues:
Engineering                                        $ 60.6              $ 57.9            $ 178.8              $ 171.7
Energy                                               37.8                31.8              111.9                 86.2
Non-Core*                                               -                 2.6                0.5                 40.5
---------------------------------------------------------------------------------------------------------------------
     Subtotal - segments                             98.4                92.3              291.2                298.4
Corporate/Insurance                                     -                 0.1                  -                    -
---------------------------------------------------------------------------------------------------------------------
     Total                                         $ 98.4              $ 92.4            $ 291.2              $ 298.4
=====================================================================================================================


A reclassification was made to the prior year three- and nine-month segment revenues in order to conform to the current year presentation.

                                            For the three months ended                For the nine months ended
                                            --------------------------                -------------------------
                                          Sept. 30, 2001      Sept. 30, 2000      Sept. 30, 2001        Sept. 30, 2000
======================================================================================================================

Income/(loss) from operations
   with corporate expenses
   allocated:
Engineering                                       $  3.6              $  2.8              $  9.9                $  8.6
Energy                                               3.4                 1.9                 8.4                   4.2
Non-Core*                                          (1.1)                (0.3)               (1.8)                 (0.1)
----------------------------------------------------------------------------------------------------------------------
     Subtotal - segments                             5.9                 4.4                16.5                  12.7
Corporate/Insurance                                 (0.3)               (0.4)               (0.8)                 (0.9)
----------------------------------------------------------------------------------------------------------------------
     Total                                        $  5.6              $  4.0             $  15.7               $  11.8
======================================================================================================================


* Non-Core operations are defined as the construction operations that are being wound down within the Buildings and Transportation units, and the Civil-BSSI division, which was sold effective June 1, 2000.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (consolidated revenues less non-core) increased 10% in the third quarter of 2001 over the third quarter of 2000. Energy revenues increased 19% in the third quarter of 2001 as compared to the third quarter of 2000. This increase was driven by OPCO(SM), Baker Energy's Operations Consolidation Model, which contributed 33% and 29% of Baker Energy's total contract revenues for the third quarter of 2001 and 2000, respectively, and higher revenues associated with new work in Energy's operations engineering business. Engineering revenues increased 5% in the third quarter of 2001 as a result of growth within the civil, transportation and architectural markets. The absence of revenues for the Company's non-core operations during the third quarter of 2001 again reflects the wind-down of the former Buildings and Transportation construction divisions and the sale of Baker Support Services, Inc. ("BSSI") effective June 1, 2000.

For the first nine months of 2001, total contract revenues from the Company's ongoing operations increased 13% over the corresponding period in 2000. Energy revenues increased 30% for the first nine months of 2001 as compared to the first nine months of 2000. This increase is again primarily attributable to OPCO, which contributed 32% and 25% of Baker Energy's total contract revenues for the first nine months of 2001 and 2000, respectively, and new work in Energy's operations engineering business. In the Engineering segment, revenues increased 4% during the first nine months of 2001 due primarily to growth in the civil, transportation and architectural markets, as partially offset by a decline in environmental revenues due to lower funding levels associated with the Navy CLEAN program. In addition, delays in client funding slowed the initiation of certain Engineering projects and lowered revenues for the first nine months of 2001.

GROSS PROFIT

For the Company's ongoing operations, gross profit expressed as a percentage of revenues increased to 17.9% in the third quarter of 2001 from 15.3% in the third quarter of 2000. The Energy segment's gross profit percentage increased to 20.4% in the third quarter of 2001 from 18.6% in the third quarter of 2000. OPCO contracts posted a gross profit percentage of 31% in the third quarter of 2001 as compared to 12% in the comparable period of 2000. This increased profitability resulted from improved cost efficiencies in the OPCO operations, and was further enhanced by improved profitability on operations engineering projects within the Energy segment during the third quarter of 2001. The Engineering segment posted a gross profit percentage of 16.8% in the third quarter of 2001, up from 14.0% in the comparable period of 2000. This increased profitability primarily resulted from telecommunications projects which commenced during the third quarter of 2000, an annual project award fee which was recognized during the third quarter for 2001 but during the fourth quarter for 2000, and an overall performance improvement on existing projects for 2001. Gross profit for the Company's non-core operations was a loss of $0.1 million for the third quarter of 2001 versus a loss of $0.2 million for the comparable period of 2000. Both periods' results for non-core operations included only the two former construction divisions, as the former BSSI division was sold effective June 1, 2000.

For the Company's ongoing operations, gross profit expressed as a percentage of revenues increased to 16.9% for the first nine months of 2001 from 15.2% in the comparable period of 2000. The Energy segment's gross profit percentage increased to 18.4% in the first nine months of 2001 from 17.9% in the comparable period of 2000. Over these same periods, Energy's OPCO-related gross profit percentage was 23% for the first nine months of 2001 as compared to 19% for the comparable period of 2000. The Engineering segment's gross profit percentage improved to 16.4% for the first nine months of 2001 from 14.3% in the same period of 2000. The reasons for these segments' year-to-date profitability improvements are consistent with those discussed in the preceding paragraph. For the first nine months of 2001, the Company's non-core operations posted gross profit of $0.4 million versus $3.4 million for the comparable period of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the Company's ongoing operations, selling, general and administrative expenses expressed as a percentage of total contract revenues increased to 11.1% in the third quarter of 2001 from 10.5% in the third quarter of 2000. In the Energy segment, selling, general and administrative expenses expressed as a percentage of total revenues decreased to 11.4% in the third quarter of 2001 from 12.6% in 2000. This decrease is attributable to the addition of O&M services to several OPCO contracts during the second half of 2000, which resulted in a 2001 revenue increase without a corresponding increase in overhead costs. This percentage decrease was partially offset by the combination of higher compensation-related expenses and higher corporate overhead allocations to both the Engineering and Energy segments due to the wind-down of the construction divisions. In the Engineering segment, selling, general and administrative expenses expressed as a percentage of total revenues increased to 10.9% in the third quarter of 2001 from 9.2% in 2000. This percentage increase is primarily attributable to the above mentioned increase in compensation-related expenses and corporate overhead allocations. For the non-core operations, selling, general and administrative expenses increased from $0.1 million in the third quarter of 2000 to $0.9 million in the third quarter of 2001. The 2001 amount entirely reflects construction-related legal spending in connection with the Company's ADF appeal and its claim against HOK, both of which are related to the Universal project. These 2001 legal costs were included in corporate overhead and allocated entirely to non-core operations.

For the first nine months of 2001, selling, general and administrative expenses for the Company's ongoing operations expressed as a percentage of related total contract revenues increased only slightly to 10.9% in the first nine months of 2001 from 10.6% in the first nine months of 2000. In the Energy segment, selling, general and administrative expenses expressed as a percentage of total revenues decreased to 10.9% in the first nine months of 2001 from 13.0% in 2000. The Engineering segment's selling, general and administrative expenses expressed as a percentage of total revenues increased to 10.8% for the first nine months of 2001 from 9.3% in the corresponding period of 2000. The reasons for both segments' percentage variances are discussed in the preceding paragraph. For the non-core operations, selling, general and administrative expenses decreased from $3.5 million in the first nine months of 2000 to $2.2 million in the first nine months of 2001, due to the sale of BSSI and wind-down of the two former construction divisions. As discussed in the preceding paragraph, these 2001 selling, general and administrative expenses relate entirely to legal costs included as corporate overhead and allocated to non-core operations.

OTHER INCOME

Interest income was slightly higher for the third quarter of 2001 as compared to the third quarter of 2000 due primarily to interest earned on the money placed in escrow for the appeal of the ADF judgments. Interest expense was higher for the third quarter of 2001 as compared to the third quarter of 2000 due to the Company's recording of interest expense associated with the ADF escrow. Other income was negligible for the third quarter of 2001, compared to other income of $0.2 million for the third quarter of 2000. The 2000 amount primarily reflected a non-core gain associated with the sale of certain construction equipment.

Interest income was higher and interest expense was lower for the first nine months of 2001 as compared to the first nine months of 2000 for the same reasons as discussed in the preceding paragraph. In addition, during the first five months of 2000 (i.e., prior to the sale of BSSI), the Company was in a net borrowed position which resulted in higher interest expense under its credit agreement during that period. Other income was again negligible for the first nine months of 2001 versus $1.0 million for the first nine months of 2000. The more significant components of other income for the first nine months of 2000 were a gain of $2.2 million from the sale of BSSI, as offset by non-core charges totaling $1.0 million related to the above mentioned sale of certain construction equipment.

As discussed in Note 6 to the accompanying financial statements, the Company will record both interest income (at a fluctuating market investment rate) and interest expense (at a rate of 6.052%, as stipulated by the appellate court) on the ADF escrow amount until settlement. If investment rates continue to fall during 2001, the Company's net interest expense on the escrow funds will continue to increase.

INCOME TAXES

During the third quarter of 2001, the Company increased its year-to-date effective rate for income taxes from 45% to 45.5%. This increase reflects a slightly less favorable mix of estimated domestic and foreign taxable income for the year ending December 31, 2001. During the third quarter of 2000, the Company reduced its year-to-date effective tax rate from 47% to 46%. This adjustment reflected a more favorable domestic mix of the estimated 2000 taxable income for the Company's subsidiaries. The slightly lower year-to-date effective rate of 45.5% for 2001 (versus 46% in 2000) primarily results from the Company's expectation of higher domestic income before taxes for 2001.

CONTRACT BACKLOG


                                                                         September 30, 2001         December 31, 2000
=====================================================================================================================

Engineering                                                                         $ 382.1                   $ 318.7
Energy                                                                                157.7                     183.2
Non-Core                                                                                  -                         -
---------------------------------------------------------------------------------------------------------------------
     Total                                                                          $ 539.8                   $ 501.9
=====================================================================================================================


Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal Government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the third quarter of 2001 was a contract to provide environmental master planning and engineering services for $25 million in the Engineering segment. The overall decrease in the Energy segment's backlog results from the loss of a lower margin operations and maintenance contract and an international manpower contract, changes in the scope of two other contracts, a client's sale of certain properties, and a reduction associated with a West African operations and maintenance contract.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved to $9.7 million for the first nine months of 2001 from net cash used in operating activities of $2.2 million for the same period in 2000. Operating cash flow for the first nine months of 2000 was abnormally and unfavorably impacted by the wind-down of the former construction divisions and the sale of certain heavy and highway construction assets and contracts.

Net cash used in investing activities was $6.8 million for the first nine months of 2001, compared to net cash provided by investing activities of $12.5 million for the first nine months of 2000. The net cash used in investing activities for the first nine months of 2001 reflects the funding of $12.7 million into an escrow account stipulated in connection with the Company's appeal of the ADF judgment (see Note 6 to the accompanying financial statements) and capital expenditures of $3.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The net cash provided by investing activities for the first nine months of 2000 included proceeds from the sale of BSSI and certain heavy and highway construction assets totaling $13.9 million and $0.7 million, respectively, as offset by capital expenditures of $2.2 million. The increase in capital expenditures resulted primarily from the Company's expansion of certain offices and its related purchases of office equipment during the first nine months of 2001. In addition, the Company purchased computer equipment during 2001, but acquired similar computer equipment under operating leases during 2000.

Net cash used in financing activities totaled $2.3 million for the first nine months of 2001, compared to net cash used in financing activities of $9.9 million for the same period in 2000. The net cash used in financing activities for the first nine months of 2001 primarily reflects a final payment of $2.2 million on a seller note associated with the 1999 Steen acquisition. Pursuant to the Company's stock repurchase program, the Company paid $0.3 million to acquire 24,300 additional treasury shares during the third quarter of 2001. The net cash used in financing activities for the first nine months of 2000 resulted from the Company's repayment of its outstanding borrowings under its credit agreement.

Working capital increased to $37.9 million at September 30, 2001 from $29.4 million at December 31, 2000. The current ratio was 1.44:1 at the end of the third quarter of 2001, compared to 1.35:1 at year-end 2000. These changes are principally attributable to an increase in unbilled revenues in both the Engineering and Energy segments. In addition to the Company's higher volumes in 2001, this increase also reflects situations where the Company's Engineering and Energy segments have provided services and recognized costs, but the contract execution is pending and/or the contract revenue recognition has been delayed until the related contracts and change orders have been fully documented with the clients. The other factor impacting working capital and the current ratio for the first nine months of 2001 was the reclassification of the Company's litigation escrow and reserve accounts from long-term to current assets and liabilities, as discussed in Note 6 to the accompanying financial statements. This reclassification had the effect of increasing working capital while slightly reducing the current ratio.

In September 2001, the Company entered into an unsecured credit agreement with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2001, no borrowings were outstanding under the agreement; however; letters of credit totaling $2.7 million were outstanding as of this date.

The Company's professional liability errors and omissions insurance coverage had been placed with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, the Company is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. Although the plaintiff in this case claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether the Company will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with the Company's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its financial statements as of September 30, 2001.

Short- and long-term liquidity is dependent upon appropriations of public funds for infrastructure and other government-funded projects, the demand for the Company's services in the oil and gas markets, and capital spending levels in the private sector. Additional external factors such as price fluctuations in the energy industry could affect the Company. The current federal transportation legislation (TEA-21 and AIR-21) will continue to provide significant increases in funding for transportation infrastructure projects during the remainder of 2001 and beyond. At this time, management believes that its funds generated from operations and its new credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

The Company has a $500 million bonding line available through Travelers Casualty & Surety Company of America. Management believes that this line will be sufficient to meet its bid and performance bonding needs for at least the next year.

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

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively.

SFAS 143 requires obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value less cost to sell. Adoption of this new standard will be required effective January 1, 2002. The Company does not believe that adoption of these statements will have a material impact on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------

The Company's primary interest rate risk relates to its variable-rate investments and debt obligations. While its variable-rate debt obligations were negligible as of September 30, 2001, the Company's litigation escrow (investment) balance totaled $12.7 million as of this date. If interest rates on investments or borrowings were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. The Company has no interest rate swap or exchange agreements.

Less than 1% of the Company's total assets and total contract revenues as of and for the periods ended September 30, 2001 were denominated in currencies other than the U.S. Dollar. If foreign currency exchange rates were to change unfavorably by 10%, the Company would have no material exposure to foreign currency exchange risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.


                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

(a)      The following exhibits are included herewith as a part of this Report:

Exhibit No.   Description
-----------   -----------

  10.3 Loan Agreement dated September 5, 2001, by and between the Registrant and Mellon Bank, N.A., National City Bank of Pennsylvania, and Fifth Third Bank (schedules and exhibits omitted), filed herewith.

(b)      Reports on Form 8-K
         -------------------

During the quarter ended September 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MICHAEL BAKER CORPORATION

/s/ William P. Mooney                                 Dated:  November 9, 2001
----------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer


/s/ Craig O. Stuver                                   Dated:  November 9, 2001
----------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Principal Accounting Officer)