Form 10-K405
period 2001-12-31
BAKER MICHAEL CORP
filed 2002-03-21
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                          COMMISSION FILE NUMBER 1-6627

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The Registrant estimates that as of March 1, 2002, the aggregate market value of shares of the Registrant's Common Stock held by non-affiliates (excluding for purposes of this calculation only, 3,290,436 shares of Common Stock held of record or beneficially by the executive officers and directors of the Registrant as a group and the Registrant's Employee Stock Ownership Plan) of the Registrant was $70,452,087 for the Common Stock.

As of March 15, 2002, the Registrant had 8,301,253 outstanding shares of its Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                                   Parts of Form 10-K into which
                    Document                         Document is incorporated
--------------------------------------------------------------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 2001                        I, II
Proxy Statement to be distributed in connection with
  the 2002 Annual Meeting of Shareholders                      III

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning future operations and performance of the Registrant. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Registrant's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1.       BUSINESS

Michael Baker Corporation ("Baker" or "the Registrant") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries and joint ventures, Baker provides engineering and energy expertise for public and private sector clients worldwide.

Effective January 1, 2001, the Registrant changed its business segments to better reflect how management makes resource decisions and assesses its performance. Accordingly, the Registrant now reports the following three business segments: Engineering, Energy and Non-Core. All prior periods have been restated to reflect the Registrant's new reportable segments. Information regarding these business segments is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Information regarding the amounts of revenues, operating income, total assets, capital expenditures, and depreciation and amortization expense attributable to the Registrant's reportable segments is contained in Note 6 to the consolidated financial statements, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2001 by Engineering News Record magazine, Baker ranked 41st among the top 500 U.S. design firms; 15th among water supply firms; 17th among transportation design firms, including 15th in highways and bridges and 16th in airports; 30th among construction management-for-fee firms; 56th among environmental firms; 60th among global design firms; and 188th among international design firms. These rankings were based on 2000 revenues. In addition, the Registrant believes that it is one of the largest providers of outsourced operations and maintenance services in the Gulf of Mexico.

BUSINESS SEGMENTS

The following briefly describes the Registrant's business segments:

Engineering - The Engineering segment provides a variety of design and related consulting services. Such services include design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, software development, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems. The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. This segment has provided services in the telecommunications, resource management, pipeline, emergency and consequence management, and water/wastewater markets. This segment is susceptible to upward and downward fluctuations in Federal and state government spending.

The Registrant's transportation services have benefited from the U.S. government's Federal transportation infrastructure legislation (TEA-21 and AIR-21) in recent years. The Registrant intends to partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation marketplace.

Energy - The Energy segment specializes in providing a full range of technical services for operating energy production facilities. The segment's comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance and supply chain management. The Energy segment serves both major and smaller independent oil and gas producing companies, as well as domestic regulated utilities and independent power producers. By integrating its diverse operating and management skills, the Energy segment has evolved into a single source supplier of personnel recruiting, training, and comprehensive operations and maintenance and supply chain management services.

One innovative service delivery method employed by the segment is OPCO(SM), a sophisticated operating model that has broadened the Energy segment's service offerings in the Gulf of Mexico and enhanced both the Registrant's and its clients' operating margins. In connection with its offering of OPCO services, the segment has built a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for OPCO participants. Presently, the Registrant is working under OPCO agreements with several major and large independent oil and gas producers.

This segment operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand and Nigeria. The local political environment in certain of these countries subjects the Registrant's related trade receivables, due from subsidiaries of major oil companies, to unique collection delays. Based upon past experience with these clients, after giving effect to the Registrant's related allowance for doubtful accounts balance at December 31, 2001, management believes that these receivable balances will be fully collectible.

Non-Core - The Non-Core segment consists of the former buildings and transportation construction operations that are being wound down, and the former Baker Support Services, Inc. ("BSSI") subsidiary, which was sold effective June 1, 2000.

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2001, 2000 and 1999, approximately 86%, 91% and 90% of the Registrant's total contract revenues, respectively, were derived from work performed within the United States. Further financial information regarding the Registrant's domestic and foreign operations is contained in Notes 6 and 13 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Registrant's domestic revenues, the majority comprises engineering work performed in the Northeast region of the U.S. and operations and maintenance work performed by its Energy segment in Texas, Louisiana and the Gulf of Mexico. The Registrant's international revenues are derived primarily from its Energy segment.

BACKLOG

The Registrant's backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized. The Registrant's backlog at December 31, 2001 and 2000 was $510 million and $502 million, respectively. The overall 2001 increase reflects a 19% increase in backlog in the Registrant's Engineering segment as a result of continued TEA-21 funding. In the Energy segment, the runoff of backlog related to OPCO contracts caused a backlog decrease during 2001; however, several new OPCO contracts are currently under negotiation. These negotiations could result in an increase in the Energy segment's backlog during 2002. Oil and gas industry merger, acquisition and disposition programs affecting the Registrant's clients can also result in increases or decreases to the Registrant's Energy backlog.

There is not necessarily a direct correlation between the Registrant's backlog amounts and its annual total contract revenues. Further, the Registrant's backlog amounts do not represent a guarantee of future revenues or results of operations. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Registrant's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Registrant's experience has been that these optional contract renewals have generally been exercised. Engineering backlog generally is highest during the last quarter of the Registrant's fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 12%, 17% and 21% of the Registrant's total contract revenues for the years ended December 31, 2001, 2000 and 1999, respectively. These percentages have declined as a result of the June 2000 sale of BSSI. No individual contract accounted for more than 10% of the Registrant's total contract revenues in 2001 and 2000; however, several contracts with the Pennsylvania Department of Transportation provided 11% of the Registrant's total contract revenues for 1999.

COMPETITIVE CONDITIONS

The Registrant's business is highly competitive with respect to all principal services it offers. Baker competes with numerous public and private firms that provide some or all of the services provided by the Registrant. The competitive conditions in the Registrant's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with Federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. The Baker business segments employ extensive cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

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

SEASONALITY

Based upon the Registrant's experience, the Engineering segment's total contract revenues and net income have historically been lower for the first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Northeast and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact the Registrant's offering of construction management services.

PERSONNEL

At December 31, 2001, the Registrant had 3,970 total employees, none of which are represented by labor unions. Of this year-end 2001 total, the Engineering segment had 2,006 employees, the Energy segment had 1,927, and the Registrant's corporate staff included 37 employees. The Non-Core segment, which comprises businesses being wound down, had no remaining employees at December 31, 2001.

ITEM 2.       PROPERTIES

The headquarters offices of the Registrant are located in Coraopolis, Pennsylvania, at which approximately 144,000 square feet of office space is leased for use by the Registrant's Engineering segment and its Corporate staff. The Registrant's Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on market prices. Aside from its Coraopolis offices, the Registrant's Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 323,000 square feet in the U.S. Likewise, the Registrant's Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 53,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2010.

The lease of the Registrant's offices located in Coraopolis expires on June 30, 2002 and becomes renewable at the option of the Registrant on a month-to-month basis thereafter. During 2001, the Registrant signed a ten-year lease for a new facility that is currently under construction in Coraopolis, and expects to occupy that space during the fourth quarter of 2002. The Registrant also owns a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on a 175-acre site and utilized by the Registrant's Engineering segment. The Registrant believes that its current facilities, and those currently under construction, will be adequate for the operation of its business during the next year, and that suitable additional office space is available to accommodate any needs that may arise.

ITEM 3.       LEGAL PROCEEDINGS

As discussed in Note 4 to the consolidated financial statements referenced herein, in March 1999, Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Registrant, was terminated by Universal City Development Partners ("UCDP") with respect to the CityWalk construction project being performed by BMSCI at the Universal Studios theme park in Orlando, Florida. UCDP alleged contract breaches related to the quality of work, contract administration and delays in project completion, and sought damages, including consequential damages related to project delays. Both parties filed lawsuits in this matter during the first quarter of 1999. Pursuant to a March 2000 settlement agreement, BMSCI paid UCDP $2.0 million.

Certain subcontractors also sued BMSCI and its surety, Travelers Casualty and Surety Company of America ("Travelers"), seeking reimbursement for costs incurred and related damages. The most material of these claims involved a suit brought in U.S. District Court by ADF International, Inc. ("ADF"), BMSCI's subcontractor for structural steel and miscellaneous metals, against BMSCI and Travelers, seeking damages for alleged breaches of contract relating to the project.

On December 28, 2000, liability judgments were entered by the District Court in favor of ADF against BMSCI and Travelers, jointly and severally, in the amount of $10.0 million. In January 2001, BMSCI and Travelers filed an appeal of the ADF liability judgment with the 11th Circuit Court of Appeals ("Court of Appeals"). In April 2001, the District Court entered an additional judgment totaling $1.1 million on behalf of ADF relative to its claim for attorney's fees and costs in connection with the foregoing action. BMSCI, Travelers and ADF subsequently filed appeals of this judgment with the Court of Appeals. In conjunction with filing these appeals, BMSCI was required by the Court of Appeals to post security, and subsequently placed amounts totaling $12.7 million into an escrow account during 2001. This escrow amount reflected the $10.0 million liability judgment, the $1.1 million judgement for attorney's fees, post-judgment interest expense of $1.4 million, and additional security amounts totaling $0.2 million.

During February 2002, in separate rulings, the Court of Appeals reversed both of the District Court's prior judgments for liability and attorney's fees and costs on behalf of BMSCI, and remanded the ADF matters back to the District Court for further proceedings. The Registrant's accrued liability balance totaling $11.8 million at December 31, 2001 and relating to the earlier judgments was not adjusted at year-end 2001 because the litigation and the Registrant's liability thereunder, if any, remain unresolved. Based upon the decisions of the Court of Appeals, BMSCI is currently pursuing the release of the previously referenced escrow amount.

The Registrant's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Registrant is uncertain at this time what effect these actions will have on any claim the Registrant or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Registrant, is subject to one substantial claim which, if decided adversely, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with the BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Registrant has not accrued any amounts for this matter in its consolidated financial statements as of and for the year ended December 31, 2001.

On July 24, 2001, the Registrant announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Registrant acquired the Nigerian subsidiary as part of its acquisition of London-based Overseas Technical Services, Inc. in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Registrant has retained legal counsel to represent it in this matter and has conducted an internal investigation of these issues. The Registrant has been cooperating fully with the government's inquiry; however, since November 2001, there has been no contact between the Registrant and the Department of Justice in connection with this matter. At this time, the Registrant is uncertain but does not expect the costs of its investigation, its cooperation in the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the Registrant's internal investigation and the government's inquiry are ongoing and the Registrant's assessment of the outcome may vary as the investigation and inquiry proceed.

The Registrant previously reported that it and one of its wholly-owned subsidiaries were defendants in a lawsuit brought in 1987 in the Superior Court of the State of New York, Bronx County, by the Dormitory Authority of the State of New York, asserting breach of contract and alleging damages of $13 million. In September 2001, this litigation was settled by the Registrant's subsidiary for a net payment of $1.1 million. This settlement amount had been accrued in prior years' financial statements.

The Registrant has been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Registrant's business. After consultations with counsel, management believes that the Registrant has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Registrant.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following represents a listing of executive officers of the Registrant as of December 31, 2001.

Donald P. Fusilli, Jr. - Age 50; President and Chief Executive Officer of the Registrant since April 2001. Mr. Fusilli has been employed by the Registrant in various capacities since 1973, including President and Chief Operating Officer of the Registrant from 2000 to 2001; Executive Vice President of the Registrant from 1991 to 2000; President of Baker/MO Services, Inc., a subsidiary of the Registrant, from 1995 to 2000; and General Counsel and Secretary of the Registrant from 1986 through 1994.

William P. Mooney - Age 51; Executive Vice President and Chief Financial Officer of the Registrant since June 2000. Prior to joining the Registrant, Mr. Mooney served as executive vice president and chief financial officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000. Prior to joining FEI, he was the chief financial officer for Calgon Carbon Corporation from 1998 to 1999 and for Sylvan, Inc. from 1990 to 1998.

H. James McKnight - Age 57; Executive Vice President, General Counsel and Secretary of the Registrant since June 2000. Mr. McKnight has been employed by the Registrant since 1995, serving as Senior Vice President, General Counsel and Secretary of the Registrant from 1998 to 2000 and as Vice President, General Counsel and Secretary of the Registrant from 1995 to 1998.

Craig O. Stuver - Age 41; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer of the Registrant since April 2001. Prior to joining the Registrant, Mr. Stuver served as a vice president of finance for Marconi Communications from 2000 to April 2001. Mr. Stuver was also previously employed by the Registrant from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

Michael D. Whitten - Age 41; President of Baker Energy since June 2000. Mr. Whitten was previously Vice President of International Operations for Baker O&M International, a division of Baker Energy, since joining the Registrant in 1999. Prior to joining the Registrant, Mr. Whitten worked for bp Amoco for 17 years in various operations and senior management positions.

John D. Whiteford - Age 41; Executive Vice President of Michael Baker Jr., Inc., a subsidiary of the Registrant, and Manager of its North Region since June 2000. Mr. Whiteford previously served in various capacities with the Registrant since 1983, including Vice President of Baker Energy from 1997 to 2000 and Vice President of Baker Environmental, Inc. from 1986 to 1997.

James B. Richards - Age 54; Executive Vice President of Michael Baker Jr., Inc. and Manager of its South Region since June 2000. Since joining the Registrant in 1996, Mr. Richards previously served as Vice President of Michael Baker Jr. Inc. and Regional Manager of the Southeast Region from 1996 to 2000.

John D. Swanson - Age 45; Senior Vice President of Michael Baker Jr., Inc. and Manager of its West Region since June 2000. Mr. Swanson joined the Registrant in 1993 and was Assistant Vice President of Michael Baker Jr., Inc. from 1998 to 2000. From 1993 to 1998, Mr. Swanson served in various management capacities for subsidiaries of the Registrant.

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

At March 15, 2002, the Registrant had 1,670 holders of its Common Stock. During the fourth quarter of 2001, the Registrant announced that all of its Series B Common Stock would be exchanged into Common Stock. Under this program, each Series B share held by the Registrant's Employee Stock Ownership Plan (ESOP) was exchanged for approximately 1.018 shares of Common Stock during February 2002. Immediately following that exchange, the remaining Series B shares were automatically converted into Common equivalents in accordance with provisions of the Registrant's Articles of Incorporation. This exchange resulted in 23,452 shares of Common Stock being withdrawn from the Registrant's treasury stock.

ITEM 6.       SELECTED FINANCIAL DATA

A summary of selected financial data for the Registrant, including each of the last five fiscal years for the period ended December 31, 2001, is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant's primary interest rate risk relates to its variable-rate debt obligations and investments. As of December 31, 2001 and 2000, the Registrant had variable-rate debt obligations totaling zero and $2.2 million, respectively. Assuming a 10% increase in interest rates on the year-end 2000 variable-rate debt obligation (i.e., an increase from the actual weighted average interest rate of 9.5% as of December 31, 2000 to 10.45%), annual interest expense would have been approximately $21,000 higher in 2000 based on the year-end 2000 outstanding balance for variable-rate debt obligations. As of December 31, 2001 and 2000, the Registrant had variable-rate investment balances totaling approximately $24.7 million and $15.4 million, respectively. Assuming a 10% decrease in interest rates on these variable-rate investment balances (i.e., a decrease from the actual weighted average investment rates of 1.64% and 6.36%, to weighted average investment rates of 1.47% and 5.72%, as of December 31, 2001 and 2000, respectively), annual interest income would have been approximately $40,000 lower in 2001 and $98,000 lower in 2000, based on the respective year-end outstanding balances for variable-rate investments. Accordingly, on an overall basis, the Registrant has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

The Registrant has several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2001, such currencies included the Brazilian Real, British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 8.3% of the Registrant's consolidated total assets at December 31, 2001, and 6.2% of its consolidated total contract revenues for the year then ended. In assessing its exposure to foreign currency exchange rate risk, the Registrant recognizes that the majority of its foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing the Registrant to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, the Registrant has no material exposure to foreign currency exchange rate risk. The Registrant has no foreign currency exchange contracts.

Based on the nature of the Registrant's business, it has no direct exposure to commodity price risk.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 15, 2002, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Directors of the Registrant appears beneath the caption "Election of Directors" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2002 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Directors and Officers" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Registrant is set forth in Part I of this Report under the caption "Executive Officers of the Registrant." Such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

Information relating to executive compensation appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2002 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Registrant and by management has been set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement which will be distributed in connection with the 2002 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Registrant and its directors and officers appears beneath the caption "Directors and Officers" in the Registrant's definitive Proxy Statement which will be distributed in connection with its 2002 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
Exhibit 13.1 to this Form 10-K:

         Consolidated Statements of Income for the three years ended December
            31, 2001
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Cash Flows for the three years ended
            December 31, 2001
         Consolidated Statements of Shareholders' Investment for the three years ended December 31, 2001
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

(a)(2)   Financial statement schedules for the year ended December 31, 2001:

         Schedule II - Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Statement Schedule for the year ended December 31, 2001 (included as Exhibit 99.1 to this Form 10-K).

         All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

Exhibit No.                         Description
-----------                         -----------

    4.1 Rights Agreement dated November 16, 1999, between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to the Registrant's Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

   10.1 2001 Incentive Compensation Plan of Michael Baker Corporation, filed herewith.

   10.2 Consulting Agreement dated April 25, 2001, by and between the Registrant and Richard L. Shaw, filed as Exhibit 10.2(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   10.3 Employment Continuation Agreement dated as of October 27, 2000, by and between the Registrant and Donald P. Fusilli, Jr., William
               P. Mooney and H. James McKnight, filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

   10.3(a) Employment Continuation Agreement dated as of October 27, 2000, by and between the Registrant and James B. Richards, John D. Swanson, John D. Whiteford and Michael D. Whitten, filed as
               Exhibit 10.2(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

   10.3(b) Employment Continuation Agreement dated as of October 27, 2000, by and between the Registrant and John N. Hickman and Rodney Levett-Prinsep, filed as Exhibit 10.2(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

   10.3(c) Employment Continuation Agreement dated April 16, 2001 by and between the Registrant and Craig O. Stuver, filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

   10.4 Loan Agreement dated September 5, 2001, by and between the Registrant and Mellon Bank, N.A., National City Bank of Pennsylvania, and Fifth Third Bank (schedules and exhibits omitted), filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and incorporated herein by reference.

   10.4(a) First Amendment to Loan Agreement dated February 20, 2002, by and between the Registrant and Citizens Bank of Pennsylvania (assignee of Mellon Bank, N.A.), National City Bank of Pennsylvania and Fifth Third Bank, filed herewith.

Exhibit No.                         Description
-----------                         -----------

   10.5 Michael Baker Corporation 1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   10.6 Michael Baker Corporation 1996 Nonemployee Directors' Stock Incentive Plan, filed as Exhibit A to the Registrant's definitive Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, and incorporated herein by reference.

   13.1 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2001 and for the three years then ended, Report of Independent Accountants, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2001.

   21.1        Subsidiaries of the Registrant, filed herewith.

   23.1        Consent of Independent Accountants, filed herewith.

   99.1 Report of Independent Accountants on financial statement schedule for the year ended December 31, 2001, filed herewith.

(b)(1) The registrant filed no reports on Form 8-K during the fourth quarter of 2001.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MICHAEL BAKER CORPORATION

Dated:  March 21, 2002                By: /s/  Donald P. Fusilli, Jr.
                                          ---------------------------
                                          Donald P. Fusilli, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                              Title                               Date
---------                              -----                               ----
/s/  Donald P. Fusilli, Jr.            Director, President and Chief       March 21, 2002
-----------------------------------    Executive Officer
Donald P. Fusilli, Jr.


/s/  William P. Mooney                 Executive Vice President            March 21, 2002
-----------------------------------    and Chief Financial Officer
William P. Mooney


/s/  H. James McKnight                 Executive Vice President,           March 21, 2002
-----------------------------------    General Counsel and Secretary
H. James McKnight


/s/  Craig O. Stuver                   Senior Vice President, Corporate    March 21, 2002
-------------------------------------  Controller and Treasurer (Chief
Craig O. Stuver                        Accounting Officer)

/s/  Richard L. Shaw                   Chairman of the Board               March 21, 2002
-----------------------------------
Richard L. Shaw


/s/  Robert N. Bontempo                Director                            March 21, 2002
-----------------------------------
Robert N. Bontempo


/s/  Nicholas P. Constantakis          Director                            March 21, 2002
-----------------------------------
Nicholas P. Constantakis


                                       Director                            March 21, 2002
-----------------------------------
William J. Copeland


                                       Director                            March 21, 2002
-----------------------------------
Roy V. Gavert, Jr.


                                       Director                            March 21, 2002
-----------------------------------
Thomas D. Larson


                                       Director                            March 21, 2002
-----------------------------------
John E. Murray, Jr.


/s/  Pamela S. Pierce                  Director                            March 21, 2002
-----------------------------------
Pamela S. Pierce

MICHAEL BAKER CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2001
(In thousands)


-----------------------------------------------------------------------------------------------------------------------------------
                     Column A              Column B                  Column C                   Column D         Column E
                                                                    Additions
                                                         ------------------------------------
                                              Balance at    Charged to        Charged to                         Balance at
                   Description              beg. of year     expense        other accounts       Deductions *    end of year
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2001:

Allowance for doubtful accounts                 $26            $1,547             $0               ($65)            $1,508
-----------------------------------------------------------------------------------------------------------------------------------

* Reflects account receivable balances written off during the year.