Form 10-Q
period 2002-03-31
BAKER MICHAEL CORP
filed 2002-05-07
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

                  As of April 30, 2002:
                  ---------------------

                  Common Stock              8,349,273 shares

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

This Quarterly Report on Form 10-Q, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations"
section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, management changes, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                   For the three months ended
                                                   --------------------------
                                                 MARCH 31, 2002   March 31, 2001
--------------------------------------------------------------------------------
                                                         (In thousands, except
                                                           per share amounts)

Total contract revenues                               $ 95,922       $ 94,950

Cost of work performed                                  80,650         79,601
--------------------------------------------------------------------------------
         Gross profit                                   15,272         15,349

Selling, general and administrative expenses            12,112         10,884
--------------------------------------------------------------------------------
         Income from operations                          3,160          4,465

Other income/(expense):
   Interest income                                          92            259
   Interest expense                                        (21)          (174)
   Other, net                                              (85)            38
--------------------------------------------------------------------------------
         Income before income taxes                      3,146          4,588

Provision for income taxes                               1,432          2,100
--------------------------------------------------------------------------------
         NET INCOME                                   $  1,714       $  2,488
================================================================================

         BASIC NET INCOME PER SHARE                   $   0.21       $   0.30
         DILUTED NET INCOME PER SHARE                 $   0.20       $   0.30
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                      MARCH 31, 2002      Dec. 31, 2001
=============================================================================================================
                                                                                     (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                      $  16,220         $  18,482
Receivables                                                                       61,783            67,594
Cost of contracts in progress and estimated earnings, less billings               27,236            25,341
Litigation escrow                                                                 12,710            12,710
Prepaid expenses and other                                                         4,541             4,673
-------------------------------------------------------------------------------------------------------------
         Total current assets                                                    122,490           128,800
-------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                11,945            10,278
-------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                                          9,733             9,804
Other assets                                                                       3,788             2,748
-------------------------------------------------------------------------------------------------------------
         Total other assets                                                       13,521            12,552
-------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                          $ 147,956         $ 151,630
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                               $  20,160         $  21,885
Accrued employee compensation                                                     10,081            14,060
Accrued insurance                                                                  5,208             5,359
Accrued litigation reserve                                                        11,770            11,770
Income taxes payable                                                               6,573             6,424
Other accrued expenses                                                            24,237            22,263
Excess of billings on contracts in progress over cost and estimated
   Earnings                                                                        4,383             6,085
-------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                82,412            87,846
-------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES                                                                  2,329             2,291
Commitments and contingencies                                                          -                 -
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                            84,741            90,137
-------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,612,090 and 7,315,894 shares at 3/31/02 and 12/31/01, respectively            8,612             7,316
Series B Common Stock, par value $1, authorized 6,000,000 shares,
   issued 0 and 1,296,696 shares at 3/31/02 and 12/31/01, respectively                 -             1,297
Additional paid-in-capital                                                        37,560            37,734
Retained earnings                                                                 19,559            17,845
Other comprehensive loss                                                            (253)             (266)
Less - 310,837 and 334,289 shares of Common Stock in treasury,
   at cost, at 3/31/02 and 12/31/01, respectively                                 (2,263)           (2,433)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                               63,215            61,493
-------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $ 147,956         $ 151,630
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   For the three months ended
                                                                   --------------------------
                                                                MARCH 31, 2002   March 31, 2001
================================================================================================
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  1,714         $  2,488
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                                  1,155            1,355
       Changes in assets and liabilities:
          Decrease in receivables and contracts in progress           2,214               10
          Decrease in accounts payable and accrued expenses          (3,691)            (268)
          Decrease/(increase) in other net assets                       168             (658)
------------------------------------------------------------------------------------------------
       Total adjustments                                               (154)             439
------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                      1,560            2,927
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                           (2,818)          (1,129)
Investment in Energy Virtual Partners                                (1,000)               -
Proceeds from sale of short-term investments                              -            8,999
Funding of litigation escrow                                              -          (11,329)
------------------------------------------------------------------------------------------------
       Net cash used in investing activities                         (3,818)          (3,459)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                             (4)              (5)
Proceeds from exercise of stock options                                   -              127
------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by financing activities               (4)             122
------------------------------------------------------------------------------------------------

       Net decrease in cash and cash equivalents                     (2,262)            (410)

       Cash and cash equivalents, beginning of year                  18,482            9,122
------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 16,220         $  8,712
================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                      $     12         $     15
Income taxes paid                                                  $    797         $  1,138
================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2002
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,286,107 and 8,277,281 shares outstanding for the three-month periods ended March 31, 2002 and 2001, respectively. Diluted net income per share computations are based upon weighted averages of 8,503,002 and 8,328,965 shares outstanding for the three-month periods ended March 31, 2002 and 2001, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

NOTE 2 - BUSINESS SEGMENT INFORMATION

The Company has the following three reportable segments:

o The Engineering segment provides a variety of design and related consulting services. Such services include design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, software development, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems.

o The Energy segment provides a full range of technical services for operating energy production facilities. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(SM) operating model as a service delivery method.

o The Non-Core segment consists of the former buildings and transportation construction operations that are being wound down.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                                                For the three months ended
                                                --------------------------
                                             MARCH 31, 2002      March 31, 2001
================================================================================
Total contract revenues:
Engineering                                       $58.3              $57.0
Energy                                             37.6               37.5
Non-Core                                              -                0.5
--------------------------------------------------------------------------------
         Total                                    $95.9              $95.0
================================================================================


                                                For the three months ended
                                                --------------------------
                                             MARCH 31, 2002      March 31, 2001
================================================================================
Income/(loss) from operations without
  Corporate expenses allocated:
Engineering                                       $ 4.2              $ 3.6
Energy                                              1.7                2.8
Non-Core                                              -                0.4
--------------------------------------------------------------------------------
         Subtotal - segments                        5.9                6.8
Corporate/Insurance                                (2.7)              (2.3)
--------------------------------------------------------------------------------
         Total                                    $ 3.2              $ 4.5
================================================================================


                                             MARCH 31, 2002      Dec. 31, 2001
================================================================================
Segment assets:
Engineering                                      $ 68.8             $ 72.4
Energy                                             55.2               49.8
Non-Core                                           13.6               14.6
--------------------------------------------------------------------------------
         Subtotal - segments                      137.6              136.8
Corporate/Insurance                                10.4               14.8
--------------------------------------------------------------------------------
         Total                                   $148.0             $151.6
================================================================================

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $2.3 million were outstanding as of this date.

NOTE 4 - CONTINGENCIES

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of March 31, 2002.

On July 24, 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of London-based Overseas Technical Services, Inc. in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Company has retained legal counsel to represent it in this matter and has conducted an internal investigation of these issues. The Company has been cooperating fully with the government's inquiry. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation in the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the Company's internal investigation and the government's inquiry are ongoing and the Company's assessment of the outcome may vary as the investigation and inquiry proceed.

The Company has reviewed the status of other contingencies outstanding at March 31, 2002. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 5 - NON-CORE OPERATIONS

As further discussed in Note 4 to the Company's consolidated financial statements for the year ended December 31, 2001, in separate rulings during February 2002, the 11th Circuit Court of Appeals reversed both of the U.S. District Court's prior judgments for liability and attorney's fees and costs on behalf of Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Company, and remanded the ADF matters back to the District Court for further proceedings. The

Company's related accrued liability balance totaling $11.8 million at March 31, 2002 has not been adjusted because the litigation and the Company's liability thereunder, if any, remain unresolved. Based upon the decisions of the Court of Appeals, BMSCI is currently pursuing the release of the escrow amount.

NOTE 6 - GOODWILL

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company's goodwill balance will no longer be amortized, and goodwill impairment tests are required at least annually. The Company adopted this standard effective January 1, 2002, and will complete its initial impairment test during the second quarter. The Company does not expect that any impairment charge will result from this initial impairment test.

The Company's net income and earnings per share results related to the adoption of SFAS 142 are as follows (in thousands, except per share information):

                                                   For the three months ended
                                                   --------------------------
                                                MARCH 31, 2002   March 31, 2001
================================================================================
Reported net income                                  $1,714          $2,488
Add back:  Goodwill amortization, net of tax             -              94
--------------------------------------------------------------------------------
Adjusted net income                                  $1,714          $2,582
================================================================================

                                                   For the three months ended
                                                   --------------------------
                                                MARCH 31, 2002   March 31, 2001
================================================================================
Reported earnings per share:
    Basic                                            $0.21           $0.30
    Diluted                                          $0.20           $0.30
Adjusted earnings per share:
    Basic                                            $0.21           $0.31
    Diluted                                          $0.20           $0.31
================================================================================

NOTE 7 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively. SFAS 143 requires that obligations associated with retirements of tangible long-lived assets be recorded as liabilities when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003, and does not believe that adoption of this statement will have a material impact on its financial statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value, less cost to sell. This standard was adopted effective January 1, 2002. Such adoption did not have a material effect on the Company's financial position as of March 31, 2002 or its results of operations for the three months then ended.

NOTE 8 - CONSOLIDATION OF FOREIGN OPERATIONS

The differences between the amounts reported in the accompanying Condensed Consolidated Statement of Income for the period ended March 31, 2001 and those reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 are entirely attributable to the consolidation of local currency activities for two less-than-wholly-owned subsidiaries in Nigeria and Thailand. These subsidiaries' local currency results of operations were consolidated for the first time in the fourth quarter of 2001, and retroactively adjusted in the Company's results of operations for the first three quarters of 2001. These adjustments had no impact on net income for the first three quarters of 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the quarters ended March 31, 2002 and 2001 (in millions):

                                                 For the three months ended
                                               MARCH 31, 2002    March 31, 2001
-------------------------------------------------------------------------------
Total contract revenues:
Engineering                                        $58.3              $57.0
Energy                                              37.6               37.5
Non-Core*                                              -                0.5
-------------------------------------------------------------------------------
    Total                                          $95.9              $95.0
===============================================================================

                                                 For the three months ended
                                               MARCH 31, 2002    March 31, 2001
-------------------------------------------------------------------------------
Income/(loss) from operations with Corporate
expenses allocated:
Engineering                                        $ 2.8              $ 2.3
Energy                                               0.9                2.2
Non-Core*                                           (0.3)               0.2
-------------------------------------------------------------------------------
    Subtotal - segments                              3.4                4.7
Corporate/Insurance                                 (0.2)              (0.2)
-------------------------------------------------------------------------------
    Total                                          $ 3.2              $ 4.5
===============================================================================

* The Non-Core segment consists of the former Buildings and Transportation construction divisions, which are currently in the process of being wound down.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (defined as consolidated revenues less Non-Core revenues) increased only slightly in the first quarter of 2002 relative to the first quarter of 2001. In the Energy segment, revenues for the first quarter of 2002 were relatively unchanged from the first quarter of 2001. This resulted from the expiration of several older international contracts that were not renewed, and weaker than normal sales in both the domestic and international markets. OPCO revenues composed 30% of Baker Energy's total contract revenues for the first quarters of both 2002 and 2001. Engineering revenues increased 2% for the first quarter of 2002 as compared to the first quarter of 2001. This slight increase was adversely impacted by several transportation projects that were delayed due to uncertainties in Federal and state funding. As expected, the Company's Non-Core segment posted no revenues for the first quarter of 2002 as compared to $0.5 million in the first quarter of 2001. This decline in activity reflects the continuing wind-down of the Company's former construction operations.

GROSS PROFIT

For the Company's ongoing operations, gross profit expressed as a percentage of revenues increased slightly to 15.9% for the first quarter of 2002 from 15.8% in the first quarter of 2001. The Energy segment's gross profit percentage decreased to 14.1% in the first quarter of 2002 from 18.2% in the first quarter of 2001, primarily due to the expiration of several higher margin international contracts that were either not renewed or renewed at lower margins, and the commencement of several new lower margin domestic contracts. Energy's OPCO operations posted a gross profit margin percentage of 25% in the first quarter of 2002 as compared to 24% in the comparable period of 2001. The Engineering segment's gross profit percentage was 17.6% for the first quarter of 2002 compared to 14.6% in the comparable period of 2001. Contributing to this increase were an overall favorable mix of higher margin engineering contracts in the first quarter of 2002, as well as favorable adjustments on one project that has been completed and another that is nearing completion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues for the Company's ongoing operations increased to 12.4% in the first quarter of 2002 from 11.3% in the first quarter of 2001. This overall increase in SG&A expenses expressed as a percentage of total contract revenues was primarily the result of higher medical benefit and workers compensation insurance costs, pre-implementation expenses associated with a new Enterprise Resource Planning ("ERP") system, and higher payroll taxes associated with 2001 incentive compensation payments made during the first quarter of 2002. In the Energy segment, SG&A expenses expressed as a percentage of total revenues decreased to 11.6% in the first quarter of 2002 from 12.3% in 2001. This decrease resulted from the combination of unchanged Energy revenues and lower international personnel costs in the first quarter of 2002. In the Engineering segment, SG&A expenses increased to 12.8% as a percentage of revenues for the first quarter of 2002 from

10.6% in 2001. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with the aforementioned increases in medical benefit and workers compensation insurance costs, ERP-related expenses and the payroll taxes related to the incentive compensation payments. For the Company's Non-Core operations, SG&A expenses approximated $0.2 million for the first quarters of both 2001 and 2002. These SG&A expenses related entirely to legal costs associated with the ADF and HOK litigation.

OTHER INCOME

Interest income was lower for the first quarter of 2002 predominantly due to the significant reduction in interest rates that occurred during 2001. Interest expense was also lower for the first quarter of 2002 as compared to the first quarter of 2001. This decrease in interest expense results from the Company's third quarter 2001 repayment of all remaining seller-financed debt related to the 1999 Steen acquisition, and from the favorable February 2002 rulings on the ADF matters which made the further recording of interest expense on the ADF escrow unnecessary. Other expenses for the first quarter of 2002 result almost entirely from minority interest related to the income of two consolidated subsidiaries in the Energy segment.

INCOME TAXES

The Company had provisions for income taxes of 45.5% and 45.8% for the first quarters of 2002 and 2001, respectively. The slightly lower rate for 2002 is consistent with Company's full year rate for 2001 and reflects the Company's current best estimates of domestic and foreign taxable income for the year ending December 31, 2002.

CONTRACT BACKLOG

(In millions)                                 MARCH 31, 2002      Dec. 31, 2001
================================================================================
Engineering                                       $385.9             $378.9
Energy                                             147.6              130.7
--------------------------------------------------------------------------------
         Total                                    $533.5             $509.6
================================================================================


Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the first quarter of 2002 were an Engineering contract to provide GIS and support services in the amount of $8.5 million and a transportation-related contract to provide construction management support services and supplementary construction inspection and documentation services in the amount of $12.4 million. In the Energy segment, backlog increased during the first quarter of 2002 primarily due to the renewal of certain annual contracts that were completed during the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.6 million for the first quarter of 2002 as compared to $2.9 million for the same period in 2001. This decrease in cash provided by operating activities was the result of the lower net income for the first quarter of 2002, as well as the aforementioned payment of 2001 incentive compensation bonuses during the first quarter of 2002.

Net cash used in investing activities was $3.8 million for the first quarter of 2002, compared to $3.5 million for the first quarter of 2001. The net cash used in investing activities for the first quarter of 2002 reflects capital expenditures of $2.8 million and a $1.0 million investment in Energy Virtual Partners ("EVP"), a new management service business that offers a high-value alternative to selling mature, under-resourced oil and gas properties. The net cash used in investing activities for the first quarter of 2001 reflected the funding of $11.3 million into an escrow account stipulated in connection with the Company's appeal of the ADF judgment and capital expenditures of $1.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The increase in capital expenditures for the first quarter of 2002 resulted from the Company's purchase of computer software totaling $1.9 million related to the implementation of a new ERP system.

Net cash used in financing activities was negligible for the first quarter of 2002 as compared to net cash provided by financing activities totaling $0.1 million for the first quarter of 2001. The net cash provided by financing activities for the first quarter of 2001 reflects proceeds from the exercise of stock options.

Working capital decreased slightly to $40.1 million at March 31, 2002 from $41.0 million at December 31, 2001. The Company's current ratio was 1.49:1 at the end of the first quarter of 2002, compared to 1.47:1 at year-end 2001.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $2.3 million were outstanding as of this date.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America. At March 31, 2002, bonds totaling approximately $82.7 million were outstanding under this line. Of this outstanding amount, $73.9 million related to the Company's former construction operations. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of March 31, 2002.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has provided significant transportation funding increases to the various state agencies since its approval in 1998; however, the current Federal budget for 2003 reflects lower transportation funding than will be available for 2002. As a result, the Company has recently seen this market slowing due to Federal and state budget constraints. Management expects that transportation funding will receive significant attention during the Federal budget approval process this year, but cannot predict the outcome. Potentially offsetting any transportation budget reduction, the Company has recently seen increased Federal spending on FEMA, Department of Defense and Homeland Security activities. Additional government spending in these areas could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. As the Company commits to funding future acquisitions, it may need to adjust its financing strategies by lengthening existing debt maturities or seeking alternative debt instruments. At this time, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $15.6 million as of March 31, 2002. If interest rates on investments were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. In addition, the Company has no interest rate swap or exchange agreements.

The Company has several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. In assessing its exposure to foreign currency exchange rate risk, the Company recognizes that the majority of its foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing the Company to material transaction gains and losses. Assuming that foreign currency exchange rates could change unfavorably by 10%, the Company would have no material exposure to foreign currency exchange rate risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND THE USE OF PROCEEDS
        ---------------------------------------------

During the fourth quarter of 2001, the Company announced that all of its Series B Common Stock would be exchanged into Common Stock. Under this program, each Series B share held by the Company's Employee Stock Ownership Plan ("ESOP") was exchanged for approximately 1.018 shares of Common Stock during February 2002. Immediately following that exchange, the remaining Series B shares were automatically converted into Common equivalents in accordance with provisions of the Company's Articles of Incorporation. This exchange resulted in 23,452 shares of Common Stock being withdrawn from the Company's treasury stock, and a reduction in the voting rights related to the former Series B shares from ten votes per share to one. The financial effects of this exchange have been reflected in the Company's balance sheet as of March 31, 2002. This transaction did not impact the Company's net income for the first quarter of 2002 nor will it affect its net income in any future period. The utilization of the treasury shares will have no material effect on the Company's earnings per share computations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(b)     Reports on Form 8-K

During the quarter ended March 31, 2002, the Company filed no reports on Form
8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                 Dated:  May 7, 2002
-------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer


/s/  Craig O. Stuver                                   Dated:  May 7, 2002
-----------------------------------------
Craig O Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)