Form 10-Q
period 2002-06-30
BAKER MICHAEL CORP
filed 2002-08-08
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                  As of July 31, 2002:
                  --------------------

                  Common Stock              8,385,523 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                      For the three months ended
                                                     ----------------------------
                                                     JUNE 30, 2002  June 30, 2001
==================================================================================
                                                        (In thousands, except
                                                          per share amounts)

Total contract revenues                                $ 104,760      $ 102,652

Cost of work performed                                    86,935         85,091
----------------------------------------------------------------------------------
         Gross profit                                     17,825         17,561

Selling, general and administrative expenses              11,669         11,826
----------------------------------------------------------------------------------
         Income from operations                            6,156          5,735

Other income/(expense):
   Interest income                                            79            190
   Interest expense                                          (20)          (238)
   Other, net                                                 10             (5)
----------------------------------------------------------------------------------
         Income before income taxes                        6,225          5,682

Provision for income taxes                                 2,739          2,590
----------------------------------------------------------------------------------

         NET INCOME                                    $   3,486      $   3,092
==================================================================================

         BASIC NET INCOME PER SHARE                    $    0.42      $    0.37
         DILUTED NET INCOME PER SHARE                  $    0.41      $    0.37
==================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      For the six months ended
                                                     ----------------------------
                                                     JUNE 30, 2002  June 30, 2001
=================================================================================
                                                        (In thousands, except
                                                        per share amounts)
Total contract revenues                                $ 200,681      $ 197,602

Cost of work performed                                   167,584        164,692
---------------------------------------------------------------------------------
         Gross profit                                     33,097         32,910

Selling, general and administrative expenses              23,781         22,710
---------------------------------------------------------------------------------
         Income from operations                            9,316         10,200

Other income/(expense):
   Interest income                                           171            449
   Interest expense                                          (41)          (412)
   Other, net                                                (76)            33
---------------------------------------------------------------------------------
         Income before income taxes                        9,370         10,270

Provision for income taxes                                 4,170          4,690
---------------------------------------------------------------------------------

         NET INCOME                                    $   5,200      $   5,580
=================================================================================

         BASIC NET INCOME PER SHARE                    $    0.63      $    0.67
         DILUTED NET INCOME PER SHARE                  $    0.61      $    0.67
=================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                  JUNE 30, 2002  Dec. 31, 2001
=====================================================================================================
                                                                              (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                  $  23,083     $  18,482
Receivables                                                                   68,827        67,594
Cost of contracts in progress and estimated earnings, less billings           28,225        25,341
Litigation escrow                                                                375        12,710
Prepaid expenses and other                                                     2,640         1,429
-----------------------------------------------------------------------------------------------------
         Total current assets                                                123,150       125,556
-----------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                            13,019        10,278
-----------------------------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                                      9,661         9,804
Other assets                                                                   3,858         2,748
-----------------------------------------------------------------------------------------------------
         Total other assets                                                   13,519        12,552
-----------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                      $ 149,688     $ 148,386
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                           $  19,903     $  21,885
Accrued employee compensation                                                 13,169        15,413
Accrued insurance                                                              5,933         5,359
Accrued litigation reserve                                                    11,770        11,770
Income taxes payable                                                           4,350         1,827
Other accrued expenses                                                        21,159        22,263
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                    3,336         6,085
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                            79,620        84,602
-----------------------------------------------------------------------------------------------------

OTHER LIABILITIES                                                              2,708         2,291
Commitments and contingencies                                                   --            --
-----------------------------------------------------------------------------------------------------
     Total liabilities                                                        82,328        86,893
-----------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,696,360 and 7,315,894 shares at 6/30/02 and 12/31/01, respectively        8,696         7,316
Series B Common Stock, par value $1, authorized 6,000,000 shares,
   issued 0 and 1,296,696 shares at 6/30/02 and 12/31/01, respectively          --           1,297
Additional paid-in-capital                                                    38,169        37,734
Retained earnings                                                             23,045        17,845
Other comprehensive loss                                                        (287)         (266)
Less - 310,837 and 334,289 shares of Common Stock in treasury,
   at cost, at 6/30/02 and 12/31/01, respectively                             (2,263)       (2,433)
-----------------------------------------------------------------------------------------------------
     Total shareholders' investment                                           67,360        61,493
-----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $ 149,688     $ 148,386
=====================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             For the six months ended
                                                             ------------------------
                                                            JUNE 30, 2002  June 30, 2001
=========================================================================================
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  5,200     $  5,580
Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
       Depreciation and amortization                              2,067        2,648
       Changes in assets and liabilities:
          Increase in receivables and contracts in progress      (6,866)      (7,363)
          (Decrease)/increase in accounts payable and
           accrued expenses                                      (1,814)       3,293
          Increase in other net assets                           (1,126)        (106)
-----------------------------------------------------------------------------------------
       Total adjustments                                         (7,739)      (1,528)
-----------------------------------------------------------------------------------------
       Net cash (used in)/provided by operating activities       (2,539)       4,052
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                       (4,766)      (2,124)
Investment in Energy Virtual Partners                            (1,000)        --
Receipt of litigation escrow                                     12,335         --
Proceeds from sale of short-term investments                       --          8,999
Funding of litigation escrow                                       --        (12,701)
-----------------------------------------------------------------------------------------
       Net cash provided by/(used in) investing activities        6,569       (5,826)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                         (2)         (60)
Proceeds from exercise of stock options                             573          280
-----------------------------------------------------------------------------------------
       Net cash provided by financing activities                    571          220
-----------------------------------------------------------------------------------------

       Net increase/(decrease) in cash and cash equivalents       4,601       (1,554)

       Cash and cash equivalents, beginning of year              18,482        9,122
-----------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 23,083     $  7,568
=========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                  $     25     $     42
Income taxes paid                                              $  1,733     $  1,597
=========================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2002
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,346,474 and 8,301,363 for the three-month periods, and 8,316,457 and 8,289,389 for the six-month periods, ended June 30, 2002 and 2001, respectively. Diluted net income per share computations are based upon weighted averages of 8,539,427 and 8,415,696 shares outstanding for the three-month periods, and 8,521,368 and 8,365,228 for the six-month periods, ended June 30, 2002 and 2001, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

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

- The Energy segment provides a full range of technical services for operating energy production facilities. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(SM) operating model as a service delivery method.

- The Non-Core segment consists of the former buildings and transportation construction operations that are being wound down.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                                            For the three months ended                   For the six months ended
                                            --------------------------                   ------------------------
                                       JUNE 30, 2002          June 30, 2001          JUNE 30, 2002        June 30, 2001
=========================================================================================================================
Total contract revenues:
Engineering                                 $  61.9               $  61.3                $ 120.2             $ 118.3
Energy                                         42.9                  41.4                   80.5                78.8
Non-Core                                          -                     -                      -                 0.5
-------------------------------------------------------------------------------------------------------------------------
         Total                              $ 104.8               $ 102.7                $ 200.7             $ 197.6
=========================================================================================================================


                                               For the three months ended                   For the six months ended
                                               --------------------------                   ------------------------
                                          JUNE 30, 2002           June 30, 2001       JUNE 30, 2002        June 30, 2001
=========================================================================================================================
Income/(loss) from operations
  without Corporate expenses
  allocated:
Engineering                                   $   6.1               $   5.4               $  10.4              $   9.0
Energy                                            3.3                   3.5                   5.0                  6.3
Non-Core                                         (0.5)                  0.1                  (0.6)                 0.5
-------------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                      8.9                   9.0                  14.8                 15.8
Corporate/Insurance                              (2.7)                 (3.3)                 (5.5)                (5.6)
=========================================================================================================================
         Total                                $   6.2               $   5.7               $   9.3              $  10.2
=========================================================================================================================

                                                                               JUNE 30, 2002               Dec. 31, 2001
=========================================================================================================================
Segment assets:
Engineering                                                                       $  76.1                      $  72.4
Energy                                                                               51.7                         46.6
Non-Core                                                                              1.1                         14.6
-------------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                                                        128.9                        133.6
Corporate/Insurance                                                                  20.8                         14.8
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                    $ 149.7                      $ 148.4
=========================================================================================================================

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $6.3 million were outstanding as of this date.

NOTE 4 - CONTINGENCIES

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of June 30, 2002.

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

The Company has reviewed the status of other contingencies outstanding at June 30, 2002. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

Based on the decisions of the Court of Appeals, on August 2, 2002, the Company received approximately $12.3 million of the $12.7 million previously being held in escrow as a result of this litigation. The amount received has been reclassified from the "litigation escrow" balance to "cash and cash equivalents" in the Company's balance sheet at June 30, 2002. The remaining escrow amount of approximately $0.4 million, relating to an aspect of the litigation that was not contested by BMSCI, will be disbursed by the escrow agent to ADF. This liability was included in the "accrued litigation reserve" balance of $11.8 million shown on the Company's balance sheet at June 30, 2002. This liability balance has not been adjusted because the ADF litigation, and any additional liability of the Company thereunder, remain unresolved.

NOTE 6 - GOODWILL

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company's goodwill balance will no longer be amortized, and goodwill impairment tests are required at least annually. The Company adopted this standard effective January 1, 2002, and completed its initial impairment test during the second quarter. No impairment charge was recorded as a result of this initial impairment test.

The Company's net income and earnings per share results related to the adoption of SFAS 142 are as follows (in thousands, except per share information):

                                                     For the three months ended              For the six months ended
                                                     --------------------------              ------------------------
                                                  JUNE 30, 2002        June 30, 2001     JUNE 30, 2002       June 30, 2001
==========================================================================================================================
Reported net income                                 $  3,486            $  3,092           $  5,200            $  5,580
Add back: Goodwill
  amortization, net of tax                                 -                  94                  -                 188
--------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $  3,486            $  3,186           $  5,200            $  5,768
==========================================================================================================================

                                                    For the three months ended              For the six months ended
                                                    --------------------------              ------------------------
                                                 JUNE 30, 2002       June 30, 2001      JUNE 30, 2002       June 30, 2001
===========================================================================================================================
Reported earnings per share:
    Basic                                            $  0.42             $  0.37            $  0.63             $  0.67
    Diluted                                          $  0.41             $  0.37            $  0.61             $  0.67
Adjusted earnings per share:
    Basic                                            $  0.42             $  0.38            $  0.63             $  0.70
    Diluted                                          $  0.41             $  0.38            $  0.61             $  0.69
===========================================================================================================================

NOTE 7 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the

Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively. SFAS 143 requires that obligations associated with retirements of tangible long-lived assets be recorded as liabilities when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003, and does not believe that adoption of this statement will have a material impact on its financial statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value, less cost to sell. This standard was adopted effective January 1, 2002. Such adoption did not have a material effect on the Company's financial position as of June 30, 2002 or its results of operations for the three or six-month periods then ended.

In April 2002 and July 2002, the FASB issued Statements of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), and No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt and modifications of capital leases to operating leases. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. SFAS 146 addresses issues associated with exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of these statements will have a material impact on its financial statements.

NOTE 8 - CONSOLIDATION OF FOREIGN OPERATIONS

The differences between the amounts reported in the accompanying Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2001 and those reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 are entirely attributable to the consolidation of local currency activities for two less-than-wholly-owned subsidiaries in Nigeria and Thailand. These subsidiaries' local currency results of operations were consolidated for the first time in the fourth quarter of 2001, and retroactively adjusted in the Company's results of operations for the first three quarters of 2001. These adjustments had no impact on net income for the first three quarters of 2001.

NOTE 9 - RECLASSIFICATIONS

Certain reclassification have been made to prior year balance sheet amounts in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended June 30, 2002 and 2001 (in millions):

                                           For the three months ended                    For the six months eneded
                                           --------------------------                    -------------------------
                                        JUNE 30, 2002         June 30, 2001       JUNE 30, 2002        June 30, 2001
========================================================================================================================
Total contract revenues:
Engineering                                 $  61.9              $  61.3                $ 120.2             $ 118.3
Energy                                         42.9                 41.4                   80.5                78.8
Non-Core*                                         -                    -                      -                 0.5
------------------------------------------------------------------------------------------------------------------------
         Total                              $ 104.8             $  102.7                $ 200.7             $ 197.6
========================================================================================================================

                                              For the three months ended                   For the six months ended
                                              --------------------------                   ------------------------
                                          JUNE 30, 2002         June 30, 2001         JUNE 30, 2002        June 30, 2001
========================================================================================================================
Income/(loss) from operations
  with Corporate expenses
  allocated:
Engineering                                   $   4.6              $   4.1                $   7.4             $   6.3
Energy                                            2.6                  2.9                    3.5                 5.1
Non-Core*                                        (0.7)                (1.0)                  (1.0)               (0.7)
------------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                      6.5                  6.0                    9.9                10.7
Corporate/Insurance                              (0.3)                (0.3)                  (0.6)               (0.5)
------------------------------------------------------------------------------------------------------------------------
         Total                                $   6.2              $   5.7                $   9.3             $  10.2
========================================================================================================================

* The Non-Core segment consists of the former Buildings and Transportation construction divisions, which are currently in the process of being wound down.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (defined as consolidated revenues less Non-Core revenues) increased slightly in the second quarter of 2002 relative to the second quarter of 2001. In the Energy segment, revenues for the second quarter of 2002 increased 4% from the second quarter of 2001. This lower than normal growth was the direct result of the expiration of several older international contracts that were not renewed in late 2001 and early 2002, and weaker than normal sales in both the domestic and international markets. OPCO(SM) revenues composed 28% and 29% of Baker Energy's total contract revenues for the second quarter of 2002 and 2001, respectively. Engineering revenues increased only slightly for the second quarter of 2002 as compared to the second quarter of 2001. This slight increase is mostly attributable to a slowdown in pipeline and telecommunications projects in the Western U.S., which offset a 12% revenue gain in the transportation-related sector. As expected, the Company's Non-Core segment posted no revenues for the second quarter of either 2002 or 2001. This absence of activity reflects the continuing wind-down of the Company's former construction operations.

For the first six months of 2002, total contract revenues from the Company's ongoing operations increased 2% over the corresponding period in 2001. In the Energy segment, revenues increased 2% in the first six months of 2002 as compared to the first six months of 2001. This lower than normal growth is again attributable to the expiration of several older international contracts that were not renewed and weaker than normal sales in both the domestic and international markets. OPCO composed 29% and 30% of Baker Energy's total contract revenues for the first six months of 2002 and 2001, respectively. Engineering revenues also increased 2% in the first six months of 2002 as compared to the first six months of 2001 due to an 11% revenue gain in the transportation-related sector, which was partially offset by the weaker results in the Western U.S. The 100% reduction in revenues for the Company's Non-Core operations during the first half of 2002 again reflects the continuing wind-down of the Company's construction operations.

GROSS PROFIT

For the Company's ongoing operations, gross profit expressed as a percentage of revenues increased to 17.5% for the second quarter of 2002 from 17.0% in the second quarter of 2001. The Energy segment's gross profit percentage decreased to 14.9% in the second quarter of 2002 from 16.8% in the second quarter of 2001. This decrease was the result of the expiration of several higher margin international contracts that were either not renewed or renewed at lower margins in late 2001 and early 2002, as well as a write-down on a significant international project that was terminated during the second quarter of 2002. Also affecting gross profit were several new lower margin domestic contracts that commenced during the first quarter of 2002. Energy's OPCO operations posted a gross profit margin percentage of 31% in the second quarter of 2002 as compared to 16% in the comparable period of 2001. The above average OPCO gross profit margin for 2002 is related to a second quarter performance bonus, while the below average gross profit margin for 2001 related to fluctuations in certain costs incurred in connection with the transition of several OPCO contracts to Phase II of the OPCO model. During Phase I of a typical OPCO contract, only labor and logistics services are provided by the Energy segment; Phase II incrementally includes the provision of turnkey operations and maintenance services. The Engineering segment's gross profit percentage was 19.7% for the second quarter of 2002 compared to 17.6% in the comparable period of 2001. Contributing to this increase was an overall more favorable mix of higher margin engineering contracts (complimented by more self-performed work and less usage of subcontractors) that extended into the second quarter of 2002, and the receipt of a performance-based bonus for the early completion of a transportation project. The Company's Non-Core segment posted gross profit of $0.1 million for the second quarter of 2001, versus a loss of $0.5 million in 2002. The second quarter 2002 loss resulted from adverse developments in casualty insurance claims related to the Company's former construction operations.

Gross profit expressed as a percentage of revenues for the Company's ongoing operations increased to 16.8% in the first six months of 2002 from 16.4% in the first six months of 2001. The Energy segment's gross profit percentage decreased to 14.5% in the first six months of 2002 from 17.5% in the first six months of 2001. The reasons for this percentage decrease are consistent with those discussed in the preceding paragraph. OPCO posted a gross profit margin percentage of 28% and 20% in the first six months of 2002 and 2001, respectively. As previously stated, the below average gross profit margin in 2001 is due to fluctuations in certain costs incurred in connection with the transition of several OPCO contracts to Phase II of the OPCO model. The Engineering segment posted a gross profit percentage increase to 18.7% in the first six months of 2002 from 16.1% in the comparable period of 2001. Contributing to this increase was the previously mentioned more favorable overall mix of higher margin self-performed engineering work and the receipt of the performance-based bonus, as well as several favorable adjustments on projects that were completed during the first six months of 2002. For the first six months of 2001, the Company's Non-Core operations posted gross profit of $0.5 million versus a loss of $0.6 million for the comparable period of 2002. The 2002 loss was discussed in the preceding paragraph.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues for the Company's ongoing operations increased to 10.9% in the second quarter of 2002 from 10.5% in the second quarter of 2001. This overall increase in SG&A expenses as a percentage of total contract revenues primarily resulted from higher medical benefit and workers compensation insurance costs, and bad debt expense associated with two customers' bankruptcy filings during the second quarter of 2002. In the Energy segment, SG&A expenses expressed as a percentage of total revenues decreased to 9.0% in the second quarter of 2002 from 9.8% in 2001. This decrease resulted from the relatively minor increase in Energy revenues, lower personnel costs and the lack of goodwill amortization expense during the second quarter of 2002, which were partially offset by higher bad debt expense. In the Engineering segment, SG&A expenses expressed as a percentage of total revenues increased to 12.3% in the second quarter of 2002 from 10.9% in 2001. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with higher personnel costs including the aforementioned increases in medical benefit and workers compensation insurance costs. For the Company's Non-Core operations, SG&A expenses were $0.2 million and $1.0 million for the second quarters of 2002 and 2001, respectively. These SG&A expenses related entirely to legal costs associated with the ADF and HOK litigation.

Selling, general and administrative expenses expressed as a percentage of total contract revenues for the Company's ongoing operations increased to 11.6% in the first six months of 2002 from 10.9% in the first six months of 2001. This overall increase is again attributable to the previously mentioned increases in medical benefit and workers compensation insurance costs, as well as pre-implementation expenses associated with a new Enterprise Resource Planning ("ERP") system and higher payroll taxes associated with 2001 incentive compensation payments made during the first quarter of 2002. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 10.2% in the first six months of 2002 from 11.0% in 2001. The reasons for this variance are the same as those discussed in the preceding paragraph. In the Engineering segment, selling, general and administrative expenses expressed as a percentage of revenues increased to 12.5% in the first six months of 2002 from 10.8% in 2001. This increase is attributable to the higher personnel costs mentioned in the previous paragraph, plus the first quarter 2002 ERP costs. For the Non-Core operations, selling, general and administrative expenses decreased to $0.5 million in the first six months of 2002 from $1.2 million in the first six months of 2001. Again, these SG&A expenses related entirely to legal costs associated with the ADF and HOK litigation.

OTHER INCOME

Interest income was lower for the second quarter and first half of 2002 predominantly due to the significant reduction in interest rates that occurred during 2001. Interest expense also was lower for these periods of 2002 as compared to the same periods in 2001. These decreases in interest expense resulted from the Company's third quarter 2001 repayment of all remaining seller-financed debt related to the 1999 Steen acquisition, and from the favorable February 2002 rulings on the ADF matters which made the further recording of interest expense on the ADF escrow unnecessary. Other expense for the first six months of 2002 resulted almost entirely from minority interest related to the income of two consolidated subsidiaries partially offset by income from an unconsolidated joint venture in the Energy segment.

INCOME TAXES

During the second quarter of 2002, the Company reduced its year-to-date effective rate for income taxes from 45.5% to 44.5%. This reduction represents a more favorable mix of estimated domestic and foreign taxable income for the year ending December 31, 2002. The Company's effective income tax rate for the first six months of 2001 was 45.6%. The lower effective rate of 44.5% for the first six months of 2002 primarily results from the Company's 2002 adoption of SFAS 142 under which no goodwill amortization expense is reflected in the Company's pre-tax income.

CONTRACT BACKLOG

(In millions)                                                             JUNE 30, 2002              Dec. 31, 2001
=====================================================================================================================
Engineering                                                              $        395.1             $      378.9
Energy                                                                            120.9                    130.7
--------------------------------------------------------------------------------------------------------------------
         Total                                                           $        516.0             $      509.6
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

Among the more significant new work added in the Engineering segment during the second quarter of 2002 were two new GIS contracts totaling $13.3 million and four new transportation-related contracts totaling $14.7 million. In the Energy segment, backlog decreased during the second quarter of 2002 due to expected reductions associated with certain OPCO properties in the Gulf of Mexico. These Energy reductions were partially offset by a $7.9 million international project to develop a computerized maintenance management system for an oil and gas facility in Kazakhstan and a $5.0 million addition to an existing international project to provide competency assessment services in Nigeria.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.5 million for the first six months of 2002 as compared to net cash provided by operating activities of $4.1 million for the same period in 2001. This decrease in cash provided by operating activities was the result of the lower net income for the first six months of 2002, the first quarter payment of 2001 incentive compensation bonuses, and increases in receivables and net contract-related assets.

Net cash provided by investing activities was $6.6 million for the first six months of 2002 compared to cash used in investing activities of $5.8 million for the same period of 2001. The cash provided by investing activities for the first six months of 2002 reflects the receipt of $12.3 million of the funds placed into escrow during 2001 in connection with the ADF litigation, as reduced by capital expenditures of $4.8 million and a $1.0 million investment in Energy Virtual Partners ("EVP"), a management service business that offers a high-value alternative to selling mature, under-resourced oil and gas properties. The net cash used in investing activities for the first six months of 2001 reflected the funding of $12.7 million into the previously mentioned escrow account and capital expenditures of $2.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The increase in capital expenditures for the first six months of 2002 resulted from the Company's purchase and development of computer software totaling $3.5 million related to the implementation of a new ERP system.

Net cash provided by financing activities was $0.6 million and $0.2 million for the first six months of 2002 and 2001, respectively. The net cash provided by financing activities for both years' six-month periods primarily reflects proceeds from the exercise of stock options.

Working capital increased to $43.5 million at June 30, 2002 from $41.0 million at December 31, 2001. The Company's current ratio was 1.55:1 at the end of the second quarter of 2002, compared to 1.48:1 at year-end 2001.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2003. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $6.3 million were outstanding as of this date. During the second quarter of 2002, the Company was required to increase its letter-of-credit collateral as a result its renewal of casualty insurance coverages effective July 1, 2002.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America. At June 30, 2002, bonds totaling $77.8 million were outstanding under this line. Of this outstanding amount, $73.9 million related to the Company's former construction operations. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of June 30, 2002.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has provided significant transportation funding increases to the various state agencies since its approval in 1998; however, the current Federal budget for 2003 reflects lower transportation funding than will be available for 2002. As a result, the Company has recently seen this market slowing due to Federal and state budget constraints. Management expects that transportation funding will receive significant attention during the Federal budget approval process this year, but cannot predict the outcome. Potentially offsetting any transportation budget reduction, the Company has recently seen increased Federal spending activity on FEMA, Department of Defense and Homeland Security activities. Additional government spending in these areas could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. As the Company commits to funding future acquisitions, it may need to adjust its financing strategies by lengthening existing debt maturities or seeking alternative debt instruments. At this time, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $15.1 million as of June 30, 2002. If interest rates on investments were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. In addition, the Company has no interest rate swap or exchange agreements.

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

(a)  The Company's annual meeting of shareholders was held on April 25, 2002.

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

(c) The only matter voted upon at the meeting was the election of the Company's directors to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock in approving the following directors were:

Name of Director                                                     Votes for                         Votes withheld
---------------------------------------------------------------------------------------------------------------------
Robert N. Bontempo                                                   5,839,348                                 79,149
Nicholas P. Constantakis                                             5,829,633                                 88,864
William Copeland                                                     5,796,836                                121,661
Donald P. Fusilli, Jr.                                               5,803,265                                115,232
Roy V. Gavert, Jr.                                                   5,821,766                                 96,731
Thomas D. Larson                                                     5,829,489                                 89,008
John E. Murray, Jr.                                                  5,838,576                                 79,921
Pamela S. Pierce                                                     5,839,088                                 79,409
Richard L. Shaw                                                      5,810,075                                108,422
---------------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is included herewith as a part of this Report:

             Exhibit No.                         Description
             -----------                         -----------

               10.4(b) Second Amendment to Loan Agreement dated April 25, 2002, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank, filed herewith.

(b)      REPORTS ON FORM 8-K

         During the quarter ended June 30, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                              Dated:  August 8, 2002
-------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                Dated:  August 8, 2002
-------------------------------------
Craig O. Stuver

Senior Vice President, Corporate Controller and Treasurer (Chief Accounting Officer)

                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Donald P. Fusilli, Jr.                             Dated:  August 8, 2002
----------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer


                                  CERTIFICATION

Pursuant to 18 U.S.C. Section 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William P. Mooney                                  Dated:  August 8, 2002
------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer