Form 10-Q
period 2002-09-30
BAKER MICHAEL CORP
filed 2002-11-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                          Commission file number 1-6627


                            MICHAEL BAKER CORPORATION
             ------------------------------------------------------
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

                  Yes      X      No
                        -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  As of October 31, 2002:
                  -----------------------

                  Common Stock              8,385,523 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 For the three months ended
                                                 --------------------------
                                               SEPT. 30, 2002   Sept. 30, 2001
------------------------------------------------------------------------------
                                                    (In thousands, except
                                                      per share amounts)

Total contract revenues                           $ 102,200       $ 100,799

Cost of work performed                               78,475          82,896
---------------------------------------------------------------------------
         Gross profit                                23,725          17,903

Selling, general and administrative expenses         12,882          12,247
---------------------------------------------------------------------------
         Income from operations                      10,843           5,656

Other income/(expense):
   Interest income                                       77             143
   Interest expense                                     (21)           (276)
   Other, net                                          (137)             37
---------------------------------------------------------------------------
         Income before income taxes                  10,762           5,560

Provision for income taxes                            4,386           2,613
---------------------------------------------------------------------------

         NET INCOME                               $   6,376       $   2,947
===========================================================================

         BASIC NET INCOME PER SHARE               $    0.76       $    0.35
         DILUTED NET INCOME PER SHARE             $    0.75       $    0.35
===========================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  For the nine months ended
                                                  -------------------------
                                               SEPT. 30, 2002    Sept. 30, 2001
--------------------------------------------------------------------------------
                                                   (In thousands, except
                                                     per share amounts)

Total contract revenues                           $ 302,881       $ 298,401

Cost of work performed                              246,059         247,588
--------------------------------------------------------------------------------
         Gross profit                                56,822          50,813

Selling, general and administrative expenses         36,663          34,958
--------------------------------------------------------------------------------
         Income from operations                      20,159          15,855

Other income/(expense):
   Interest income                                      249             593
   Interest expense                                     (61)           (688)
   Other, net                                          (215)             70
--------------------------------------------------------------------------------
         Income before income taxes                  20,132          15,830

Provision for income taxes                            8,556           7,302
--------------------------------------------------------------------------------

         NET INCOME                               $  11,576       $   8,528
================================================================================

         BASIC NET INCOME PER SHARE               $    1.39       $    1.03
         DILUTED NET INCOME PER SHARE             $    1.36       $    1.01
================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      SEPT. 30, 2002      Dec. 31, 2001
                                                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                      $  22,379         $  18,482
Receivables                                                                       68,432            67,594
Cost of contracts in progress and estimated earnings, less billings               29,831            25,341
Litigation escrow                                                                      -            12,710
Prepaid expenses and other                                                         3,728             1,429
---------------------------------------------------------------------------------------------------------------
         Total current assets                                                    124,370           125,556
---------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                15,113            10,278
---------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Goodwill and other intangible assets, net                                          9,590             9,804
Other assets                                                                       4,145             2,748
---------------------------------------------------------------------------------------------------------------
         Total other assets                                                       13,735            12,552
---------------------------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                          $ 153,218         $ 148,386
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                               $  17,753         $  21,885
Accrued employee compensation                                                     11,484            15,413
Accrued insurance                                                                  6,606             5,359
Accrued litigation reserve                                                         5,000            11,770
Income taxes payable                                                               7,392             1,827
Other accrued expenses                                                            25,592            22,263
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                        2,919             6,085
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                76,746            84,602
---------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES                                                                  2,808             2,291
Commitments and contingencies                                                          -                 -
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        79,554            86,893
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,696,360 and 7,315,894 shares at 9/30/02 and 12/31/01, respectively            8,696             7,316
Series B Common Stock, par value $1, authorized 6,000,000 shares,
   issued 0 and 1,296,696 shares at 9/30/02 and 12/31/01, respectively                 -             1,297
Additional paid-in-capital                                                        38,169            37,734
Retained earnings                                                                 29,420            17,845
Other comprehensive loss                                                            (358)             (266)
Less - 310,837 and 334,289 shares of Common Stock in treasury,
   at cost, at 9/30/02 and 12/31/01, respectively                                 (2,263)           (2,433)
---------------------------------------------------------------------------------------------------------------
         Total shareholders' investment                                           73,664            61,493
---------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $ 153,218         $ 148,386
===============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                      For the nine months ended
                                                                      -------------------------
                                                                   SEPT. 30, 2002   Sept. 30, 2001
---------------------------------------------------------------------------------------------------
                                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 11,576         $  8,528
Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
       Depreciation and amortization                                     3,056            3,893
       Changes in assets and liabilities:
          Increase in receivables and contracts in progress             (8,503)         (10,023)
          (Decrease)/increase in accounts payable and expenses          (4,162)           4,841
          (Increase)/decrease in other net assets                       (2,140)           2,487
--------------------------------------------------------------------------------------------------
       Total adjustments                                               (11,749)           1,198
--------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by operating activities                (173)           9,726
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                              (7,836)          (3,077)
Investment in Energy Virtual Partners                                   (1,000)               -
Receipt of litigation escrow                                            12,335                -
Proceeds from sale of short-term investments                                 -            8,999
Funding of litigation escrow                                                 -          (12,710)
--------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) investing activities               3,499           (6,788)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                                (2)          (2,258)
Payments to acquire treasury stock                                           -             (290)
Proceeds from exercise of stock options                                    573              289
--------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) financing activities                 571           (2,259)
--------------------------------------------------------------------------------------------------

       Net increase in cash and cash equivalents                         3,897              679

       Cash and cash equivalents, beginning of year                     18,482            9,122
--------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 22,379         $  9,801
==================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                         $     42         $    251
Income taxes paid                                                     $  2,992         $  1,820
==================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

Basic net income per share computations are based upon weighted averages of 8,385,523 and 8,306,399 for the three-month periods, and 8,339,732 and 8,295,121 for the nine-month periods, ended September 30, 2002 and 2001, respectively. Diluted net income per share computations are based upon weighted averages of 8,540,121 and 8,490,638 shares outstanding for the three-month periods, and 8,527,885 and 8,405,159 for the nine-month periods, ended September 30, 2002 and 2001, respectively. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

As of September 30, 2002, the Company had 201,439 stock options outstanding which were not included in the computation of diluted shares outstanding for the three or nine-month periods ended September 30, 2002 because the effect would have been antidilutive. Such options could potentially dilute basic earnings per share in future periods.

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

- The Energy segment provides a full range of technical services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(SM) managed production model as a service delivery method.

- The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former Baker Support Services, Inc. subsidiary, which was sold in June 2000.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                                      For the three months ended               For the nine months ended
                                      --------------------------               -------------------------
                                 SEPT. 30, 2002       Sept. 30, 2001      SEPT. 30, 2002      Sept. 30, 2001
------------------------------------------------------------------------------------------------------------
Total contract revenues:
Engineering                           $ 61.4              $ 60.6              $181.6              $178.9
Energy                                  40.8                40.2               121.3               119.0
Non-Core                                   -                   -                   -                 0.5
------------------------------------------------------------------------------------------------------------
         Total                        $102.2              $100.8              $302.9              $298.4
============================================================================================================

                                             For the three months ended             For the nine months ended
                                            --------------------------              -------------------------
                                        SEPT. 30, 2002       Sept. 30, 2001    SEPT. 30, 2002       Sept. 30, 2001
--------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations
  without Corporate expenses
  allocated:
Engineering                                  $ 6.6               $ 5.1              $17.0               $14.2
Energy                                         3.8                 4.2                8.8                10.4
Non-Core                                       4.6                (0.1)               4.0                 0.4
--------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                  15.0                 9.2               29.8                25.0
Corporate/Insurance                           (4.2)               (3.5)              (9.6)               (9.1)
====================================================================================================================
         Total                               $10.8               $ 5.7              $20.2               $15.9
====================================================================================================================

                                                          SEPT. 30, 2002       Dec. 31, 2001
----------------------------------------------------------------------------------------------
Segment assets:
Engineering                                                   $  77.0               $  72.4
Energy                                                           53.7                  46.6
Non-Core                                                          0.3                  14.6
----------------------------------------------------------------------------------------------
         Subtotal - segments                                    131.0                 133.6
Corporate/Insurance                                              22.2                  14.8
----------------------------------------------------------------------------------------------
         Total                                                $ 153.2               $ 148.4
==============================================================================================

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $7.8 million were outstanding as of this date.

NOTE 4 - CONTINGENCIES

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of September 30, 2002.

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

The Company is insured with respect to its workers' compensation and general liability exposures subject to deductibles or self-insured retentions. As a result of adverse market conditions in the insurance industry, several of these deductibles were either required to increased by the Company because expiring coverages were no longer available, or were voluntarily increased to avoid additional premium cost increases, in connection with the Company's most recent insurance coverage renewals effective July 1, 2002. Provisions for losses expected for these exposures are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry. Changes in the estimates of aggregate liability for related claims resulted in unfavorable adjustments to the Company's insurance expense during the three and nine-month periods ended September 30, 2002, and in a favorable adjustment for the nine-month period ended September 30, 2001.

The Company has reviewed the status of other contingencies outstanding at September 30, 2002. Management believes that there have been no significant changes to the information disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 5 - NON-CORE OPERATIONS

As further discussed in Note 4 to the Company's consolidated financial statements for the year ended December 31, 2001, in separate rulings during February 2002, the U.S. Court of Appeals for the 11th Circuit reversed both of the U.S. District Court's prior judgments for liability and attorneys' fees and costs on behalf of Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Company, and remanded the ADF matters back to the District Court for further proceedings.

Based on the decisions of the Court of Appeals, on August 2, 2002, the Company received approximately $12.3 million of the $12.7 million previously being held in escrow as a result of this litigation. The amount received was reclassified from the "litigation escrow" balance to "cash and cash equivalents" in the Company's balance sheet at June 30, 2002. The remaining escrow amount of approximately $0.4 million, relating to an aspect of the litigation that was not contested by BMSCI, was also disbursed by the escrow agent in August 2002 to ADF.

Court-mandated mediation of the ADF litigation was conducted in Orlando, Florida on October 23-25, 2002. As a result of the mediation, the Company reached a settlement with ADF providing for the payment of $5.0 million by the Company to ADF. Also resulting from the mediation, the Company agreed to release its existing claim against Hellmuth, Obata & Kassabaum, Inc. ("HOK") arising out of the same project, in exchange for an additional payment of $2.75 million by HOK to ADF. Legal releases are currently being exchanged among the parties to finalize the settlement. As a result of the settlement, the Company became obligated to pay contingent legal fees estimated at approximately $1.2 million related to its claim against HOK. Accordingly, the Company reduced its "accrued litigation reserve" balance to the $5.0 million amount and accrued the contingent legal fees, thereby resulting in a net favorable impact of $5.1 million on the Non-Core segment's operating income for the quarter ended September 30, 2002. The $5.0 million settlement was subsequently paid by the Company into an escrow account in November 2002, and will be released to ADF upon the execution of legal releases by all parties involved in the matter.

NOTE 6 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows:

                                                    For the three months ended              For the nine months ended
                                                    --------------------------              -------------------------
                                                SEPT. 30, 2002       Sept. 30, 2001     SEPT. 30, 2002       Sept. 30, 2001
----------------------------------------------------------------------------------------------------------------------------
Net income                                          $  6,376            $  2,947          $  11,576            $  8,528
Other comprehensive income/
(loss), net of tax - Foreign
currency translation adjustment                          (71)                (73)               (92)                140
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                $  6,305            $  2,874          $  11,484            $  8,668
============================================================================================================================

NOTE 7 - GOODWILL

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, the Company's goodwill balance will no longer be amortized, and goodwill impairment tests are required at least annually. The Company adopted this standard effective January 1, 2002, and completed its initial impairment test during the second quarter of 2002. No impairment charge was recorded as a result of this initial impairment test.

The Company's net income and earnings per share results related to the adoption of SFAS 142 are as follows (in thousands, except per share information):

                                                    For the three months ended              For the nine months ended
                                                    --------------------------              -------------------------
                                                SEPT. 30, 2002       Sept. 30, 2001     SEPT. 30, 2002      Sept. 30, 2001
---------------------------------------------------------------------------------------------------------------------------
Reported net income                                 $  6,376            $  2,947          $  11,576            $  8,528
Add  back:   Goodwill
amortization, net of tax                                   -                  92                  -                 280
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                 $  6,376            $  3,039          $  11,576            $  8,808
============================================================================================================================

                                                     For the three months ended              For the nine months ended
                                                     --------------------------              -------------------------
                                                 SEPT. 30, 2002      Sept. 30, 2001     SEPT. 30, 2002       Sept. 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
Reported earnings per share:
    Basic                                            $  0.76             $  0.35            $  1.39             $  1.03
    Diluted                                          $  0.75             $  0.35            $  1.36             $  1.01
Adjusted earnings per share:
    Basic                                            $  0.76             $  0.37            $  1.39             $  1.06
    Diluted                                          $  0.75             $  0.36            $  1.36             $  1.05
==============================================================================================================================

NOTE 8 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001 and October 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), respectively. SFAS 143 requires that obligations associated with retirements of tangible long-lived assets be recorded as liabilities when those obligations are incurred. The Company will be required to adopt this standard effective January 1, 2003, and does not believe that adoption of this statement will have a material impact on its financial statements. SFAS 144 requires that long-lived assets that are to be disposed of by sale must be measured at the lower of book value or fair value, less cost to sell. This standard was adopted effective January 1, 2002. Such adoption did not have a material effect on the Company's financial position as of September 30, 2002 or its results of operations for the three or nine-month periods then ended.

In April 2002 and July 2002, the FASB issued Statements of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), and No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt and modifications of capital leases. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. SFAS 146 addresses issues associated with exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of these statements will have a material impact on its financial statements.

NOTE 9 - CONSOLIDATION OF FOREIGN OPERATIONS

The differences between the amounts reported in the accompanying Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2001 and those reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 are entirely attributable to the consolidation of local currency activities for two less-than-wholly-owned subsidiaries in Nigeria and Thailand. These subsidiaries' local currency results of operations were consolidated for the first time in the fourth quarter of 2001, and retroactively adjusted in the Company's results of operations for the first three quarters of 2001. These adjustments had no impact on net income for the first three quarters of 2001.

NOTE 10 - RECLASSIFICATIONS

Certain reclassifications have been made to prior year balance sheet amounts in order to conform to the current year presentation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended September 30, 2002 and 2001 (in millions):

                                             For the three months ended                 For the nine months ended
                                             --------------------------                 -------------------------
                                        SEPT. 30, 2002        Sept. 30, 2001        SEPT. 30, 2002      Sept. 30, 2001
------------------------------------------------------------------------------------------------------------------------
Total contract revenues:
Engineering                                 $  61.4              $  60.6                $ 181.6            $ 178.9
Energy                                         40.8                 40.2                  121.3              119.0
Non-Core*                                         -                    -                      -                0.5
------------------------------------------------------------------------------------------------------------------------
         Total                              $ 102.2              $ 100.8                $ 302.9            $ 298.4
========================================================================================================================


                                         For the three months ended                  For the nine months ended
                                         --------------------------                  -------------------------
                                       SEPT. 30, 2002      Sept. 30, 2001     SEPT. 30, 2002      Sept. 30, 2001
------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations
  with Corporate expenses
  allocated:
Engineering                                  $ 5.1              $ 3.6              $12.5               $ 9.9
Energy                                         3.0                3.4                6.5                 8.6
Non-Core*                                      2.5               (1.0)               1.6                (1.8)
------------------------------------------------------------------------------------------------------------------
            Subtotal - segments               10.6                6.0               20.6                16.7
Corporate/Insurance                            0.2               (0.3)              (0.4)               (0.8)
==================================================================================================================
         Total                               $10.8              $ 5.7              $20.2               $15.9
==================================================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former Baker Support Services, Inc. subsidiary, which was sold in June 2000.

TOTAL CONTRACT REVENUES

Total contract revenues from the Company's ongoing operations (defined as consolidated revenues less Non-Core revenues) increased slightly in the third quarter of 2002 relative to the third quarter of 2001. In the Energy segment, revenues for the third quarter of 2002 increased 2% from the third quarter of 2001. This lower growth was the direct result of the expiration of several older international contracts that were not renewed in late 2001 and early 2002, and weaker sales in both the domestic and international markets. OPCO(SM) revenues composed 22% and 31% of Energy's total contract revenues for the third quarters of 2002 and 2001, respectively. This decrease in OPCO revenues as a percentage of Energy revenues resulted from the conversion of a significant OPCO account to non-OPCO status during the third quarter of 2002. Engineering revenues increased only slightly for the third quarter of 2002 as compared to the third quarter of 2001. This minor increase is mostly attributable to a slowdown in pipeline and telecommunications projects in the Western U.S., which offset a 14% overall revenue gain in the transportation-related sector. The Engineering segment's third quarter 2002 results also benefited from the impact of several contracts and supplements being fully executed by its clients, thereby allowing recognition of related revenues (for which the costs had been expensed in prior periods) under the Company's revenue recognition policy. As expected, the Company's Non-Core segment posted no revenues for the third quarters of either 2002 or 2001. This absence of activity reflects the continuing wind-down of the Company's former construction operations.

For the first nine months of 2002, total contract revenues from the Company's ongoing operations increased 2% over the corresponding period in 2001. In the Energy segment, revenues increased 2% for the first nine months of 2002 as compared to the first nine months of 2001. This lower growth is again attributable to the expiration of several older international contracts that were not renewed and weaker sales in both the domestic and international markets. OPCO contracts composed 27% and 30% of Baker Energy's total contract revenues for the first nine months of 2002 and 2001, respectively. The decrease in OPCO revenues as a percentage of Energy revenues is again attributable to the conversion of a significant OPCO account to non-OPCO status during the third quarter of 2002, and the attrition of several OPCO properties due to client sales of operating facilities since the third quarter of 2001. Engineering revenues also increased 2% in the first nine months of 2002 as compared to the first nine months of 2001 due to a 12% revenue gain in the transportation-related sector, which was partially offset by lower revenues in the Western U.S. The absence of revenues for the Company's Non-Core operations during the first nine months of 2002 again reflects the continuing wind-down of the Company's construction operations.

GROSS PROFIT

For the Company's ongoing operations (excluding Non-Core operations), gross profit expressed as a percentage of revenues increased to 18.8% for the third quarter of 2002 from 17.9% in the third quarter of 2001. Certain third quarter 2002 adjustments for self-insured medical and casualty insurance costs adversely impacted the third quarter 2002 gross profit from ongoing operations. The Energy segment's gross profit percentage was 16.5% for the third quarter of 2002, down from 20.2% for the third quarter of 2001. This decrease was the result of the expiration of several higher margin international contracts that were either not renewed or renewed at lower margins in late 2001 and early 2002. Also affecting gross profit were several new lower margin domestic contracts that commenced during the first quarter of 2002. Energy's OPCO operations posted a gross profit margin percentage of 31% in both the third quarters of 2002 and 2001; however, the 2002 percentage includes the effect of revenue associated with the aforementioned conversion of an OPCO account to non-OPCO status. The Engineering segment's gross profit percentage was 20.0% for the third quarter of 2002 compared to 16.8% in the comparable period of 2001. Contributing to this increase were an overall more favorable mix of higher margin engineering contracts (complimented by more self-performed work and less usage of subcontractors) that continued into the third quarter of 2002, as well as the previously mentioned Engineering revenue recognized as a result of contracts and supplements executed during the third quarter of 2002. These improvements were partially offset by the impact of an unfavorable project claim settlement during the third quarter of 2002. The Company's Non-Core segment posted gross profit of $4.6 million for the third quarter of 2002 versus a loss of $0.1 million in the prior year period. The third quarter 2002 profit resulted from the favorable settlement of the ADF litigation (discussed in Note 5 to the accompanying financial statements), as partially offset by adverse developments in casualty insurance claims related to the Company's former construction and Baker Support Services, Inc. operations and by the unfavorable impact of an offer to settle project claims related to the sale of a business.

Gross profit expressed as a percentage of revenues for the Company's ongoing operations increased to 17.4% in the first nine months of 2002 from 16.9% in the first nine months of 2001. The Energy segment's gross profit percentage decreased to 15.2% in the first nine months of 2002 from 18.4% in the first nine months of 2001. In addition to a write down on a significant international project that was terminated during the second quarter of 2002, the reasons for this percentage decrease are consistent with those discussed in the preceding paragraph. OPCO operations posted gross profit margin percentages of 29% and 23% for the first nine months of 2002 and 2001, respectively. The below average year-to-date gross profit margin for 2001 related to fluctuations in certain costs incurred in connection with the transition of several OPCO contracts to Phase II of the OPCO model. During Phase I of a typical OPCO contract, only labor and logistics services are provided by the Energy segment; Phase II incrementally includes the provision of turnkey operations and maintenance services. The Engineering segment posted a gross profit percentage increase to 19.1% in the first nine months of 2002 from 16.4% in the comparable period of 2001. Contributing to this increase was the previously mentioned more favorable overall mix of higher margin self-performed engineering work and favorable adjustments on several projects that were completed during the first nine months of 2002, as partially offset by the unfavorable third quarter 2002 project claim settlement. For the first nine months of 2002 and 2001, the Company's Non-Core operations posted gross profit of $4.0 million and $0.4 million, respectively. The 2002 profit is attributable to the same items discussed in the preceding paragraph. Adverse casualty insurance adjustments were recorded by the Non-Core segment during both the second and third quarters of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues for the Company's ongoing operations decreased to 10.7% in the third quarter of 2002 from 11.2% in the third quarter of 2001. This overall decrease in SG&A expenses as a percentage of total contract revenues primarily resulted from a significant reduction in incentive compensation expense (which resulted in income for the quarter), as partially offset by higher professional fees and increased Engineering personnel-related costs during the third quarter of 2002. The Energy segment's SG&A expenses expressed as a percentage of total revenues decreased to 9.1% in the third quarter of 2002 from 11.7% in the same period of 2001. In addition to the incentive compensation expense reduction, the Energy segment's percentage decrease was also supplemented by the absence of goodwill amortization expense during the third quarter of 2002. In the Engineering segment, SG&A expenses expressed as a percentage of total revenues increased to 11.7% in the third quarter of 2002 from 10.9% in 2001. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with higher personnel-related costs, as partially offset by the decrease in incentive compensation expense. For the Company's Non-Core operations, SG&A expenses were $2.0 million and $0.9 million for the third quarters of 2002 and 2001, respectively. These SG&A expenses related entirely to legal costs associated with the ADF and HOK litigation, and the third-quarter 2002 writedown of a non-trade receivable balance in connection with an offer to settle a dispute related to the sale of a business.

Selling, general and administrative expenses expressed as a percentage of total contract revenues for the Company's ongoing operations increased slightly to 11.3% for the first nine months of 2002 from 11.0% for the first nine months of 2001. This overall increase is attributable to the increased Engineering personnel-related costs and higher professional fees (discussed in the preceding paragraph) and pre-implementation expenses incurred during the first quarter of 2002 in connection with a new Enterprise Resource Planning ("ERP") system, as partially offset by significantly lower incentive compensation expense and the absence of goodwill amortization expense in 2002. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.8% in the first nine months of 2002 from 11.2% in 2001. The reasons for this variance are consistent with those discussed in the preceding paragraph. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 12.3% for the first nine months of 2002 from 10.8% for the same period of 2001. In addition to the higher first quarter 2002 ERP costs, the reasons for this variance are again consistent with those discussed in the preceding paragraph. For the Non-Core operations, SG&A expenses increased to $2.4 million in the first nine months of 2002 from $2.2 million in the first nine months of 2001. Again, the 2002 Non-Core SG&A expenses related entirely to legal costs associated with the ADF and HOK litigation and the previously mentioned non-trade receivable writedown.

OTHER INCOME

Interest income was lower for the third quarter and first nine months of 2002 predominantly due to the significant reduction in interest rates that occurred during 2001. Interest expense also was lower for these periods of 2002 as compared to the same periods in 2001 due to the Company's third quarter 2001 repayment of all remaining seller-financed debt related to the 1999 Steen acquisition, and the favorable February 2002 rulings on the ADF matters which made the further recording of interest expense on the ADF escrow unnecessary. Other expense for the third quarter and first nine months of 2002 resulted almost entirely from minority interest related to the income of two consolidated subsidiaries partially offset by income from an unconsolidated joint venture in the Energy segment.

INCOME TAXES

During the third quarter of 2002, the Company reduced its year-to-date effective rate for income taxes from 44.5% to 42.5%, thereby resulting in an effective tax rate of 40.8% for the quarter. This reduction reflects a more favorable mix of estimated domestic and foreign taxable income for the year ending December 31, 2002 as a result of the ADF litigation settlement discussed in Note 5 to the accompanying financial statements. During the third quarter of 2001, the Company increased its year-to-date effective tax rate from 45.7% to 46.1%, thereby resulting in a 47.0% rate for the quarter.

The lower effective rate of 42.5% for the first nine months of 2002 primarily results from the Company's 2002 adoption of SFAS 142 under which no goodwill amortization expense is reflected in the Company's pre-tax income, as well as higher domestic pre-tax income due to the ADF settlement.

CONTRACT BACKLOG

(In millions)                                          SEPT. 30, 2002             Dec. 31, 2001
--------------------------------------------------------------------------------------------------
Engineering                                            $        418.8             $      378.9
Energy                                                          114.9                    130.7
--------------------------------------------------------------------------------------------------
         Total                                         $        533.7             $      509.6
==================================================================================================



Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added in the Engineering segment during the third quarter of 2002 were three new transportation-related contracts totaling $17.3 million, a contract to develop a long-term wastewater control plan totaling $7.5 million, a $6.0 million contract to provide an air quality study, and a change order on an existing contract to provide additional GIS and support services in the amount of $3.3 million. In the Energy segment, backlog decreased during the third quarter of 2002 due to expected reductions associated with certain OPCO properties in the Gulf of Mexico. Since the end of the third quarter, the Energy segment has been named to provide services under new contracts that are expected to be added to backlog during the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.2 million for the first nine months of 2002 as compared to net cash provided by operating activities of $9.7 million for the same period of 2001. This decrease in cash provided by operating activities was the result of the first quarter 2002 payment of 2001 incentive compensation bonuses and increases in receivables and net contract-related assets.

Net cash provided by investing activities was $3.5 million for the first nine months of 2002, compared to cash used in investing activities of $6.8 million for the same period of 2001. The cash provided by investing activities for the first nine months of 2002 reflects the receipt of $12.3 million of the funds placed into escrow during 2001 in connection with the ADF litigation, as reduced by capital expenditures of $7.8 million and a $1.0 million investment in Energy Virtual Partners, a management service business that offers a high-value alternative to selling mature, under-resourced oil and gas properties. The net cash used in investing activities for the first nine months of 2001 reflected the funding of $12.7 million into the previously mentioned escrow account and capital expenditures of $3.1 million, as partially offset by proceeds from the sale of short-term investments totaling $9.0 million. The increase in capital expenditures for the first nine months of 2002 resulted from the Company's purchase and development of computer software totaling $5.8 million related to the implementation of a new ERP system.

Net cash provided by financing activities was $0.6 million for the first nine months of 2002, compared to net cash used in financing activities of $2.3 million for the first nine months of 2001. The net cash provided by financing activities for the first nine months of 2002 primarily reflects proceeds from the exercise of stock options. Net cash used in financing activities for 2001 primarily reflects the final payment of $2.2 million on a seller note associated with the 1999 Steen acquisition and payments of $0.3 million to acquire 24,300 additional treasury shares, as partially offset by proceeds from stock option exercises.

Working capital increased to $47.6 million at September 30, 2002 from $41.0 million at December 31, 2001. The Company's current ratio was 1.62:1 at the end of the third quarter of 2002, compared to 1.48:1 at year-end 2001. Both of these increases were impacted favorably by the third quarter 2002 impact of the ADF settlement (as discussed in Note 5 to the accompanying financial statements). During November 2002, the Company paid $5.0 million into escrow as a result of the ADF settlement.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2002, no borrowings were outstanding under the Agreement; however; letters of credit totaling $7.8 million were outstanding as of this date.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America. At September 30, 2002, bonds totaling $39.9 million were outstanding under this line. Of this outstanding amount, bonds totaling $36.3 million related to the Company's former construction operations. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles. The lease payments for use of these assets are recorded as expenses, but do not appear as liabilities on the Company's consolidated balance sheets.

The Company's professional liability errors and omissions insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Currently, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which, if decided adversely to the Company, would be within the scope of an insurance policy issued by Reliance. This claim reflects an action by LTV Steel Company ("LTV") against BEI, which is pending in the U.S. District Court for the Western District of Pennsylvania, and resulted from the failure of a landfill for which BEI provided services. Although LTV claims damages of $10-11 million, the litigation is in progress and, at this time, it is uncertain whether BEI will have any liability with respect to this claim and, if so, whether any such liability will be funded by Reliance. Based on the uncertainty associated with BEI's liability for this claim, and with Reliance's ability to fund such liability, if any, the Company has not accrued any amounts for this matter in its consolidated financial statements as of September 30, 2002.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has provided significant transportation funding increases to the various state agencies since its approval in 1998. During 2002, however, the Company has seen the transportation market slowing due to Federal and state budget constraints. Management expects that transportation funding will receive significant attention during the Federal budget approval process this year, but cannot predict the outcome. During 2002, the Company has also seen increased Federal spending activity on FEMA, Department of Defense and Homeland Security activities. Additional government spending in these areas could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. If the Company commits to funding future acquisitions, it may need to adjust its financing strategies by lengthening existing debt maturities or seeking alternative debt instruments. At this time, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $13.2 million as of September 30, 2002. If interest rates on investments were to change unfavorably by 10%, the Company would have no material exposure to interest rate risk. In addition, the Company has no interest rate swap or exchange agreements.

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

ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that would significantly impact the effectiveness of these controls subsequent to the date of such evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.
            ------------------

As discussed in Item 3 of the Company's Annual Report on Form 10-K and Note 4 to the Company's consolidated financial statements for the year ended December 31, 2001, Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Company, had been subject to certain claims by ADF International, Inc. ("ADF") in connection with a construction project being performed by BMSCI during 1999 and 2000 at the Universal Studios theme park in Orlando, Florida.

In separate rulings during February 2002, the U.S. Court of Appeals for the 11th Circuit reversed both of the U.S. District Court's prior judgments for liability and attorneys' fees and costs on behalf of BMSCI and remanded the ADF matters back to the District Court for further proceedings.

Court-mandated mediation of the ADF litigation was conducted in Orlando, Florida on October 23-25, 2002. As a result of the mediation, the Company reached a settlement with ADF providing for the payment of $5.0 million by the Company to ADF. Also resulting from the mediation, the Company agreed to release its existing claim against Hellmuth, Obata & Kassabaum, Inc. ("HOK") arising out of the same project, in exchange for an additional payment of $2.75 million by HOK to ADF. Legal releases are currently being exchanged among the parties to finalize the settlement. The $5.0 million settlement was subsequently paid by the Company into an escrow account in November 2002, and will be released to ADF upon the execution of legal releases by all parties involved in the matter. See additional discussion in Note 5 to the accompanying financial statements.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

The following exhibit is included herewith as a part of this Report:

         Exhibit No.                       Description
         -----------                       -----------

           10.4(c) Third Amendment to Loan Agreement dated July 31, 2002, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank, filed herewith.

(b)      Reports on Form 8-K
         --------------------

         During the quarter ended September 30, 2002, the Company filed no reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MICHAEL BAKER CORPORATION

/s/  William P. Mooney                             Dated:  November 14, 2002
-----------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                               Dated:  November 14, 2002
-----------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Donald P. Fusilli, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Michael Baker Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Michael Baker Corporation as of, and for, the periods presented in this quarterly report;

4. Michael Baker Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Michael Baker Corporation and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Michael Baker Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of Michael Baker Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael Baker Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Michael Baker Corporation's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Michael Baker Corporation's ability to record, process, summarize and report financial data and have identified for Michael Baker Corporation's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Michael Baker Corporation's internal controls; and

6. Michael Baker Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Donald P. Fusilli, Jr.                    Dated:  November 14, 2002
------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William P. Mooney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Michael Baker Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Michael Baker Corporation as of, and for, the periods presented in this quarterly report;

4. Michael Baker Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Michael Baker Corporation and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Michael Baker Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of Michael Baker Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael Baker Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Michael Baker Corporation's auditors and the audit committee of Michael Baker Corporation's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Michael Baker Corporation's ability to record, process, summarize and report financial data and have identified for Michael Baker Corporation's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Michael Baker Corporation's internal controls; and

6. Michael Baker Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  William P. Mooney                           Dated:  November 14, 2002
------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

                            ADDITIONAL CERTIFICATIONS

Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Donald P. Fusilli, Jr.                       Dated:  November 14, 2002
-------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer


Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  William P. Mooney                            Dated:  November 14, 2002
-------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

These additional certifications are being furnished solely pursuant to 18 U.S.C.
Section 1350, and are not being filed as part of the Report or as a separate disclosure document.