Form 10-K
period 2002-12-31
BAKER MICHAEL CORP
filed 2003-03-28
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                          COMMISSION FILE NUMBER 1-6627

                            MICHAEL BAKER CORPORATION
               (Exact name of Company as specified in its charter)

PENNSYLVANIA                                                25-0927646
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

AIRSIDE BUSINESS PARK, 100 AIRSIDE DRIVE, MOON TOWNSHIP, PA           15108
(Address of principal executive offices)                              (Zip Code)

         COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 269-6300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             Title of Class            Name of each exchange on which registered
             --------------            -----------------------------------------
COMMON STOCK, PAR VALUE $1 PER SHARE             AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Company is an accelerated filer (as defined
in Exchange Act Rule 12b-2). Yes |X|   No  | |

The aggregate market value of Common Stock held by non-affiliates as of June 28, 2002 (the last business day of the Company's most recently completed second fiscal quarter) was $79.1 million. This amount is based on the closing price of the Company's Common Stock on the American Stock Exchange for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company's Employee Stock Ownership Plan are not included in the computation.

As of March 17, 2003, the Company had 8,303,123 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                          Parts of Form 10-K into which
                    Document                                Document is incorporated
                    --------                              -----------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 2002                               I, II
Proxy Statement to be distributed in connection with
  the 2003 Annual Meeting of Shareholders                             III

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. BUSINESS

Michael Baker Corporation ("Baker" or "the Company") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries, Baker provides engineering and energy expertise for public and private sector clients worldwide.

The Company's business segments reflect how management makes resource decisions and assesses its performance. The Company's three reportable segments are Engineering, Energy and Non-Core. Information regarding these business segments is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Information regarding the amounts of revenues, income from operations without corporate expenses allocated, total assets, capital expenditures, and depreciation and amortization expense attributable to the Company's reportable segments is contained in Note 5 to the consolidated financial statements, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2002 by Engineering News Record magazine, Baker ranked 41st among the top 500 U.S. design firms; 16th among "pure design" firms; 20th among water supply firms; 18th among transportation design firms, including 17th in highways, 15th in bridges and 21st in airports; 33rd among construction management-for-fee firms; 67th among environmental firms; 63rd among global design firms; and 152nd among international design firms. These rankings were based on 2001 revenues. In addition, the Company believes that it is one of the largest providers of outsourced operations and maintenance services in the Gulf of Mexico.

BUSINESS SEGMENTS

The following briefly describes the Company's business segments:

Engineering - The Engineering segment provides a variety of design and related consulting services. Such services include design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, software development, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems. The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. This segment has also provided services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets. This segment is susceptible to upward and downward fluctuations in Federal and state government spending.

The Company's transportation services have benefited from the U.S. government's Federal transportation infrastructure legislation (TEA-21 and AIR-21) in recent years. The Company intends to partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation marketplace.

Energy - The Energy segment specializes in providing a full range of Total Asset Management services for operating energy production facilities worldwide. The segment's comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance, procurement and supply chain management. The Energy segment primarily serves both major and smaller independent oil and gas producing companies.

One innovative service delivery method employed by the segment is OPCO(R), a sophisticated operating model that has broadened the Energy segment's service offerings in the Gulf of Mexico and enhanced both the Company's and its clients' operating margins. In connection with its offering of OPCO services, the segment has built a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for OPCO participants. Presently, the Company is working under OPCO agreements with major and large independent oil and gas producers.

This segment operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand and Nigeria. The local political environment in certain of these countries subjects the Company's related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon past experience with these clients, after giving effect to the Company's related allowance for doubtful accounts balance at December 31, 2002, management believes that these receivable balances will be fully collectible.

Non-Core - The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former Baker Support Services, Inc. subsidiary, which was sold in June 2000.

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2002, 2001 and 2000, approximately 88%, 86% and 91% of the Company's total contract revenues, respectively, were derived from work performed for U.S.-based clients within the United States. Further financial information regarding the Company's domestic and foreign operations is contained in Notes 5 and 12 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Company's domestic revenues, the majority comprises engineering work performed in the Northeast region of the U.S. and operations and maintenance work performed by its Energy segment in Texas, Louisiana and the Gulf of Mexico. The Company's international revenues are derived primarily from its Energy segment.

BACKLOG


(In millions)                       DECEMBER 31, 2002         December 31, 2001
-------------                       -----------------         -----------------
Engineering                             $ 448.8                    $ 378.9
Energy                                     96.4                      130.7
Non-Core                                     --                         --
                                        -------                    -------
Total                                   $ 545.2                    $ 509.6
                                        =======                    =======

The Company's backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized. The Company's backlog at December 31, 2002 and 2001 was $545 million and $510 million, respectively. The overall 2002 increase reflects an 18% increase in backlog in the Company's Engineering segment as a result of continued TEA-21 funding. In the Energy segment, backlog decreased during 2002 due to expected reductions associated with certain OPCO properties in the

Gulf of Mexico. Oil and gas industry merger, acquisition and disposition programs affecting the Company's clients can also result in increases or decreases to the Company's Energy backlog.

There is not necessarily a direct correlation between the Company's backlog amounts and its annual total contract revenues. Further, the Company's backlog amounts do not represent a guarantee of future revenues or results of operations. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Company's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Company's experience has been that these optional contract renewals have generally been exercised. Engineering backlog generally is highest during the last quarter of the Company's fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 14%, 12% and 17% of the Company's total contract revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No individual contract accounted for more than 10% of the Company's total contract revenues in 2002, 2001 or 2000.

COMPETITIVE CONDITIONS

The Company's business is highly competitive with respect to all principal services it offers. Baker competes with numerous public and private firms that provide some or all of the services provided by the Company. The competitive conditions in the Company's businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with Federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. The Company's business segments employ cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

The Company believes that the principal competitive factors (in various orders of importance) in the areas of services it offers are quality of service, reputation, experience, technical proficiency and cost of service. The Company believes that it is well positioned to compete effectively by emphasizing the quality of services it offers and its widely known reputation in providing engineering, management and operations services.

SEASONALITY

Based upon the Company's experience, the Engineering segment's total contract revenues and net income have historically been lower for the first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Northeast and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact the Company's offering of construction management services.

PERSONNEL

At December 31, 2002, the Company had 4,179 total employees. Of this year-end 2002 total, the Engineering segment had 2,030 employees, the Energy segment had 2,111, and the Company's Corporate staff included 38 employees. Certain employees of the Company's 53%-owned Nigerian subsidiary are subject to an in-country collective bargaining agreement. The remainder of the Company's workforce is not subject to collective bargaining arrangements. Management believes that its relations with its employees are good.

AVAILABLE INFORMATION

The Company's Internet website address is www.mbakercorp.com. The Company posts its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports to its website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. The Company also posts all press releases and earnings releases to its web site.


ITEM 2. PROPERTIES

The Company's headquarters offices were relocated in January 2003 to Moon Township, Pennsylvania, at which location approximately 117,000 square feet of office space is leased for use by the Company's Engineering segment and its Corporate staff. The Company's Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on market prices. Aside from its Moon Township offices, the Company's Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 327,000 square feet in the U.S. and Mexico. Likewise, the Company's Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 52,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2013.

The Company also owns a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on a 175-acre site and utilized by the Company's Engineering segment. The Company believes that its current facilities will be adequate for the operation of its business during the next year, and that suitable additional office space is available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

As discussed more fully in Note 4 to the consolidated financial statements referenced herein, pursuant to a March 2000 settlement agreement, Baker Mellon Stuart Construction, Inc. ("BMSCI"), a wholly-owned subsidiary of the Company, paid Universal City Development Partners ("UCDP") $2.0 million to resolve the claims between them. BMSCI remained responsible for resolution of remaining subcontractor and vendor claims, the most significant of which was a suit brought by ADF International, Inc. ("ADF"). A liability judgment totaling $10.0 million was entered in favor of ADF by the U.S. District Court during the fourth quarter of 2000.

In January 2001, BMSCI filed an appeal of the ADF liability judgment with the U.S. Court of Appeals for the 11th Circuit ("Court of Appeals"). In April 2001, the District Court entered an additional judgment totaling $1.1 million on behalf of ADF relative to its claim for attorney's fees and costs in connection with the foregoing action. BMSCI and ADF subsequently filed appeals of this judgment with the Court of Appeals.

In separate rulings during February 2002, the Court of Appeals reversed both of the District Court's prior judgments for liability and attorney's fees and costs on behalf of BMSCI, and remanded the ADF matters back to the District Court for further proceedings. Based on the decisions of the Court of Appeals, on August 2, 2002, the Company received approximately $12.3 million of a $12.7 million amount previously being held in escrow as a result of this litigation. The remaining escrow amount of approximately $0.4 million, relating to an aspect of the litigation that was not contested by BMSCI, was also disbursed by the escrow agent in August 2002 to ADF.

Court-mandated mediation of the ADF litigation was conducted in Orlando, Florida on October 23-25, 2002. As a result of the mediation, the Company reached a settlement with ADF providing for the payment of $5.0 million by the Company to ADF. Also resulting from the mediation, the Company agreed to release its existing claim against Hellmuth, Obata & Kassabaum, Inc. ("HOK") arising out of the same project, in exchange for an additional payment of $2.75 million by HOK to ADF. As a result of the settlement, the Company became obligated to pay contingent legal fees related to its claim against HOK.

Both the ADF settlement of $5.0 million and the contingent legal fees of $1.0 million were paid by the Company during the fourth quarter of 2002.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, is subject to one substantial claim which falls within the Reliance coverage period. This claim reflects an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement that will provide a payment to LTV in the amount of $2.5 million. This settlement is subject to the approval of the Bankruptcy Court overseeing the LTV bankruptcy proceeding. The Company expects the Bankruptcy Court to take action by the end of March 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. Accordingly, the Company has recorded no receivable from Reliance as of December 31, 2002.

On July 24, 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of the Overseas Technical Services companies in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Company has retained legal counsel to represent it in this matter and is conducting an internal investigation of these issues. The Company has been cooperating fully with the government's inquiry. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation in the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the Company's internal investigation and the government's inquiry are ongoing and the Company's assessment of the outcome may vary as the investigation and inquiry proceed.

The Company has been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE COMPANY

The following represents a listing of executive officers of the Company as of December 31, 2002.

Donald P. Fusilli, Jr. - Age 51; President and Chief Executive Officer of the Company since April 2001. Mr. Fusilli has been employed by the Company in various capacities since 1973, including President and

Chief Operating Officer of the Company from 2000 to 2001; and Executive Vice President-Energy from 1994 to 2000.

William P. Mooney - Age 52; Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior to joining the Company, Mr. Mooney served as Executive Vice President and Chief Financial Officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000. Prior to joining FEI, he was the Chief Financial Officer for Calgon Carbon Corporation from 1998 to 1999 and for Sylvan, Inc. from 1990 to 1998.

H. James McKnight - Age 58; Executive Vice President, General Counsel and Secretary of the Company since June 2000. Mr. McKnight has been employed by the Company since 1995, serving as Senior Vice President, General Counsel and Secretary of the Company from 1998 to 2000 and as Vice President, General Counsel and Secretary of the Company from 1995 to 1998.

Monica L. Iurlano - Age 45; Executive Vice President and Chief Resources Officer of the Company since May 2002. Ms. Iurlano previously served as Vice President of Human Resources with L.B. Foster from November 1999 to May 2002. Prior to joining L.B. Foster, Ms. Iurlano served in various management positions at Highmark Blue Cross Blue Shield from 1995 to 1999. Ms. Iurlano was also previously employed by the Company from 1992 to 1995 as Benefits Manager.

Craig O. Stuver - Age 42; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer of the Company since April 2001. Prior to joining the Company, Mr. Stuver served as a vice president of finance for Marconi Communications from September 2000 to April 2001. Mr. Stuver was also previously employed by the Company from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

Richard W. Giffhorn - Age 53; President of Baker Energy since September 2002. Prior to joining Baker Energy, Mr. Giffhorn was a self-employed consultant in 2001 and 2002, and previously served as Vice President of Operations for Baker Hughes INTEQ in Houston, Texas from 1993 to 2000.

John D. Whiteford - Age 42; Executive Vice President of Michael Baker Jr., Inc., a subsidiary of the Company, and Manager of its North Region since June 2000. Mr. Whiteford previously served in various capacities with the Company since 1983, including Vice President of Baker Energy from 1997 to 2000.

James B. Richards - Age 55; Executive Vice President of Michael Baker Jr., Inc. and Manager of its South Region since June 2000. Since joining the Company in 1996, Mr. Richards served as Vice President of Michael Baker Jr. Inc. and Regional Manager of the Southeast Region from 1996 to 2000.

John D. Swanson - Age 46; Senior Vice President of Michael Baker Jr., Inc. and Manager of its West Region since June 2000. Mr. Swanson joined the Company in 1993 and was Assistant Vice President of Michael Baker Jr., Inc. from 1998 to 2000.

Executive officers of the Company serve at the pleasure of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

Information relating to the market for the Company's Common Stock and other matters related to the holders thereof is set forth in the "Supplemental Financial Information" section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Company's present policy is to retain any earnings to fund the operations and growth of the Company. The Company has not paid any cash dividends since 1983 and has no plans to do so in the foreseeable future.

At March 17, 2003, the Company had 1,645 holders of its Common Stock. During the fourth quarter of 2001, the Company announced that all of its Series B Common Stock would be exchanged into Common Stock. Under this program, each Series B share held by the Company's Employee Stock Ownership Plan ("ESOP") was exchanged for approximately 1.018 shares of Common Stock during the first quarter of 2002. Immediately following that exchange, the remaining Series B shares were automatically converted into Common equivalents in accordance with provisions of the Company's Articles of Incorporation. This exchange resulted in 23,452 shares of Common Stock being withdrawn from the Company's treasury stock.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 2002 is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion of the Company's results of operations, cash flow and financial condition is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Exhibit 13.1 to this Form 10-K. Such discussion is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $3.9 million and $24.7 million as of December 31, 2002 and 2001, respectively. Assuming a 10% decrease in interest rates on these variable-rate investment balances (i.e., a decrease from the actual weighted average investment rates of 1.16% and 1.64%, to weighted average investment rates of 1.04% and 1.47%, as of December 31, 2002 and 2001, respectively), annual interest income would have been approximately $5,000 lower in 2002 and $40,000 lower in 2001, based on the respective year-end outstanding balances for variable-rate investments. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

The Company has several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2002, such currencies included the Brazilian Real, British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 6.3% of the Company's consolidated total assets at December 31, 2002, and 5.1% of its consolidated total contract revenues for the year then ended. In assessing its exposure to foreign currency exchange rate risk, the Company recognizes that the majority of its foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing the Company to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, the Company has no material exposure to foreign currency exchange rate risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 17, 2003, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the Directors of the Company appears beneath the caption "Director Nominees" in the Company's definitive Proxy Statement which will be distributed in connection with the 2003 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Section 16(a) Beneficial Ownership Reporting" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Company." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation appears beneath the captions "Proposal 1--Elect Directors" and "Proposal 2--Approve New Long-Term Incentive Compensation Plan" in the Company's definitive Proxy Statement which will be distributed in connection with the 2003 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Company and by management has been set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement which will be distributed in connection with the 2003 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference. Information related to securities authorized for issuance under equity compensation plans has been set forth under the caption "Equity Compensation Plans" in the Company's definitive Proxy Statement which will be distributed in connection with the 2003 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Company and its directors and officers appears beneath the caption "Proposal 1--Elect Directors" in the Company's definitive Proxy Statement which will be distributed in connection with its 2003 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that would significantly impact the effectiveness of these controls subsequent to the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

        Consolidated Statements of Income for the three years ended December 31, 2002

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Consolidated Statements of Cash Flows for the three years ended December 31, 2002

        Consolidated Statements of Shareholders' Investment for the three years ended December 31, 2002

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

(a)(2)  Financial statement schedules for the year ended December 31, 2002:

        Schedule II - Valuation and Qualifying Accounts

        Report of Independent Accountants on Financial Statement Schedule for the two years ended December 31, 2002 (included as Exhibit 99.1 to this Form 10-K)

        All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  The following exhibits are included herewith as a part of this Report:


Exhibit No.                            Description
-----------                            -----------
     3.1          Articles of Incorporation of the Company, as amended, filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1993, and incorporated
                  herein by reference.

     3.2 By-laws of the Company, as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

     4.1 Rights Agreement dated November 16, 1999, between the Company and American Stock Transfer and Trust Company, as Rights
                  Agent, filed as Exhibit 4.1 to the Company's Report on Form
                  8-K dated November 16, 1999, and incorporated herein by reference.

     10.1 2002 Incentive Compensation Plan of Michael Baker Corporation, filed herewith.

     10.2         Consulting Agreement dated April 25, 2001, by and between the
                  Company and Richard L. Shaw, filed as Exhibit 10.2(c) to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 2001, and incorporated herein by reference.

     10.3         Employment Continuation Agreement dated as of October 27,
                  2000, by and between the Company and Donald P. Fusilli, Jr.,
                  William P. Mooney and H. James McKnight, filed as Exhibit
                  10.2(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

     10.3(a)      Employment Continuation Agreement dated as of October 27,
                  2000, by and between the Company and James B. Richards, John
                  D. Swanson and John D. Whiteford, filed as Exhibit 10.2(d) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, and incorporated herein by reference.

     10.3(b) Employment Continuation Agreement dated April 16, 2001 by and between the Company and Craig O. Stuver, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

     10.3(c) Employment Continuation Agreement dated September 23, 2002 by and between the Company and Richard W. Giffhorn, filed herewith.

     10.4         Loan Agreement dated September 5, 2001, by and between the
                  Company and Mellon Bank, N.A., National City Bank of
                  Pennsylvania, and Fifth Third Bank (schedules and exhibits omitted), filed as Exhibit 10.3 to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 2001, and incorporated herein by reference.


Exhibit No.                            Description
-----------                            -----------
     10.4(a)      First Amendment to Loan Agreement dated February 20, 2002, by and between the Company and Citizens Bank of Pennsylvania
                  (assignee of Mellon Bank, N.A.), National City Bank of
                  Pennsylvania and Fifth Third Bank, filed as Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2001, and incorporated herein by reference.

     10.4(b) Second Amendment to Loan Agreement dated April 25, 2002, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank, filed as Exhibit 10.4(b) to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 2002, and incorporated herein by reference.

     10.4(c) Third Amendment to Loan Agreement dated July 31, 2002, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank, filed as Exhibit 10.4(c) to the Company's Quarterly Report on Form
                  10-Q for the period ended September 30, 2002, and incorporated herein by reference.

     10.4(d) Fourth Amendment to Loan Agreement dated March 24, 2003, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank, filed herewith.

     10.5 Michael Baker Corporation 1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference.

     10.6         Michael Baker Corporation 1996 Nonemployee Directors' Stock
                  Incentive Plan, filed as Exhibit A to the Company's definitive
                  Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, and incorporated herein by reference.

     10.7 Office Sublease Agreement dated August 6, 2001, by and between the Company and Airside Business Park, L.P. (exhibits omitted), filed herewith.

     10.7(a)      Third Amendment to Office Sublease Agreement dated February
                  19, 2003, by and between the Company and Airside Business
                  Park, L.P., filed herewith.

     13.1 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated
                  Financial Statements as of December 31, 2002 and for the three years then ended, Report of Independent Accountants, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2002.

     21.1         Subsidiaries of the Company, filed herewith.

     23.1         Consent of Independent Accountants, filed herewith.

     99.1 Report of Independent Accountants on financial statement schedule for the year ended December 31, 2002, filed herewith.

(b)(1) The Company filed no reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICHAEL BAKER CORPORATION

Dated: March 28, 2003                  By: /s/  Donald P. Fusilli, Jr.
                                           ---------------------------
                                           Donald P. Fusilli, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                                      Title                                  Date
---------                                      -----                                  ----
/s/  Donald P. Fusilli, Jr.              Director, President and Chief            March 28, 2003
---------------------------------        Executive Officer
Donald P. Fusilli, Jr.

/s/  William P. Mooney                   Executive Vice President                 March 28, 2003
---------------------------------        and Chief Financial Officer
William P. Mooney

/s/  H. James McKnight                   Executive Vice President,                March 28, 2003
---------------------------------        General Counsel and Secretary
H. James McKnight

/s/  Craig O. Stuver                     Senior Vice President, Corporate         March 28, 2003
---------------------------------        Controller and Treasurer (Chief
Craig O. Stuver                          Accounting Officer)

/s/  Richard L. Shaw                     Chairman of the Board                    March 28, 2003
---------------------------------
Richard L. Shaw

/s/  Robert N. Bontempo                  Director                                 March 28, 2003
---------------------------------
Robert N. Bontempo

/s/  Nicholas P. Constantakis            Director                                 March 28, 2003
---------------------------------
Nicholas P. Constantakis

                                         Director                                 March 28, 2003
---------------------------------
William J. Copeland

                                         Director                                 March 28, 2003
---------------------------------
Roy V. Gavert, Jr.

/s/  Thomas D. Larson                    Director                                 March 28, 2003
------------------------------------
Thomas D. Larson

                                         Director                                 March 28, 2003
---------------------------------
John E. Murray, Jr.

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Donald P. Fusilli, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Michael Baker Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Michael Baker Corporation as of, and for, the periods presented in this annual report;

4. Michael Baker Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Michael Baker Corporation and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Michael Baker Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of Michael Baker Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael Baker Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Michael Baker Corporation's auditors and the audit committee of Michael Baker Corporation's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Michael Baker Corporation's ability to record, process, summarize and report financial data and have identified for Michael Baker Corporation's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Michael Baker Corporation's internal controls; and

6. Michael Baker Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Donald P. Fusilli, Jr.                             Dated:  March 28, 2003
-----------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, William P. Mooney, certify that:

1. I have reviewed this annual report on Form 10-K of Michael Baker Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Michael Baker Corporation as of, and for, the periods presented in this annual report;

4. Michael Baker Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Michael Baker Corporation and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to Michael Baker Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of Michael Baker Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Michael Baker Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Michael Baker Corporation's auditors and the audit committee of Michael Baker Corporation's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect Michael Baker Corporation's ability to record, process, summarize and report financial data and have identified for Michael Baker Corporation's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in Michael Baker Corporation's internal controls; and

6. Michael Baker Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  William P. Mooney                                   Dated:  March 28, 2003
-------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

                            ADDITIONAL CERTIFICATIONS

Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Donald P. Fusilli, Jr.                             Dated:  March 28, 2003
-------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer


Pursuant to 18 U.S.C. ss. 1350, the undersigned officer of Michael Baker Corporation (the "Company"), hereby certifies that the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  William P. Mooney                                  Dated:  March 28, 2003
---------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

These additional certifications are being furnished solely pursuant to 18 U.S.C.
Section 1350, and are not being filed as part of the Report or as a separate disclosure document.

MICHAEL BAKER CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2002
(IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
              Column A                        Column B                     Column C                  Column D          Column E
                                                                          Additions
                                                               --------------------------------
                                             Balance at        Charged to          Charged to       Deductions -      Balance at
            Description                     beg. of year         expense         other accounts      describe *       end of year
-----------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2002:

Allowance for doubtful accounts                $1,508             $1,204               $0             $(287)             $2,425
-----------------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2001:

Allowance for doubtful accounts                $   26             $1,547               $0             $ (65)             $1,508
-----------------------------------------------------------------------------------------------------------------------------------

* For the year ended December 31, 2002, the deduction amount primarily reflects recoveries of allowances previously expensed as well as accounts receivable balances written off during the year. For the year ended December 31, 2001, the deduction is entirely related to accounts receivable balances written off during the year.