Form 10-Q
period 2003-03-31
BAKER MICHAEL CORP
filed 2003-05-30
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          Commission file number 1-6627


                            MICHAEL BAKER CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                               25-0927646
       ------------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Airside Business Park, 100 Airside Drive, Moon Township, PA         15108
-----------------------------------------------------------         -----
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                  Yes  X       No
                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  As of April 30, 2003:
                  ---------------------

                  Common Stock              8,310,123 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                       For the three months ended
                                                                       --------------------------
                                                                    MARCH 31, 2003   March 31, 2002
====================================================================================================
                                                                        (In thousands, except
                                                                          per share amounts)

Total contract revenues                                                $ 99,299        $ 95,922


Cost of work performed                                                   85,853          81,141
----------------------------------------------------------------------------------------------------
      Gross profit                                                       13,446          14,781

Selling, general and administrative expenses                             13,557          11,621
----------------------------------------------------------------------------------------------------
      (Loss)/income from operations                                        (111)          3,160

Other income/(expense):
   Interest income                                                            4              92
   Interest expense                                                         (86)            (21)
   Other, net                                                                14             (85)
----------------------------------------------------------------------------------------------------
      (Loss)/income before income taxes                                    (179)          3,146

(Benefit from)/provision for income taxes                                   (82)          1,432
----------------------------------------------------------------------------------------------------

      NET (LOSS)/ INCOME                                               $    (97)       $  1,714
====================================================================================================

      BASIC NET (LOSS)/ INCOME PER SHARE                               $  (0.01)       $   0.21
      DILUTED NET (LOSS)/ INCOME PER SHARE                             $  (0.01)       $   0.20
====================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                    MARCH 31, 2003     Dec. 31, 2002
===========================================================================================================
                                                                                   (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                   $   6,975          $   9,885
Receivables, net                                                               74,507             65,742
Cost of contracts in progress and estimated earnings, less billings            54,793             29,723
Prepaid expenses and other                                                      5,739              6,220
-----------------------------------------------------------------------------------------------------------
      Total current assets                                                    142,014            111,570
-----------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                             19,026             17,459

OTHER ASSETS
Goodwill and other intangible assets, net                                       9,447              9,519
Other assets                                                                    6,827              6,549
-----------------------------------------------------------------------------------------------------------
      Total other assets                                                       16,274             16,068
-----------------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                          $ 177,314          $ 145,097
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                            $  23,617          $  20,373
Accrued employee compensation                                                  15,412             11,290
Accrued insurance                                                               9,556              9,687
Income taxes payable                                                              765              2,801
Other accrued expenses                                                         23,548             22,208
Excess of billings on contracts in progress over cost and estimated
   Earnings                                                                     6,579              4,191
-----------------------------------------------------------------------------------------------------------
         Total current liabilities                                             79,477             70,550
-----------------------------------------------------------------------------------------------------------

OTHER LIABILITIES                                                               3,147              3,128
Long-term debt                                                                 24,100                 --
Commitments and contingencies                                                      --                 --
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                        106,724             73,678
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,694,360 shares at 3/31/03 and 12/31/02, respectively                       8,694              8,694
Additional paid-in-capital                                                     38,146             38,146
Retained earnings                                                              27,315             27,411
Other comprehensive loss                                                         (612)              (569)
Less - 391,237 and 310,837 shares of Common Stock in treasury,
   at cost, at 3/31/03 and 12/31/02, respectively                              (2,953)            (2,263)
-----------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                            70,590             71,419
-----------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                         $ 177,314          $ 145,097
===========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  For the three months ended
                                                                  --------------------------
                                                               MARCH 31, 2003    March 31, 2002
=================================================================================================
                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                 $    (97)         $  1,714
Adjustments to reconcile net (loss)/income to net
   cash (used in)/provided by operating activities:
      Depreciation and amortization                                  1,261             1,155
      Changes in assets and liabilities:
         (Increase)/decrease in receivables and contracts
           in progress                                             (31,455)            2,214
         Increase/(decrease) in accounts payable and
           accrued expenses                                          6,567            (3,691)
          Decrease in other net assets                                 142               168
-------------------------------------------------------------------------------------------------
      Total adjustments                                            (23,485)             (154)
-------------------------------------------------------------------------------------------------
      Net cash(used in)/ provided by operating activities          (23,582)            1,560
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                          (2,738)           (2,818)
Investment in Energy Virtual Partners                                   --            (1,000)
-------------------------------------------------------------------------------------------------
      Net cash used in investing activities                         (2,738)           (3,818)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                        24,100                --
Payments to acquire treasury stock                                    (690)               --
Repayments of long-term debt                                            --                (4)
-------------------------------------------------------------------------------------------------
      Net cash provided by/(used in) financing activities           23,410                (4)
-------------------------------------------------------------------------------------------------

      Net decrease in cash and cash equivalents                     (2,910)           (2,262)

      Cash and cash equivalents, beginning of year                   9,885            18,482
-------------------------------------------------------------------------------------------------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  6,975          $ 16,220
=================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                     $     82          $     12
Income taxes paid                                                 $  1,954          $    797
=================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2003
(UNAUDITED)


NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the quarters ended March 31, 2003 and 2002. The additional shares included in diluted shares outstanding are entirely attributable to stock options.


Weighted Average Shares Outstanding        MARCH 31, 2003         MARCH 31, 2002
=================================================================================
Basic                                         8,345,554             8,286,107
Diluted                                       8,345,554             8,503,002
=================================================================================

The Company had 336,488 and 93,804 stock options outstanding which were not included in the computation of diluted shares outstanding for the three months ended March 31, 2003 and 2002, respectively, because the effect would have been antidilutive. Such options could potentially dilute basic earnings per share in future periods.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of March 31, 2003, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares.

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

o The Energy segment provides a full range of Total Asset Management services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, mechanical equipment maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(R) and managed services operating models as service delivery methods.

o The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                                                          For the three months ended
                                                          --------------------------
                                                       MARCH 31, 2003    March 31, 2002
========================================================================================
Total contract revenues:
Engineering                                              $     58.7        $    58.3
Energy                                                         40.6             37.6
Non-Core                                                         --               --
----------------------------------------------------------------------------------------
         Total                                           $     99.3        $    95.9
========================================================================================


                                                          For the three months ended
                                                          --------------------------
                                                       MARCH 31, 2003    March 31, 2002
========================================================================================
Income/(loss) from operations without Corporate
  expenses allocated:
Engineering                                              $      2.8        $     4.2
Energy                                                          1.3              1.7
Non-Core                                                        0.3               --
----------------------------------------------------------------------------------------
         Subtotal - segments                                    4.4              5.9
Corporate/Insurance                                            (4.5)            (2.7)
----------------------------------------------------------------------------------------
         Total                                           $     (0.1)       $     3.2
========================================================================================


                                                       MARCH 31, 2003    Dec. 31, 2002
========================================================================================
Segment assets:
Engineering                                              $     94.8        $    76.8
Energy                                                         70.3             52.6
Non-Core                                                        0.8              1.0
----------------------------------------------------------------------------------------
         Subtotal - segments                                  165.9            130.4
Corporate/Insurance                                            11.4             14.7
----------------------------------------------------------------------------------------
         Total                                           $    177.3        $   145.1
========================================================================================

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2003, borrowings totaling $24.1 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.7 million.

On May 8, 2003, the Company entered into an agreement with one of its banks to provide a Revolving Credit Note ("the Note") in the amount of $5 million through August 6, 2003. The Note provides the Company with additional liquidity that may be needed in conjunction with changes in its billing process and system which have caused temporary delays in both client billings and cash collections during the first quarter of 2003. (See additional discussion under the Liquidity and Capital Resources section in Item 2 of this report.)

NOTE 5 - CONTINGENCIES

Insurance coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company requires its insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. The Company is insured with respect to its workers' compensation and general liability exposures subject to deductibles or self-insured retentions. As a result of adverse market conditions in the insurance industry, several of these deductibles were either required to be increased by the Company because expiring coverages were no longer available, or were voluntarily increased to avoid additional premium cost increases, in connection with the Company's most recent insurance coverage renewals effective July 1, 2002. Loss provisions for these exposures are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

The Company is self-insured for its primary layer of professional liability insurance through a wholly-owned captive insurance subsidiary. The secondary layer of the professional liability insurance continues to be provided, consistent with industry practice, under a "claims-made" insurance policy placed with an independent insurance company. Under claims-made policies, coverage must be in effect when a claim is made. This insurance is subject to standard exclusions.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In December

2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement to provide a payment to LTV in the amount of $2.5 million, the effect of which was recorded during the fourth quarter of 2002. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. Accordingly, the Company has recorded no receivable from Reliance.

On July 24, 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of the Overseas Technical Services companies in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Company has retained legal counsel to represent it in this matter and has initiated an internal investigation of these issues. The Company has been cooperating fully with the government's inquiry; however, there has been no recent activity in this matter. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation with the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the government's inquiry has not been concluded and the Company's assessment of the outcome may vary as the matter proceeds.

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

At March 31, 2003, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at March 31, 2003:


                                                  Maximum    Related liability
                                             undiscounted     balance recorded
(Dollars in millions)                     future payments           at 3/31/03
================================================================================
Standby letters of credit:
   Insurance related                            $     7.6            $     7.6
   Other                                              0.1                   --
Performance and payment bonds                        25.9                   --
Sale of certain construction assets             Unlimited                   --
Sale of BSSI                                          2.0                   --
================================================================================

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Agreement discussed above. As of March 31, 2003, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

Bonds are provided on behalf of the Company by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that the Company does not perform under the project or if subcontractors are not paid. The performance and payment bonds outstanding at March 31, 2003 included one bond totaling $24.4 million related to the Company's former construction operations. This bond will be terminated by Travelers when the related project is completed and all appropriate releases are received from the client. The project related to the remaining construction bond is substantially completed; accordingly, this bond is currently expected to be terminated during the second or third quarter of 2003. The Company does not currently expect any amounts to be paid by Travelers under its bonds outstanding at March 31, 2003.

During 2000, the Company sold certain assets associated with its former heavy & highway construction business to A&L, Inc., and all of the outstanding stock of its former BSSI subsidiary to SKE International LLC. These sale agreements provided indemnifications to the buyers for breaches of certain obligations by the Company. For the sale of heavy & highway assets, there was no dollar limit on the indemnifications, and the terms vary but will ultimately be governed by the statutes of limitations. Maximum payments for indemnifications under the BSSI sale were limited to $2.0 million, and the terms are based on the varying statutes of limitations plus 90 days. The Company does not currently expect to make any future payments under these indemnifications.

NOTE 6 - STOCK OPTIONS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company subsequently adopted the prospective method of applying SFAS 148. Under the prospective method, the Company began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. Since no stock options were granted, modified or settled by the Company during the first quarter of 2003, no compensation expense was recognized for the period.

Prior to January 1, 2003, the Company utilized the intrinsic value method of accounting for stock-based compensation, as originally promulgated by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and as permitted under SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for stock options granted prior to January 1, 2003. If compensation costs for the Company's stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the Company's net income and diluted net income per share amounts would have been reduced in the first quarters of 2003 and 2002. If SFAS 123 had been used, the Company's pro forma net income and net income per share amounts would have been as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                     =========================
(In thousands)                                           2003          2002
================================================================================
Net (loss)/income, as reported                         $    (97)     $  1,714
Deduct: Total stock-based employee
      compensation expense determined under
      fair value method for all awards, net of
      related tax effects                                   (88)         (267)
--------------------------------------------------------------------------------
Pro forma net income                                   $   (185)     $  1,447
================================================================================


                                                         2003          2002
================================================================================
Reported (loss)/earnings per share:
      Basic                                           $  (0.01)      $   0.21
      Diluted                                            (0.01)          0.20
Pro forma (loss)/earnings per share:
      Basic                                              (0.02)          0.17
      Diluted                                         $  (0.02)      $   0.17
================================================================================

NOTE 7 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows:

                                             For the three months ended
                                             --------------------------
                                            MAR. 31, 2003   Mar. 31, 2002
===========================================================================
Net (loss)/income                              $  (97)        $ 1,714
Other comprehensive (loss)/income:
  Foreign currency translation adjustment         (43)             13
------------------------------------------------------------ --------------
Comprehensive (loss)/ income                   $ (140)        $ 1,727
===========================================================================

NOTE 8 - GOODWILL

Goodwill and other intangible assets consist of the following (in thousands):


                                                    MAR. 31, 2003  Dec. 31, 2002
================================================================================
Goodwill:
   Engineering                                       $    1,006      $   1,006
   Energy                                                 7,465          7,465
--------------------------------------------------------------------------------
      Total goodwill                                      8,471          8,471
--------------------------------------------------------------------------------
 Other intangible assets, net of accumulated
   amortization of $1,024 and $952, respectively            976          1,048
--------------------------------------------------------------------------------
      Goodwill and other intangible assets, net      $    9,447      $   9,519
================================================================================

Under SFAS 142, the Company's goodwill balance is no longer being amortized and goodwill impairment tests are being performed at least annually. The Company completed its initial impairment test during the second quarter of 2002, and no impairment charge was required. The Company expects to complete another impairment test during the second quarter of 2003 and does not expect a charge to result from the testing.

The Company's other intangible assets balance solely comprises a non-compete agreement from the Company's 1998 purchase of Steen Production Services, Inc. Future amortization expense on the other intangible assets balance is currently estimated to be $286,000 for the years ending December 31, 2003 through 2005, with the remaining balance of $190,000 being amortized in 2006.

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires that obligations associated with retirements of tangible long-lived assets be recorded as liabilities when those obligations are incurred. The Company adopted this standard as of January 1, 2003, and as a result, has had no effect on its financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities," which addresses issues associated with exit or disposal activities initiated after December 31, 2002. The Company adopted this statement as of January 1, 2003, and as a result, has had no effect on its financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies and amends financial accounting and reporting requirements originally established in SFAS 133. SFAS 149 provides greater clarification by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 as well as for hedging relationships designated after June 30, 2003. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The disclosure requirements of this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted such disclosure requirements in connection with the issuance of its 2002 financial statements. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 effective January 1, 2003. Such adoption has not had any effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of the entity's expected losses or returns as a result of holding the variable interest. This interpretation applies to variable interest entities in which an enterprise obtains an interest, or which an enterprise creates, after January 31, 2003. For variable interest entities created before February 1, 2003, the interpretation shall be applied for the first interim or annual reporting period beginning after June 15, 2003. The Company plans to adopt this interpretation effective July 1, 2003. Since it currently has no variable interest entities, the Company does not believe that such adoption will have a material impact on its financial statements.

NOTE 10 - RECLASSIFICATIONS

Certain reclassifications have been made to prior year income statement and balance sheet amounts in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the quarters ended March 31, 2003 and 2002 (in millions):


                                                   For the three months ended
                                                   --------------------------
                                                MARCH 31, 2003   March 31, 2002
================================================================================
Total contract revenues:
Engineering                                         $   58.7       $   58.3
Energy                                                  40.6           37.6
Non-Core*                                                 --             --
--------------------------------------------------------------------------------
    Total                                           $   99.3       $   95.9
================================================================================

                                                   For the three months ended
                                                   --------------------------
                                                MARCH 31, 2003    March 31, 2002
================================================================================
Income/(loss) from operations with
  Corporate expenses allocated:
Engineering                                         $   (0.2)      $    2.8
Energy                                                   0.2            0.9
Non-Core*                                                0.3           (0.3)
--------------------------------------------------------------------------------
    Subtotal - segments                                  0.3            3.4
Corporate/Insurance                                     (0.4)          (0.2)
--------------------------------------------------------------------------------
    Total                                           $   (0.1)      $    3.2
================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

TOTAL CONTRACT REVENUES

Total contract revenues increased 4% in the first quarter of 2003 relative to the first quarter of 2002. In the Energy segment, revenues for the first quarter of 2003 increased 8% over the first quarter of 2002. This increase resulted from a 39% increase in international revenues for the first quarter of 2003 due to the commencement of two new international contracts during the second half of 2002. OPCO(R) revenues composed 2% and 30% of Baker Energy's total contract revenues for the first quarters of 2003 and 2002, respectively. This OPCO decrease as a percentage of Energy revenues was the result of asset turnover and an unexpected delay in additional OPCO sales in the Gulf of Mexico. Most of these former OPCO properties are still being serviced by Baker Energy, but are being serviced as labor and logistics work outside the OPCO model. Engineering revenues for the first quarter of 2003 were essentially unchanged from the first quarter of 2002. Engineering's revenues were adversely impacted in the first quarter of 2003 by continuing slowness in its private sector contract activity, and lower labor utilization associated with delays in the commencement of certain public sector projects due to state budget constraints and the January relocation of the Company's largest Engineering office to Moon Township, PA. As expected, the Company's Non-Core segment posted no revenues for the first quarters of 2003 or 2002.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 13.5% for the first quarter of 2003 from 15.4% in the first quarter of 2002. The Energy segment's gross profit percentage decreased to 9.4% in the first quarter of 2003 from 12.8% in the first quarter of 2002. This decrease is primarily attributable to an overall change in the mix of project work. Specifically, Energy's higher-margin OPCO operations posted a gross profit margin percentage of 23% in the first quarter of 2003 as compared to 25% in the comparable period of 2002; however, the related OPCO revenues were lower by 94%. Also contributing to Energy's gross margin percentage decrease was an international contract for the implementation of a computerized maintenance management system, which posted a negative margin for the first quarter of 2003. The Engineering segment's gross profit percentage was 16.7% for the first quarter of 2003 compared to 17.6% in the comparable period of 2002. The lower than expected revenue volume discussed above was the most significant cause for the first quarter 2003 reduction in Engineering's gross margin percentage. To a lesser extent, final legal costs associated with the settlement of the LTV matter (discussed in Note 5 to the accompanying financial statements) resulted in first quarter 2003 costs. In the Non-Core segment, the positive gross profit resulted from favorable developments in certain casualty insurance claims related to the Company's former construction operations, as slightly offset by a charge associated with a construction-related claim.

Engineering's labor utilization rates have increased during the second quarter of 2003 and are expected to show continued improvement for the remainder of the year. With respect to the future of the Energy segment's OPCO business, the Company is continuing to pursue OPCO contracts in the offshore Gulf of Mexico, and recently announced a significant onshore OPCO-style agreement with a major Energy customer. The Company is optimistic that other similar onshore agreements will be concluded during the second half of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues increased to 13.7% in the first quarter of 2003 from 12.1% in the first quarter of 2002. This overall increase in SG&A expenses expressed as a percentage of total contract revenues results principally from costs associated with the Company's new information systems, which were implemented effective January 1, 2003. In the Energy segment, SG&A expenses expressed as a percentage of total revenues decreased to 8.9% in the first quarter of 2003 from 10.3% in 2002. This percentage decrease for 2003 resulted from a combination of higher executive management costs in the first quarter of 2002 and the higher revenues for the first quarter of 2003. In the Engineering segment, SG&A expenses increased to 16.9% as a percentage of revenues for the first quarter of 2003 from 12.8% in 2002. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with costs associated with the aforementioned information systems implementation and the Engineering office relocation. Moving costs totaling $0.4 million associated with the office relocation will not recur in future periods.

Likewise, approximately $0.6 million of the information systems costs incurred during the first quarter of 2003 are not expected to recur. The Company's Non-Core operations incurred no SG&A expenses in either first quarter period.

OTHER INCOME

Interest income was lower and interest expense was higher for the first quarter of 2003 as a result of the Company being in a net borrowed position with its banks during the majority of the first quarter of 2003. The Company was in an invested position with its bank during the first quarter of 2002. This change resulted from changes in the Company's billing process and system, which have caused temporary delays in both client billings and cash collections during the first quarter of 2003. (See additional discussion under the Liquidity and Capital Resources section below.) Other income for the first quarter of 2003 primarily related to currency-related gains, as compared to other expenses during the first quarter of 2002 that resulted almost entirely from minority interest related to the income of two consolidated subsidiaries in the Energy segment.

INCOME TAXES

The Company had a benefit from income taxes of 46.0% for the first quarter of 2003, versus a provision for income taxes of 45.5% for the first quarter of 2002. The slightly higher rate for 2003 is consistent with the Company's full year rate for 2002 and reflects the Company's best current estimate of domestic and foreign taxable income for the year ending December 31, 2003.

CONTRACT BACKLOG

(In millions)                       MARCH 31, 2003     Dec. 31, 2002
=====================================================================
Engineering                           $   459.7          $   448.8
Energy                                    103.8               96.4
---------------------------------------------------------------------
         Total                        $   563.5          $   545.2
=====================================================================

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $23.6 million for the first quarter of 2003 as compared to net cash provided by operating activities of $1.6 million for the same period in 2002. This increase in cash used was the direct result of increases in receivables and unbilled revenues associated with changes in the Company's billing process and system, which have caused temporary delays in both client billings and cash collections during the first quarter of 2003.

Effective January 1, 2003, the Company implemented a new billing system and made certain related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion problems and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has undertaken various corrective improvement measures, and has invoiced in excess of $100 million through its new software. The second order effect of the billing delays has been a lower rate of cash collections, which created a first quarter 2003 cash requirement that was funded by utilization of the Company's credit facility. As of March 31, 2003, the Company had related borrowings of $24.1 million. In May 2003, the Company added back-up liquidity through one of its banks in the form of a 90-day credit line totaling $5 million.

At this time, client billings remain approximately two to three weeks in arrears, and management attention continues to be focused on further improvements to this critical process. As the rate of client invoicing continues to improve, management currently expects that its client billings will be caught up by the end of the third quarter, and that the Company's unbilled revenues balance (shown in the balance sheet as cost of contracts in progress and estimated earnings, less billings) will decrease to a more normal level. Accordingly, while management currently expects that its receivables balance will increase further during the second quarter, the receivables balance is expected to decrease during the third quarter of 2003. As the receivables balance decreases, the related cash collected will be used to reduce the bank borrowings. Management currently expects that the bank borrowings related to the billing and collection delays will be substantially, if not entirely, repaid by the end of the third quarter of 2003. Until then, the Company expects that these delays will continue to adversely impact its working capital, and that borrowings under its credit facility will reflect this impact.

Net cash used in investing activities was $2.7 million for the first quarter of 2003, compared to $3.8 million for the first quarter of 2002. The net cash used in investing activities for the first quarter of 2003 is entirely related to capital expenditures while the net cash used in investing activities for the first quarter of 2002 reflected capital expenditures of $2.8 million and a $1.0 million investment in Energy Virtual Partners, a management service business that offers a high-value alternative to selling mature, under-resourced oil and gas properties. The capital expenditures for the first quarter of 2003 are attributable to leasehold improvements totaling $1.9 million for the Company's largest Engineering office and $0.8 million relating to the new information systems.

Net cash provided by financing activities was $23.4 million for the first quarter of 2003 versus a negligible amount used for the first quarter of 2002. The net cash provided by financing activities for the first quarter of 2003 reflects proceeds from long-term debt to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. As of May 29, 2003, the Company's borrowings were $25.8 million. In addition, pursuant to the Company's stock repurchase program, the Company paid $0.7 million to acquire 80,400 additional treasury shares during the first quarter of 2003.

Working capital increased to $62.5 million at March 31, 2003 from $41.0 million at December 31, 2002. The Company's current ratio was 1.8:1 at the end of the first quarter of 2003, compared to 1.6:1 at year-end 2002. These variances are also directly related to the changes in the Company's billing process and system.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2003, borrowings totaling $24.1 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.7 million.

Effective May 8, 2003, the Company also secured additional short-term borrowing capacity in the form of a Revolving Credit Note ("the Note") totaling $5 million through one of its banks. Although the Company has not utilized this new credit facility, the Note will provide the Company with additional liquidity, if needed, through August 6, 2003.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America ("Travelers"). At March 31, 2003, performance and payment bonds totaling $25.9 million were outstanding under this line. Of this outstanding amount, $24.4 million related to the Company's former construction operations. This bond will be terminated by Travelers when the related project is completed and all appropriate releases are received from the client. The project related to the remaining construction bond is substantially completed; accordingly, this bond is currently expected to be terminated during the second or third quarter of 2003. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles. The lease payments for use of these assets are recorded as expenses, but do not appear as liabilities on the Company's consolidated balance sheets.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement that will provide a payment to LTV in the amount of $2.5 million. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. Accordingly, the Company recorded no receivable from Reliance.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has made significant transportation funding available to the various state agencies since its approval in 1998. The Federal budget approved for the U.S. government's 2002-2003 fiscal year included transportation funding equal to that approved for its 2001-2002 fiscal year; however, certain state agencies may not apply for Federal transportation funding during 2003 as they may be unable to commit the required matching funds due to budget constraints. Transportation funding is expected to receive significant attention during the Federal budget approval process for its 2003-2004 fiscal year, as TEA-21 is up for reauthorization. During 2002, the Company observed increased Federal spending activity on Department of Defense and Homeland Security activities, including FEMA. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity.

After giving effect to the foregoing, including the aforementioned billing and collection delays, management still believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable rate debt obligations, which totaled $24.1 million as of March 31, 2003. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 3.54% as of March 31, 2003, to a weighted average interest rate of 3.90%), annual interest expense would be approximately $85,000 higher based on the outstanding balance of variable rate obligations as of March 31, 2003. In addition, the Company has no interest rate swap or exchange agreements.

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

The Company was unable to timely file this Form 10-Q for the quarter ended March 31, 2003 due to unexpected data conversion problems and training issues associated with the implementation of new information systems effective January 1, 2003. Management has focused attention on these problems and issues during the first and second quarters of 2003, and fully expects to file its quarterly and other periodic reports on a timely basis in future periods.

(b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that would significantly impact the effectiveness of these controls subsequent to the date of such evaluation.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As discussed more fully in Item 3 of the Company's Form 10-K for the year ended December 31, 2002, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, had been subject to a claim by LTV Steel Company ("LTV"), resulting from the failure of a landfill for which BEI provided services. In February 2003, LTV and BEI reached an out-of-court settlement under which LTV was to be paid $2.5 million. At that time of the Company's 2002 Form 10-K filing, such settlement was still pending approval by the Bankruptcy Court overseeing the LTV bankruptcy proceeding. In late March 2003, the Bankruptcy Court approved the settlement and payment was made by BEI to LTV during April 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herewith as a part of this Report:

     Exhibit No.    Description
     -----------    -----------

      10.3(d) Employment Continuation Agreement dated April 1, 2003 by and between the Company and Monica L. Iurlano.

      10.4(e) Revolving Credit Note dated May 8, 2003 by and between the Company and Citizens Bank of Pennsylvania.

      99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K
     -------------------

     On May 14, 2003, the Company filed a report on Form 8-K reporting that the Company would release its first quarter 2003 financial results on May 27, 2003, as presented in a press release on May 13, 2003.

     On May 28, 2003, the Company filed a report on Form 8-K reporting the Company's financial results for the quarter ended March 31, 2003, as presented in a press release on May 28, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                  Dated:  May 30, 2003
-------------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                    Dated:  May 30, 2003
-------------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)

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

/s/  Donald P. Fusilli, Jr.                          Dated:  May 30, 2003
---------------------------------------
Donald P. Fusilli, Jr.
President and Chief Executive Officer

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

/s/  William P. Mooney                            Dated:  May 30, 2003
---------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer