Form 10-Q
period 2003-06-30
BAKER MICHAEL CORP
filed 2003-08-14
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


                          Commission file number 1-6627


                            MICHAEL BAKER CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         PENNSYLVANIA                                            25-0927646
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


Airside Business Park, 100 Airside Drive, Moon Township, PA             15108
-----------------------------------------------------------           ----------
      (Address of principal executive offices)                        (Zip Code)

                                 (412) 269-6300
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  As of July 31, 2003:

                  Common Stock        8,319,998 shares

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

This Quarterly Report on Form 10-Q, particularly the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, management changes, successful implementation of information systems and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     For the three months ended
                                                    ----------------------------
                                                    JUNE 30, 2003  June 30, 2002
                                                    -------------  -------------
                                                       (In thousands, except
                                                         per share amounts)
Total contract revenues                               $ 104,799      $ 104,760
Cost of work performed                                   89,780         86,918
                                                      ---------      ---------
         Gross profit                                    15,019         17,842

Selling, general and administrative expenses             13,869         11,686
                                                      ---------      ---------
         Income from operations                           1,150          6,156

Other income/(expense):
   Interest income                                           12             79
   Interest expense                                        (228)           (20)
   Other, net                                              (812)            10
                                                      ---------      ---------
         Income before income taxes                         122          6,225

Provision for income taxes                                   54          2,739
                                                      ---------      ---------
         NET INCOME                                   $      68      $   3,486
                                                      =========      =========
         BASIC NET INCOME PER SHARE                   $    0.01      $    0.42
         DILUTED NET INCOME PER SHARE                 $    0.01      $    0.41
                                                      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      For the six months ended
                                                    ----------------------------
                                                    JUNE 30, 2003  June 30, 2002
                                                    -------------  -------------
                                                       (In thousands, except
                                                         per share amounts)
Total contract revenues                               $ 204,098      $ 200,681
Cost of work performed                                  175,633        168,058
                                                      ---------      ---------
         Gross profit                                    28,465         32,623

Selling, general and administrative expenses             27,426         23,307
                                                      ---------      ---------
         Income from operations                           1,039          9,316

Other income/(expense):
   Interest income                                           16            171
   Interest expense                                        (314)           (41)
   Other, net                                              (798)           (76)
                                                      ---------      ---------
         (Loss)/income before income taxes                  (57)         9,370

(Benefit from)/provision for income taxes                   (28)         4,170
                                                      ---------      ---------
         NET (LOSS)/INCOME                            $     (29)     $   5,200
                                                      =========      =========
         BASIC NET INCOME PER SHARE                   $    0.00      $    0.63
         DILUTED NET INCOME PER SHARE                 $    0.00      $    0.61
                                                      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                               JUNE 30, 2003   Dec. 31, 2002
------                                                               -------------   -------------
                                                                            (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                              $  7,407         $  9,885
Receivables, net                                                         80,842           65,742
Cost of contracts in progress and estimated earnings, less billings      55,058           29,723
Prepaid expenses and other                                                5,206            6,220
                                                                       --------         --------
         Total current assets                                           148,513          111,570
                                                                       --------         --------
PROPERTY, PLANT AND EQUIPMENT, NET                                       18,433           17,459

OTHER ASSETS
Goodwill and other intangible assets, net                                 9,376            9,519
Other assets                                                              6,847            6,549
                                                                       --------         --------
         Total other assets                                              16,223           16,068
                                                                       --------         --------
         TOTAL ASSETS                                                  $183,169         $145,097
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt                                      $ 33,257         $     --
Accounts payable                                                         23,037           20,373
Accrued employee compensation                                            14,982           11,290
Accrued insurance                                                         9,436            9,687
Income taxes payable                                                        553            2,801
Other accrued expenses                                                   18,024           22,208
Excess of billings on contracts in progress over cost and
   estimated earnings                                                     9,825            4,191
                                                                       --------         --------
         Total current liabilities                                      109,114           70,550
                                                                       --------         --------
OTHER LIABILITIES                                                         3,163            3,128
Commitments and contingencies                                                --               --
                                                                       --------         --------
     Total liabilities                                                  112,277           73,678
                                                                       --------         --------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares,
   issued 8,711,235 and 8,694,360 shares at 6/30/03 and
   12/31/02, respectively                                                 8,711            8,694
Additional paid-in-capital                                               38,301           38,146
Retained earnings                                                        27,382           27,411
Other comprehensive loss                                                   (495)            (569)
Unearned compensation expense                                               (54)              --
Less - 391,237 and 310,837 shares of Common Stock in treasury,
   at cost, at 6/30/03 and 12/31/02, respectively                        (2,953)          (2,263)
                                                                       --------         --------
     Total shareholders' investment                                      70,892           71,419
                                                                       --------         --------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                    $183,169         $145,097
                                                                       ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                              For the six months ended
                                                            ----------------------------
                                                            JUNE 30, 2003  June 30, 2002
                                                            -------------  -------------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                             $    (29)      $  5,200
Adjustments to reconcile net (loss)/income to net
    cash used in operating activities:
       Depreciation and amortization                             2,553          2,067
       Impairment of investment in Energy Virtual Partners         800             --
       Changes in assets and liabilities:
          Increase in receivables and contracts in progress    (34,801)        (6,866)
          Decrease in accounts payable and accrued expenses       (292)        (1,814)
          Decrease/(increase) in other net assets                   92         (1,126)
                                                              --------       --------
       Total adjustments                                       (31,648)        (7,739)
                                                              --------       --------
       Net cash used in operating activities                   (31,677)        (2,539)
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                      (3,417)        (4,766)
Investment in Energy Virtual Partners                               --         (1,000)
Receipt of litigation escrow                                        --         12,335
                                                              --------       --------
       Net cash (used in)/provided by investing activities      (3,417)         6,569
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt                                   33,257             --
Payments to acquire treasury stock                                (690)            --
Proceeds from the exercise of stock options                         49            573
Repayments of long-term debt                                        --             (2)
                                                              --------       --------
       Net cash provided by financing activities                32,616            571
                                                              --------       --------
       Net (decrease)/increase in cash and cash equivalents     (2,478)         4,601

       Cash and cash equivalents, beginning of year              9,885         18,482
                                                              --------       --------
       CASH AND CASH EQUIVALENTS, END OF PERIOD               $  7,407       $ 23,083
                                                              ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                 $    306       $     25
Income taxes paid                                             $  3,357       $  1,733
                                                              ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2003
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the three and six-month periods ended June 30, 2003 and 2002. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

                        For the three months ended        For the six months ended
Weighted average       ----------------------------     ----------------------------
shares outstanding:    JUNE 30, 2003  June 30, 2002     JUNE 30, 2003  June 30, 2002
-------------------    -------------  -------------     -------------  -------------
Basic                    8,312,003      8,346,474         8,328,837      8,316,457
Diluted                  8,360,555      8,539,427         8,328,837      8,521,368
                         =========      =========         =========      =========

The Company had 328,790 and 139,022 stock options outstanding which were not included in the computation of diluted shares outstanding as of June 30, 2003 and 2002, respectively, because the effect would have been antidilutive. Such options could potentially dilute basic earnings per share in future periods. If the Company would have earned a profit during the six months ended June 30, 2003, 48,357 common equivalent shares would have been added to basic weighted average shares outstanding to compute diluted weighted average shares outstanding.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of June 30, 2003, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares.

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

 o The Energy segment provides a full range of Total Asset Management services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(R) and managed services operating models as service delivery methods.

o The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                        For the three months ended        For the six months ended
                       ----------------------------     ----------------------------
                       JUNE 30, 2003  June 30, 2002     JUNE 30, 2003  June 30, 2002
                       -------------  -------------     -------------  -------------
Total contract
   revenues:
Engineering               $  61.6        $  61.9           $ 120.3        $ 120.2
Energy                       43.2           42.9              83.8           80.5
Non-Core                       --             --                --             --
                          -------        -------           -------        -------
   Total                  $ 104.8        $ 104.8           $ 204.1        $ 200.7
                          =======        =======           =======        =======

                        For the three months ended        For the six months ended
                       ----------------------------     ----------------------------
                       JUNE 30, 2003  June 30, 2002     JUNE 30, 2003  June 30, 2002
                       -------------  -------------     -------------  -------------
Income/(loss) from
  operations without
  Corporate expenses
  allocated:
Engineering               $   3.5        $   6.1           $   6.4        $  10.4
Energy                        2.3            3.3               3.5            5.0
Non-Core                     (0.1)          (0.5)              0.2           (0.6)
                          -------        -------           -------        -------
   Subtotal - segments        5.7            8.9              10.1           14.8
Corporate/Insurance          (4.5)          (2.7)             (9.1)          (5.5)
                          -------        -------           -------        -------
   Total                  $   1.2        $   6.2           $   1.0        $   9.3
                          =======        =======           =======        =======

                                       JUNE 30, 2003               Dec. 31, 2002
                                       -------------               -------------
Segment assets:
Engineering                               $  91.0                      $  76.8
Energy                                       80.1                         52.6
Non-Core                                      0.8                          1.0
                                          -------                      -------
   Subtotal - segments                      171.9                        130.4
Corporate/Insurance                          11.3                         14.7
                                          -------                      -------
   Total                                  $ 183.2                      $ 145.1
                                          =======                      =======

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2003, borrowings totaling $32.3 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.7 million.

On May 8, 2003, the Company entered into an agreement with its bank to provide a Revolving Credit Note ("the Note") in the amount of $5 million through August 6, 2003. The Note provides the Company with additional liquidity that may be needed in conjunction with changes in its billing process and system which have caused temporary delays in both client billings and cash collections during the first six months of 2003. As of June 30, 2003, borrowings totaling $1.0 million were outstanding under the Note. The borrowings were subsequently repaid and the Note has matured.

The increased level of borrowings at quarter end required the Company to seek and obtain a waiver of several of its financial ratio covenants. Due to the difficulty of accurately forecasting the amount of borrowings at September 30, 2003 as well as the lower level of earnings for the trailing four quarters, management is not certain that it will be in compliance with the financial covenants in the Agreement at September 30, 2003. Consequently, the Company's borrowings have been reflected as current liabilities at June 30, 2003.

NOTE 5 - CONTINGENCIES

Insurance coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company requires its insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. The Company is insured with respect to its workers' compensation and general liability exposures subject to deductibles or self-insured retentions. As a result of adverse market conditions in the insurance industry, several of these deductibles were either required to be increased by the Company because expiring coverages were no longer available, or were voluntarily increased to avoid additional premium cost increases, in connection with the Company's insurance coverage renewals effective July 1, 2002 and 2003. Loss provisions for these exposures are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

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

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation, and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement to provide a payment to LTV in the amount of $2.5 million, the effect of which was recorded during the fourth quarter of 2002. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. Accordingly, the Company has recorded no receivable from Reliance; however, the Company is pursuing a claim in the Reliance liquidation.

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

At June 30, 2003, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at June 30, 2003:


                                                  Maximum      Related liability
                                                undiscounted    balance recorded
(Dollars in millions)                         future payments      at 6/30/03
---------------------                         ---------------  -----------------
Standby letters of credit:
   Insurance related                             $     7.6         $     7.6
   Other                                               0.1                --
Performance and payment bonds                         26.5                --
Sale of certain construction assets              Unlimited                --
Sale of BSSI                                           2.0                --
                                                 =========         =========

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Agreement discussed above. As of June 30, 2003, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

Bonds are provided on behalf of the Company by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that the Company does not perform under the project or if subcontractors are not paid. The performance and payment bonds outstanding at June 30, 2003 included one bond totaling $24.4 million related to the Company's former construction operations. This bond will be terminated by Travelers when the related project is completed and all appropriate releases are received from the client. The project related to the remaining construction bond is completed; accordingly, this bond is currently expected to be terminated during the third quarter of 2003. The Company does not currently expect any amounts to be paid by Travelers under its bonds outstanding at June 30, 2003.

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

NOTE 6 - STOCK OPTIONS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company subsequently adopted the prospective method of applying SFAS 148. Under the prospective method, the Company began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. During the second quarter of 2003, the Company granted 14,000 options to members of its board of directors and recognized related compensation expense in the amount of $58,000. No related stock compensation expense was recorded during 2002 or the first quarter of 2003. The fair value of these options granted was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 40.6%, a risk-free interest rate of 5.5% and an expected life of 6 years. The Company currently pays no dividends.

Prior to January 1, 2003, the Company utilized the intrinsic value method of accounting for stock-based compensation, as originally promulgated by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and as permitted under SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for stock options granted prior to January 1, 2003. If compensation costs for the Company's stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share amounts would have been as follows:

                                                For the three months    For the six months
                                                  ended June 30,          ended June 30,
                                                --------------------    ------------------
(In thousands)                                     2003      2002         2003      2002
--------------                                  ---------  ---------    --------  --------

Net income/(loss), as reported                   $   68     $ 3,486     $   (29)   $ 5,200
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value method for all awards, net of
      related tax effects                            (7)        138         (94)      (129)
                                                 ------     -------     -------    -------
Pro forma net income/(loss)                      $   61     $ 3,624     $  (123)   $ 5,071
                                                 ======     =======     =======    =======
Reported earnings per share:
      Basic                                      $ 0.01     $  0.42     $  0.00    $  0.63
      Diluted                                      0.01        0.41        0.00       0.61
Pro forma earnings/(loss) per share:
      Basic                                        0.01        0.43       (0.01)      0.61
      Diluted                                    $ 0.01     $  0.42     $ (0.01)   $  0.60
                                                 ======     =======     =======    =======

NOTE 7 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows:

                               For the three months ended        For the six months ended
                              ----------------------------     ----------------------------
                              JUNE 30, 2003  June 30, 2002     JUNE 30, 2003  June 30, 2002
                              -------------  -------------     -------------  -------------
Net income/(loss)                 $   68       $  3,486           $   (29)       $  5,200
Other comprehensive income:
Foreign currency translation
  adjustment                         117            (35)               74             (22)
                                  ------       --------           -------        --------
Comprehensive income              $  185       $  3,451           $    45        $  5,178
                                  ======       ========           =======        ========

NOTE 8 - GOODWILL

Goodwill and other intangible assets consist of the following (in thousands):

                                                 JUNE 30, 2003     Dec. 31, 2002
                                                 -------------     -------------
Goodwill:
  Engineering                                      $   1,006         $   1,006
  Energy                                               7,465             7,465
                                                   ---------         ---------
     Total goodwill                                    8,471             8,471
                                                   ---------         ---------
Other intangible assets, net of accumulated
  amortization of $1,095 and $952, respectively          905             1,048
                                                   ---------         ---------
     Goodwill and other intangible assets, net     $   9,376         $   9,519
                                                   =========         =========

Under SFAS 142, the Company's goodwill balance is no longer being amortized and goodwill impairment tests are being performed at least annually. The Company completed its annual impairment review during the second quarter of 2003, and no impairment charge was required.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies and amends financial accounting and reporting requirements originally established in SFAS 133. SFAS 149 provides greater clarification by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 as well as for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or assets in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended June 30, 2003 and 2002 (in millions):

                                           For the three months ended                 For the six months ended
                                        ----------------------------------        ----------------------------------
                                        JUNE 30, 2003        June 30, 2002        JUNE 30, 2003        June 30, 2002
----------------------------------------------------------------------------------------------------------------------
Total contract revenues:
Engineering                                   $  61.6              $  61.9              $ 120.3              $ 120.2
Energy                                           43.2                 42.9                 83.8                 80.5
Non-Core*                                           -                    -                    -                    -
----------------------------------------------------------------------------------------------------------------------
         Total                                $ 104.8              $ 104.8              $ 204.1              $ 200.7
======================================================================================================================


                                             For the three months ended                 For the six months ended
                                         ---------------------------------          --------------------------------
                                         JUNE 30, 2003       June 30, 2002          JUNE 30, 2003      June 30, 2002
----------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations
  with Corporate expenses
  allocated:
Engineering                                   $   0.6              $   4.6               $   0.4              $  7.4
Energy                                            1.2                  2.6                   1.4                 3.5
Non-Core*                                        (0.1)                (0.7)                  0.2                (1.0)
----------------------------------------------------------------------------------------------------------------------
            Subtotal - segments                   1.7                  6.5                   2.0                 9.9
Corporate/Insurance                              (0.5)                (0.3)                 (1.0)               (0.6)
----------------------------------------------------------------------------------------------------------------------
         Total                                $   1.2              $   6.2               $   1.0              $  9.3
======================================================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

TOTAL CONTRACT REVENUES

Total contract revenues were unchanged in the second quarter of 2003 relative to the second quarter of 2002. In the Energy segment, revenues for the second quarter of 2003 were also unchanged as compared to the second quarter of 2002. The revenue benefit of two new overseas contracts that commenced during the second half of 2002 was offset primarily by the Company exiting a portion of its business relating to repairs and maintenance work of oil, gas, and electrical generation equipment. OPCO(R) revenues composed 3% and 28% of Baker Energy's total contract revenues for the second quarters of 2003 and 2002, respectively. This OPCO decrease as a percentage of Energy revenues was the result of OPCO contract attrition due to client property sales. Most of these former OPCO properties are still being serviced by Baker Energy, but are being serviced as labor and logistics work outside the OPCO model. Engineering revenues for the second quarter of 2003 were unchanged from the second quarter of 2002. Engineering's revenues were adversely impacted in the second quarter of 2003 by continuing slowness in its private sector contract activity and delays in the commencement of certain public sector projects due to state budget constraints. As expected, the Company's Non-Core segment posted no revenues for the second quarters of 2003 or 2002.

For the first six months of 2003, total contract revenues increased 2% over the corresponding period in 2002. In the Energy segment, revenues increased 4% in the first six months of 2003 as compared to the first six months of 2002. As stated in the previous paragraph, the additional overseas contracts that commenced during the second half of 2002 were the main contributors to the increase in revenues, as again partially offset by the Company exiting a portion of its maintenance business. OPCO composed 3% and 29% of Baker Energy's total contract revenues for the first six months of 2003 and 2002, respectively. Engineering revenues were unchanged in the first six months of 2003 as compared to the first six months of 2002. As mentioned in the previous paragraph, Engineering revenues were adversely impacted in the first six months of 2003 by continuing slowness in its private sector contract activity and delays in the commencement of certain public sector projects due to state budget constraints. The Company's Non-Core segment posted no revenues for the first six months of 2003 or 2002.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 14.3% for the second quarter of 2003 from 17.0% in the second quarter of 2002. The Energy segment's gross profit percentage decreased to 12.2% in the second quarter of 2003 from 15.0% in the second quarter of 2002. This decrease is primarily attributable to an overall change in the mix of project work. Specifically, Energy's higher-margin OPCO operations declined by 88%. The Engineering segment's gross profit percentage was 16.9% for the second quarter of 2003 compared to 19.7% in the comparable period of 2002. The lower than expected revenue volume discussed above was the most significant cause for the second quarter 2003 reduction in Engineering's gross margin percentage; however, the Engineering segment has also experienced higher medical, insurance and occupancy costs in the second quarter of 2003 which have contributed to the lower margins. In the Non-Core segment, the negative gross profit resulted from an additional charge associated with the settlement of a construction-related claim.

Engineering's labor utilization rates have improved during the second quarter of 2003. With respect to the future of the Energy segment's OPCO business, the Company recently announced a significant onshore OPCO-style agreement with a major Energy customer, and has additional similar proposals outstanding.

Gross profit expressed as a percentage of revenues decreased to 13.9% for the first six months of 2003 from 16.3% in the first six months of 2002. The Energy segment's gross profit percentage decreased to 10.8% in the first six months of 2003 from 14.0% in the first six months of 2002. This decrease is primarily attributable to an overall change in the mix of project work as discussed in the previous paragraph. Specifically, Energy's higher-margin OPCO operations posted a gross profit margin that was negligible in first six months of 2003 and the related OPCO revenues were lower by 91%. Also contributing to Energy's gross margin percentage decrease was an overseas contract for the implementation of a computerized maintenance management system, which has performed below expectations to date. The Engineering segment's gross profit percentage was 16.8% for the first six months of 2003 compared to 18.7% in the comparable period of 2002. Again, the lower than expected revenue volume was the most significant cause for the reduction in Engineering's gross margin for the first six months of 2003, while higher medical, insurance and occupancy costs also contributed to the lower margins. To a lesser extent, final legal costs associated with the settlement of the LTV matter (discussed in Note 5 to the accompanying financial statements) resulted in first quarter 2003 costs. In the Non-Core segment, the positive gross profit resulted from favorable developments in certain casualty insurance claims related to the Company's former construction operations, as slightly offset by charges associated with the settlement of a construction-related claim.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues increased to 13.2% in the second quarter of 2003 from 11.2% in the second quarter of 2002. This overall increase in SG&A expenses expressed as a percentage of total contract revenues results principally from costs associated with the infrastructure and amortization of the Company's new information systems, which were implemented effective January 1, 2003. The Company continues to incur consulting expenses, and expects such expenses, as well as certain additional data conversion costs, to continue throughout 2003. Approximately $0.8 million of these costs were incurred during the second quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of total revenues increased to 9.3% in the second quarter of 2003 from 9.1% in 2002. In the Engineering segment, SG&A expenses expressed as a percentage of revenue increased to 15.9% for the second quarter of 2003 from 12.3% in 2002. This percentage increase is primarily attributable to the unchanged Engineering revenues coupled with costs associated with the aforementioned information systems implementation. The Company's Non-Core operations incurred no SG&A expenses in the second quarter of 2003 and $0.2 million in the second quarter of 2002. The 2002 Non-Core SG&A expenses related entirely to previously disclosed litigation that has been resolved.

SG&A expenses expressed as a percentage of total contract revenues increased to 13.4% in the first six months of 2003 from 11.6% in the first six months of 2002. This overall increase is again attributable to the previously mentioned costs associated with the infrastructure, amortization and continued consulting and data conversion associated with the Company's new information systems. Approximately $1.3 million of these costs were incurred during the first six months of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.1% in the first six months of 2003 from 9.6% in 2002. This percentage decrease was due to higher revenues and a slower increase in administrative costs for 2003. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 16.4% in the first six months of 2003 from 12.5% in 2002. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with costs associated with the aforementioned information systems implementation and the Engineering office relocation that occurred during the first quarter of 2003. Moving costs totaling $0.4 million associated with the first quarter 2003 office relocation will not recur in future periods. For the Non-Core operations, no SG&A expenses were incurred during the first six months of 2003 and $0.5 million was incurred during the first six months of 2002. Again, these SG&A expenses in 2002 relate entirely to previously disclosed litigation that has been resolved.

OTHER INCOME

Interest income was lower and interest expense was higher for the second quarter and first half of 2003 as a result of the Company being in a net borrowed position with its banks during the majority of the first half of 2003. The Company was in an invested position with its bank during the first half of 2002. This change resulted from changes in the Company's billing process and system, which caused temporary delays in both client billings and cash collections during the first half of 2003. (See additional discussion under the Liquidity and Capital Resources section below). Other expenses for the second quarter and first half of 2003 primarily related to an $0.8 million impairment of an investment in Energy Virtual Partners, an Energy services business, whose board recently voted to discontinue operations and liquidate the business. During the first half of 2002, other expenses resulted almost entirely from minority interest related to the income of two consolidated subsidiaries, partially offset by income from an unconsolidated joint venture in the Energy segment.

INCOME TAXES

The Company had a benefit from income taxes of 50.0% for the first six months of 2003, versus a provision for income taxes of 44.5% for the first six months of 2002. The higher rate for 2003 reflects the Company's best estimate of domestic and foreign income before taxes for the year ending December 31, 2003, which represents a less favorable mix of domestic and foreign income before taxes.

CONTRACT BACKLOG

(In millions)                         JUNE 30, 2003         Dec. 31, 2002
==========================================================================
Engineering                                $  444.7              $  448.8
Energy                                        201.8                  96.4
--------------------------------------------------------------------------
         Total                             $  646.5              $  545.2
==========================================================================

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the second quarter of 2003 was a $9 million contract to provide construction management and inspection services in the Engineering segment. In the Energy segment, backlog increased during the second quarter of 2003 due to the addition of a four-year, $49 million OPCO contract to operate and maintain onshore oil and gas producing properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $31.7 million for the first six months of 2003 as compared to $2.5 million for the same period in 2002. This increase in cash used was the direct result of increases in receivables and unbilled revenues of $15.1 million and $25.3 million, respectively. These increases are the result of changes in the Company's billing process and system, which caused temporary delays in both billings and cash collections during the first six months of 2003.

Effective January 1, 2003, the Company implemented a new billing system and made certain related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion problems and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has undertaken various corrective improvement measures, and has invoiced in excess of $160 million through its new software. A secondary effect of the billing delays has been a slower rate of cash collections, which created a 2003 cash requirement that has been funded by utilization of the Company's credit facilities. The delays in billing and resultant delays in cash collections have impacted both the Energy and Engineering segments. As of June 30, 2003, the Company had total borrowings under its credit facilities of $33.3 million.

Client billings improved during the second quarter of 2003 and management attention continues to be focused on further improvements to this critical process. The receivables balance is expected to decrease during the third quarter of 2003 due to higher levels of cash collections. As the receivables balance decreases, the related cash collected will be used to reduce current liabilities, including the bank borrowings. Management currently expects that the bank borrowings related to the billing and collection delays will be significantly reduced by the end of the third quarter of 2003. Until then, the Company expects that these delays will continue to adversely impact its net cash used by operations, and that borrowings under its credit facility will reflect this impact.

Net cash used in investing activities was $3.4 million for the first six months of 2003, compared to net cash provided by investing activities of $6.6 million for the first six months of 2002. The net cash used in investing activities for the first six months of 2003 is entirely related to capital expenditures. The net cash provided by investing activities for the first six months of 2002 reflected the receipt of $12.3 million of the funds placed in escrow during 2001 in connection with the ADF litigation, as reduced by capital expenditures of $4.8 million and the $1.0 million investment in EVP. The capital expenditures for the first six months of 2003 are attributable to leasehold improvements totaling $2.4 million for the Company's largest Engineering office and $0.8 million relating to the new information systems, while the 2002 capital expenditures reflect the Company's purchase and development of computer software totaling $3.5 million related to the implementation of the new information systems.

Net cash provided by financing activities was $32.6 million for the first six months of 2003 versus $0.6 million for the same period in 2002. The net cash provided by financing activities for the first six months of 2003 reflects proceeds from short-term debt to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. The Company's borrowings totaled $33.3 million as of June 30, 2003. In addition, pursuant to the Company's stock repurchase program, the Company paid $0.7 million to acquire 80,400 additional treasury shares during the first quarter of 2003.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through September 30, 2004. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2003, borrowings totaling

$32.3 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.7 million. The increased level of borrowings at June 30, 2003 required the Company to seek and obtain a waiver of several of its financial ratio covenants, most notably its debt to cash flow ratio. Due to the difficulty of accurately forecasting the amount of borrowings at September 30, 2003 as well as the lower level of earnings for the trailing four quarters, management is not certain that it will be in compliance with the financial covenants in the Agreement at September 30, 2003. Consequently, the Company's borrowings have been reflected as current liabilities at June 30, 2003. If a combination of reduced borrowings and earnings improvement does not occur by September 30, 2003, the Company may have to again seek a financial covenant waiver from its banks. Management anticipates, but cannot give assurance, that it will renegotiate its credit facility in the near future to extend the maturity date and modify the financial ratios, as required, to reflect the borrowings as long-term liabilities.

Effective May 8, 2003, the Company also secured additional short-term borrowing capacity through August 6, 2003, in the form of a Revolving Credit Note ("the Note") totaling $5 million through one of its banks. As of June 30, 2003, borrowings totaling $1.0 million were outstanding under the Note. The borrowings were subsequently repaid and the Note has matured.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America ("Travelers"). At June 30, 2003, performance and payment bonds totaling $26.5 million were outstanding under this line. Of this outstanding amount, $24.4 million related to the Company's former construction operations. This bond will be terminated by Travelers when the related project is completed and all appropriate releases are received from the client. The project related to the remaining construction bond is substantially completed; accordingly, this bond is currently expected to be terminated during the third quarter of 2003. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles. The lease payments for use of these assets are recorded as expenses, but do not appear as liabilities on the Company's consolidated balance sheets.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement that provided for payment to LTV in the amount of $2.5 million. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of

Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. Accordingly, the Company recorded no receivable from Reliance; however, the Company is pursuing a claim in the Reliance liquidation.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has made significant transportation funding available to the various state agencies since its approval in 1998. The Federal budget approved for the U.S. government's 2002-2003 fiscal year included transportation funding equal to that approved for its 2001-2002 fiscal year; however, certain state agencies may not apply for Federal transportation funding during 2003 as they may be unable to commit the required matching funds due to budget constraints. Transportation funding is expected to receive significant attention during the Federal budget approval process for its 2003-2004 fiscal year, as TEA-21 is up for reauthorization. During 2002, the Company observed increased Federal spending activity on Department of Defense and Homeland Security activities, including FEMA. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. After giving effect to the foregoing, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable rate debt obligations, which totaled $33.3 million as of June 30, 2003. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 2.97% as of June 30, 2003, to a weighted average interest rate of 3.27%), annual interest expense would be approximately $99,000 higher based on the outstanding balance of variable rate obligations as of June 30, 2003. In addition, the Company has no interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed more fully in Item 3 of the Company's Form 10-K for the year ended December 31, 2002, Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, had been subject to a claim by LTV Steel Company ("LTV"), resulting from the failure of a landfill for which BEI provided services. In February 2003, LTV and BEI reached an out-of-court settlement under which LTV was to be paid $2.5 million. At the time of the Company's 2002 Form 10-K filing, such settlement was still pending approval by the Bankruptcy Court overseeing the LTV bankruptcy proceeding. In late March 2003, the Bankruptcy Court approved the settlement and payment was made by BEI to LTV during April 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's annual meeting of shareholders was held on April 24, 2003.

(b) Each of management's nominees to the board of directors, as listed in Item 4(c) below, was elected. There was no solicitation in opposition to management's nominees.

(c) The Shareholders elected each of the Company's directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock in approving the following directors were:

Name of Director                           Votes for         Votes withheld
---------------------------------------------------------------------------

Robert N. Bontempo                         7,371,257               530,404
Nicholas P. Constantakis                   7,423,079               478,582
William Copeland                           7,325,227               576,434
Donald P. Fusilli, Jr.                     7,518,587               383,074
Roy V. Gavert, Jr.                         7,434,774               466,887
Thomas D. Larson                           7,249,419               652,242
John E. Murray, Jr.                        7,311,146               590,515
Richard L. Shaw                            7,156,335               745,326
===========================================================================

(d) The Shareholders voted to approve the new Long-Term Incentive Compensation Plan by the votes listed below:

                        Votes for             Votes against    Abstentions
     ---------------------------------------------------------------------
                        6,789,452                  1,103,467     8,742
     =====================================================================


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herewith as a part of this Report:

         Exhibit No.       Description
         -----------       -----------
           31.1            Certification of the Chief Executive Officer
                           pursuant to Rule 13a-14(a)

           31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

           32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

     o    dated May 14, 2003, Item 7; and

     o    dated May 28, 2003, Items 7 and 9 (to furnish information required
          Item 12 of Form 8-K, "Results of Operations and Financial Condition," in accordance with the interim guidance provided by the Securities and Exchange Commission in Release No. 33-8216 issued March 27, 2003).



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                  Dated:  August 14, 2003
---------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                    Dated:  August 14, 2003
-----------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)