Form 10-Q
period 2003-09-30
BAKER MICHAEL CORP
filed 2003-11-14
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

                  As of October 31, 2003:
                  -----------------------

                  Common Stock              8,319,998 shares

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

This Quarterly Report on Form 10-Q, particularly the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, management changes, the successful implementation of information systems, and changes in loan relationships or sources of financing. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     For the three months ended
                                                     --------------------------
                                                 SEPT. 30, 2003      Sept. 30, 2002
-----------------------------------------------------------------------------------
                                                         (In thousands, except
                                                           per share amounts)
Total contract revenues                               $ 106,338           $ 102,200

Cost of work performed                                   90,056              78,713
-----------------------------------------------------------------------------------
         Gross profit                                    16,282              23,487

Selling, general and administrative expenses             13,605              12,644
-----------------------------------------------------------------------------------
         Income from operations                           2,677              10,843

Other income/(expense):
   Interest income                                            2                  77
   Interest expense                                        (270)                (21)
   Other, net                                                99                (137)
-----------------------------------------------------------------------------------
         Income before income taxes                       2,508              10,762

Provision for income taxes                                1,303               4,386
-----------------------------------------------------------------------------------

         NET INCOME                                   $   1,205           $   6,376
===================================================================================

         BASIC NET INCOME PER SHARE                   $    0.14           $    0.76
         DILUTED NET INCOME PER SHARE                 $    0.14           $    0.75
===================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                     For the nine months ended
                                                     -------------------------
                                                 SEPT. 30, 2003      Sept. 30, 2002
-----------------------------------------------------------------------------------
                                                           (In thousands, except
                                                            per share amounts)
Total contract revenues                               $ 310,436           $ 302,881

Cost of work performed                                  265,689             246,771
-----------------------------------------------------------------------------------
         Gross profit                                    44,747              56,110

Selling, general and administrative expenses             41,031              35,951
-----------------------------------------------------------------------------------
         Income from operations                           3,716              20,159

Other income/(expense):
   Interest income                                           17                 249
   Interest expense                                        (584)                (61)
   Other, net                                              (698)               (215)
-----------------------------------------------------------------------------------
         Income before income taxes                       2,451              20,132

Provision for income taxes                                1,275               8,556
-----------------------------------------------------------------------------------

         NET INCOME                                   $   1,176           $  11,576
===================================================================================

         BASIC NET INCOME PER SHARE                   $    0.14           $    1.39
         DILUTED NET INCOME PER SHARE                 $    0.14           $    1.36
===================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            SEPT. 30, 2003
ASSETS                                                                         (UNAUDITED)       Dec. 31, 2002
--------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                        $   7,080           $   9,885
Receivables, net                                                                    79,702              65,742
Cost of contracts in progress and estimated earnings, less billings                 46,169              29,723
Prepaid expenses and other                                                           5,978               6,220
--------------------------------------------------------------------------------------------------------------
    Total current assets                                                           138,929             111,570
--------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  17,702              17,459

OTHER ASSETS
Goodwill and other intangible assets, net                                            9,304               9,519
Other assets                                                                         7,365               6,549
--------------------------------------------------------------------------------------------------------------
    Total other assets                                                              16,669              16,068
--------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                 $ 173,300           $ 145,097
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                                 $  22,756           $  20,373
Accrued employee compensation                                                       17,493              11,290
Accrued insurance                                                                    8,671               9,687
Income taxes payable                                                                     -               2,801
Other accrued expenses                                                              17,648              22,208
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                         11,092               4,191
--------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       77,660              70,550
--------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES                                                                    3,231               3,128
Long-term debt                                                                      20,461                   -
Commitments and contingencies                                                            -                   -
--------------------------------------------------------------------------------------------------------------
    Total liabilities                                                              101,352              73,678
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,711,235 and 8,694,360 shares at 9/30/03 and 12/31/02, respectively              8,711               8,694
Additional paid-in-capital                                                          38,301              38,146
Retained earnings                                                                   28,587              27,411
Other comprehensive loss                                                              (651)               (569)
Unearned compensation expense                                                          (47)                  -
Less - 391,237 and 310,837 shares of Common Stock in treasury,
   at cost, at 9/30/03 and 12/31/02, respectively                                   (2,953)             (2,263)
--------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                  71,948              71,419
--------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $ 173,300           $ 145,097
==============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                   For the nine months ended
                                                                   -------------------------
                                                               SEPT. 30, 2003     Sept. 30, 2002
------------------------------------------------------------------------------------------------
                                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $  1,176           $ 11,576
Adjustments to reconcile net income to net
    cash used in operating activities:
       Depreciation and amortization                                    3,727              3,056
       Impairment of investment in Energy Virtual Partners                800                  -
       Changes in assets and liabilities:
          Increase in receivables and contracts in progress           (23,513)            (8,503)
          Increase/(decrease) in accounts payable and accrued
             expenses                                                     321             (4,162)
          Increase in other net assets                                 (1,236)            (2,140)
------------------------------------------------------------------------------------------------
       Total adjustments                                              (19,901)           (11,749)
------------------------------------------------------------------------------------------------
       Net cash used in operating activities                          (18,725)              (173)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                             (3,900)            (7,836)
Investment in Energy Virtual Partners                                       -             (1,000)
Receipt of litigation escrow                                                -             12,335
------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by investing activities             (3,900)             3,499
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/(repayments of) long-term debt                           20,461                 (2)
Payments to acquire treasury stock                                       (690)                 -
Proceeds from the exercise of stock options                                49                573
------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                       19,820                571
------------------------------------------------------------------------------------------------

       Net (decrease)/increase in cash and cash equivalents            (2,805)             3,897

       Cash and cash equivalents, beginning of year                     9,885             18,482
------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  7,080           $ 22,379
================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                        $    571           $     42
Income taxes paid                                                    $  3,921           $  2,992
================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the three and nine-month periods ended September 30, 2003 and 2002. The additional shares included in diluted shares outstanding are entirely attributable to stock options.


                                        For the three months ended                  For the nine months ended
Weighted average              --------------------------------------------------------------------------------------
shares outstanding:                 SEPT. 30, 2003       Sept. 30, 2002        SEPT. 30, 2003        Sept. 30, 2002
===================================================================================================================
Basic                                    8,319,998            8,385,523             8,325,858             8,339,732
Diluted                                  8,391,466            8,540,121             8,381,883             8,527,885
===================================================================================================================

As of September 30, 2003 and 2002, the Company had 321,806 and 160,057 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective nine-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of September 30, 2003, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares.

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

- The Energy segment provides a full range of Total Asset Management services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's OPCO(R) and managed services operating models as service delivery methods.

- The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

The following tables reflect the required disclosures for the Company's reportable segments (in millions):

                                         For the three months ended                   For the nine months ended
                                         --------------------------                   -------------------------
                                       SEPT. 30, 2003        Sept. 30, 2002    SEPT. 30, 2003          Sept. 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Total contract revenues:
Engineering                                   $  62.6               $  61.4               $ 182.9              $ 181.6
Energy                                           43.7                  40.8                 127.5                121.3
Non-Core                                            -                     -                     -                    -
-------------------------------------------------------------------------------------------------------------------------
         Total                                $ 106.3               $ 102.2               $ 310.4              $ 302.9
=========================================================================================================================

                                         For the three months ended                   For the nine months ended
                                         --------------------------                   -------------------------
                                       SEPT. 30, 2003    Sept. 30, 2002           SEPT. 30, 2003       Sept. 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations
  without Corporate expenses
  allocated:
Engineering                                   $   4.6               $   6.6               $  11.0              $  17.0
Energy                                            2.0                   3.8                   5.5                  8.8
Non-Core                                            -                   4.6                   0.2                  4.0
-------------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                      6.6                  15.0                  16.7                 29.8
Corporate/Insurance                              (3.9)                 (4.2)                (13.0)                (9.6)
-------------------------------------------------------------------------------------------------------------------------
         Total                                $   2.7               $  10.8               $   3.7              $  20.2
=========================================================================================================================

                                                                          SEPT. 30, 2003                Dec. 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Segment assets:
Engineering                                                                       $  91.8                      $  76.8
Energy                                                                               69.6                         52.6
Non-Core                                                                              0.8                          1.0
-------------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                                                        162.2                        130.4
Corporate/Insurance                                                                  11.1                         14.7
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                    $ 173.3                      $ 145.1
=========================================================================================================================

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2003, borrowings totaling $20.5 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.1 million.

A combination of lower year-to-date 2003 earnings and its borrowed position at quarter end required the Company to seek and obtain a waiver of several of its financial ratio covenants for the third quarter, most notably its leverage ratio. In doing so, the Company requested and received a nine-month extension of the maturity date for the Agreement through June 30, 2005. In addition, the minimum owners' equity and leverage ratio financial covenants were amended effective with the fourth quarter 2003 computations, and the cost in excess of billings covenant was eliminated. Based on the amendments to these covenants, the Company currently expects to be in compliance with the revised covenants for at least the next year. Accordingly, the Company's bank borrowings have been reflected as a long-term liability in its balance sheet as of September 30, 2003.

On May 8, 2003, the Company entered into an agreement with its bank to provide a Revolving Credit Note ("the Note") in the amount of $5 million through August 6, 2003. The Note provided the Company with additional liquidity that was needed in conjunction with changes in its billing process and system which caused temporary delays in both client billings and cash collections during the first nine months of 2003. All borrowings were repaid and the Note matured during the third quarter of 2003.

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

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation, and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement that provided for a payment to LTV in the amount of $2.5 million, the effect of which was recorded during the fourth quarter of 2002. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation, and had recorded an outstanding receivable balance from Reliance of $100,000 at September 30, 2003. Management believes that this balance will be recovered through the liquidation, along with other potential amounts which cannot currently be determined.

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

At September 30, 2003, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at September 30, 2003:


                                                                                                           Related
                                                                                      Maximum            liability
                                                                                 undiscounted     balance recorded
(Dollars in millions)                                                         future payments           at 9/30/03
-------------------------------------------------------------------------------------------------------------------

Standby letters of credit:
   Insurance related                                                                $     6.9            $     6.9
   Other                                                                                  0.2                    -
Performance and payment bonds                                                             1.6                    -
Sale of certain construction assets                                                 Unlimited                    -
Sale of BSSI                                                                              2.0                    -
===================================================================================================================

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Agreement discussed above. As of September 30, 2003, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

Bonds are provided on behalf of the Company by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not currently expect any amounts to be paid by Travelers under its bonds outstanding at September 30, 2003.

During 2000, the Company sold certain assets associated with its former heavy & highway construction business to A&L, Inc., and all of the outstanding stock of its former BSSI subsidiary to SKE International LLC. These sale agreements provided indemnifications to the buyers for breaches of certain obligations by the Company. For the sale of heavy & highway assets, there was no dollar limit on the indemnifications, and the terms of these indemnifications vary but will ultimately be governed by the statutes of limitations. A&L has asserted claims against the Company; however, the Company does not expect to make any material payments with respect to these claims. Maximum payments for indemnifications under the BSSI sale were limited to $2.0 million, and the terms are based on the varying statutes of limitations plus 90 days. The Company does not currently expect to make any future payments under the indemnifications in connection with the BSSI sale.

NOTE 6 - STOCK OPTIONS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS 148 amended SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company subsequently adopted the prospective method of applying SFAS 148. Under the prospective method, the Company began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. During the second quarter of 2003, the Company granted 14,000 options to members of its board of directors and recognized related compensation expense in the amount of $58,000. The exercise price associated with this option grant was equal to the market price on the date of grant. No related stock compensation expense was recorded during 2002 or during the first or third quarters of 2003. The fair value of these options granted was estimated on the date of grant using the Black-Scholes option-pricing model with an expected volatility of 40.6%, a risk-free interest rate of 5.5% and an expected life of 6 years. The Company currently pays no dividends.

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

                                                                  For the three months          For the nine months
                                                                  --------------------          -------------------
                                                                    ended Sept. 30,               ended Sept. 30,
                                                                    ---------------               ---------------
(In thousands)                                                       2003         2002           2003          2002
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                                           $ 1,205      $ 6,376        $ 1,176       $11,576
Add:  Stock-based employee compensation
      expense included in reported net income,
      net of related tax effects                                        -            -             28             -
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value method for all awards, net of
      related tax effects                                             (43)         (147)         (162)         (281)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                                              $ 1,162       $ 6,229       $ 1,042      $ 11,295
====================================================================================================================

                                                                  For the three months          For the nine months
                                                                  --------------------          -------------------
                                                                    ended Sept. 30,               ended Sept. 30,
                                                                    ---------------               ---------------
                                                                     2003         2002           2003          2002
--------------------------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                                       $  0.14      $  0.76        $  0.14       $  1.39
      Diluted                                                        0.14         0.75           0.14          1.36
Pro forma earnings per share:
      Basic                                                          0.14         0.74           0.13          1.35
      Diluted                                                     $  0.14      $  0.73        $  0.12       $  1.32
====================================================================================================================

NOTE 7 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows:

                                                For the three months ended             For the nine months ended
                                                --------------------------             -------------------------
                                            SEPT. 30, 2003     Sept. 30, 2002      SEPT. 30, 2003      Sept. 30, 2002
---------------------------------------------------------------------------------------------------------------------
Net income                                        $  1,205           $  6,376            $  1,176            $ 11,576
Other comprehensive loss:
   Foreign currency translation
   adjustment                                         (156)               (71)                (82)                (92)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                              $  1,049           $  6,305            $  1,094            $ 11,484
=====================================================================================================================

NOTE 8 - GOODWILL

Goodwill and other intangible assets consist of the following (in thousands):

                                                                            SEPT. 30, 2003         Dec. 31, 2002
--------------------------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                                  $     1,006            $    1,006
  Energy                                                                             7,465                 7,465
--------------------------------------------------------------------------------------------------------------------
    Total goodwill                                                                   8,471                 8,471
--------------------------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $1,167 and $952, respectively                                                     833                 1,048
--------------------------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                                  $     9,304            $    9,519
====================================================================================================================

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

NOTE 9 - OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires that obligations associated with retirements of tangible long-lived assets be recorded as liabilities when those obligations are incurred. The Company adopted this standard as of January 1, 2003, and as a result, has had no material impact on its financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Exit or Disposal Activities," which addresses issues associated with exit or disposal activities initiated after December 31, 2002. The Company adopted this statement as of January 1, 2003, and as a result, has had no material impact on its financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement clarifies and amends financial accounting and reporting requirements originally established in SFAS 133. SFAS 149 provides greater clarification by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003. The Company adopted this statement as of July 1, 2003, and as a result, has had no material impact on its financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires issuers to classify financial instruments within its scope as liabilities (or assets in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement as of July 1, 2003, and as a result, has had no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. The disclosure requirements of this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted such disclosure requirements in connection with the issuance of its 2002 financial statements. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 45 effective January 1, 2003. Such adoption has not had a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. The primary beneficiary is the party that absorbs a majority of the entity's expected losses or returns as a result of holding the variable interest. The requirements of FIN 46 were required to be applied immediately to variable interest entities in which an enterprise obtains an interest, or which an enterprise creates, after January 31, 2003. For variable interest entities created before February 1, 2003, the interpretation shall be applied for the first interim or annual reporting period ending after December 15, 2003. The Company plans to adopt this interpretation during the fourth quarter of 2003. The Company does not believe that such adoption will have a material impact on its financial statements.

In February 2002, the Emerging Issues Task Force ("EITF") issued Consensus No. 00-21, "Revenue Arrangements with Multiple Deliverables." Certain revisions to the scope of this guidance were made and finalized in May 2003. EITF 00-21 addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and description and nature of such arrangements. The accounting and disclosure requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this statement during the third quarter of 2003, and such adoption has not had a material impact on its financial statements.

NOTE 10 - RECLASSIFICATIONS

Certain reclassifications have been made to prior year income statement and balance sheet amounts in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following tables reflect a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended September 30, 2003 and 2002 (in millions):

                                        For the three months ended                 For the nine months ended
                                        --------------------------                 -------------------------
                                    SEPT. 30, 2003       Sept. 30, 2002       SEPT. 30, 2003       Sept. 30, 2002
-----------------------------------------------------------------------------------------------------------------
Total contract revenues:
Engineering                            $   62.6             $   61.4             $  182.9             $  181.6
Energy                                     43.7                 40.8                127.5                121.3
Non-Core*                                    --                   --                   --                   --
-----------------------------------------------------------------------------------------------------------------
         Total                         $  106.3             $  102.2             $  310.4             $  302.9
=================================================================================================================

                                        For the three months ended                 For the nine months ended
                                        --------------------------                 -------------------------
                                    SEPT. 30, 2003       Sept. 30, 2002       SEPT. 30, 2003       Sept. 30, 2002
-----------------------------------------------------------------------------------------------------------------
Income/(loss) from operations
  with Corporate expenses
  allocated:
Engineering                            $  1.8              $   5.1               $  2.2               $  12.5
Energy                                    1.0                  3.0                  2.4                   6.5
Non-Core*                                 0.1                  2.5                  0.3                   1.6
-----------------------------------------------------------------------------------------------------------------
            Subtotal - segments           2.9                 10.6                  4.9                  20.6
Corporate/Insurance                      (0.2)                 0.2                 (1.2)                 (0.4)
-----------------------------------------------------------------------------------------------------------------
         Total                         $  2.7              $  10.8               $  3.7               $  20.2
=================================================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former BSSI subsidiary, which was sold in June 2000.

TOTAL CONTRACT REVENUES

Total contract revenues increased 4% in the third quarter of 2003 relative to the third quarter of 2002. In the Energy segment, revenues for the third quarter of 2003 increased 7% as compared to the third quarter of 2002. The revenue benefit of two new overseas contracts that commenced during the second half of 2002, as well as a new OPCO contract to provide onshore operations and maintenance services that commenced during the second quarter of 2003, contributed to this increase. OPCO(R) revenues composed 10% and 22% of Baker Energy's total contract revenues for the third quarters of 2003 and 2002, respectively. This OPCO decrease as a percentage of Energy revenues was the result of OPCO contract attrition due to client property sales. Most of these former OPCO properties are still being serviced by Baker Energy, but are being serviced as lower margin labor and logistics work outside the OPCO model. Engineering revenues for the third quarter of 2003 increased 2% from the third quarter of 2002. Engineering's revenue growth was adversely impacted in the third quarter of 2003 by continuing slowness in its private sector contract activity. As expected, the Company's Non-Core segment posted no revenues for the third quarters of 2003 or 2002.

For the first nine months of 2003, total contract revenues increased 2% over the corresponding period in 2002. In the Energy segment, revenues increased 5% in the first nine months of 2003 as compared to the first nine months of 2002. As stated in the previous paragraph, the additional overseas contracts that commenced during the second half of 2002 and the new onshore OPCO contract that commenced during the second quarter of 2003 were the main contributors to the increase in Energy revenues. The increases associated with these new contracts were partially offset by the Company exiting a portion of its maintenance business. OPCO composed 5% and 27% of Baker Energy's total contract revenues for the first nine months of 2003 and 2002, respectively. The increase in Engineering revenues was negligible during the first nine months of 2003 as compared to the first nine months of 2002. As mentioned in the previous paragraph, Engineering revenues were adversely impacted in the first nine months of 2003 by continuing slowness in its private sector contract activity, and by delays in the commencement of certain public sector projects due to state budget constraints during the first six months of 2003. The Company's Non-Core segment posted no revenues for the first nine months of 2003 or 2002.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 15.3% for the third quarter of 2003 from 23.0% in the third quarter of 2002. The Energy segment's gross profit percentage decreased to 11.0% in the third quarter of 2003 from 15.9% in the third quarter of 2002. This decrease is primarily attributable to a less favorable mix of project work and higher medical and insurance costs in 2003. Specifically, revenues from the Energy segment's traditionally higher margin OPCO operations declined by 49%. The Engineering segment's gross profit percentage was 18.5% for the third quarter of 2003 compared to 20.0% in the comparable period of 2002. The Engineering segment also experienced higher medical and insurance costs, as well as increased occupancy costs in the third quarter of 2003, which contributed to the lower margins. In the Non-Core segment, gross profit was negligible for the third quarter of 2003. In the third quarter of 2002, the Non-Core segment posted gross profit of $4.6 million resulting from the favorable settlement of the ADF litigation as partially offset by adverse developments in casualty insurance claims related to the Company's former construction and Baker Support Services, Inc. ("BSSI") operations and by the unfavorable impact of an offer to settle project claims related to the sale of a business.

Gross profit expressed as a percentage of revenues decreased to 14.4% for the first nine months of 2003 from 18.5% in the first nine months of 2002. The Energy segment's gross profit percentage decreased to 10.9% in the first nine months of 2003 from 14.6% in the first nine months of 2002. This decrease is primarily attributable to a less favorable mix of project work and higher medical and insurance costs, as discussed in the previous paragraph. Specifically, the Energy segment's traditionally higher margin OPCO operations posted a gross profit margin that was negligible in first nine months of 2003 and the related OPCO revenues were lower by 80%. Also contributing to Energy's gross margin percentage decrease was an overseas contract for the implementation of a computerized maintenance management system, which has performed below expectations to date. The Engineering segment's gross profit percentage was 17.4% for the first nine months of 2003 compared to 19.1% in the comparable period of 2002. Again, higher medical, insurance and occupancy costs contributed to the lower Engineering margins. To a lesser extent, final legal costs associated with the settlement of the LTV matter (discussed in Note 5 to the accompanying financial statements) resulted in first quarter 2003 costs. In the Non-Core segment, gross profit of $0.3 million resulted from favorable developments in certain casualty insurance claims related to the Company's former construction operations, as slightly offset by charges associated with the settlement of a construction-related claim. The Non-Core segment posted gross profit of $4.0 million for the first nine months of 2002 as a result from the favorable settlement of the ADF litigation, as partially offset by adverse developments in casualty insurance claims related to the Company's former construction and BSSI operations and by the unfavorable impact of an offer to settle project claims related to the sale of a business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses expressed as a percentage of total contract revenues increased to 12.8% in the third quarter of 2003 from 12.4% in the third quarter of 2002. This overall increase in SG&A expenses expressed as a percentage of total contract revenues results principally from costs associated with the infrastructure, amortization and continued consulting and data conversion related to the Company's new information systems, which were implemented effective January 1, 2003. The Company continues to incur consulting expenses and expects such expenses, as well as certain additional data conversion costs, to continue throughout 2003. Approximately $0.3 million of related consulting costs were incurred during the third quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of total revenues increased to 8.7% in the third quarter of 2003 from 8.5% in 2002. In the Engineering segment, SG&A expenses expressed as a percentage of revenue increased to 15.6% for the third quarter of 2003 from 11.7% in 2002. This percentage increase is primarily attributable to the relatively minor growth in Engineering revenues coupled with costs associated with the aforementioned new information systems. The Company's Non-Core operations incurred no SG&A expenses in the third quarter of 2003 and $2.0 million in the third quarter of 2002. The 2002 Non-Core SG&A expenses related entirely to legal costs associated with litigation that has been resolved and the writedown of a non-trade receivable balance in connection with an offer to settle a dispute related to the sale of a business.

SG&A expenses expressed as a percentage of revenues increased to 13.2% in the first nine months of 2003 from 11.9% in the first nine months of 2002. This overall increase is again attributable to the previously mentioned costs associated with the infrastructure, amortization and continued consulting and data conversion related to the Company's new information systems. Approximately $1.6 million of related consulting costs were incurred during the first nine months of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.0% in the first nine months of 2003 from 9.2% in 2002. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 16.1% in the first nine months of 2003 from 12.3% in 2002. This percentage increase is attributable to the relatively unchanged Engineering revenues coupled with costs associated with the aforementioned new information systems and an Engineering office relocation that occurred during the first quarter of 2003. Moving costs totaling $0.4 million associated with the first quarter 2003 office relocation will not recur in future periods. For the Non-Core operations, no SG&A expenses were incurred during the first nine months of 2003 and $2.4 million was incurred during the first nine months of 2002. Again, these SG&A expenses in 2002 relate entirely to previously disclosed litigation that has been resolved and the writedown of a non-trade receivable balance.

OTHER INCOME

Interest income was lower and interest expense was higher for the third quarter and first nine months of 2003 as a result of the Company being in a net borrowed position with its banks during the majority of the first nine months of 2003. The Company was in an invested position with its bank during the first nine months of 2002. The change in the Company's invested/borrowed position resulted from changes in the Company's billing process and system, which caused temporary delays in both client billings and cash collections during the first nine months of 2003. (See additional discussion under the Liquidity and Capital Resources section below.) Other expense for the first nine months of 2003 primarily consisted of an $0.8 million impairment of an investment in Energy Virtual Partners ("EVP"), an Energy services business, whose board voted to discontinue operations and liquidate the business. During the three and nine-month periods ended September 30, 2002, other expense resulted almost entirely from minority interest related to the income of two consolidated subsidiaries, partially offset by income from an unconsolidated joint venture in the Energy segment.

INCOME TAXES

The Company had a provision for income taxes of 52.0% for the first nine months of 2003, versus 42.5% for the first nine months of 2002. The higher rate for 2003 reflects the Company's best estimate of domestic and foreign taxable income for the year ending December 31, 2003. As the Company's full year estimate of income before taxes was lowered and a less favorable mix of domestic and foreign taxable income resulted, the Company's estimated non-deductible costs for tax purposes also became proportionately more significant, thereby increasing the effective tax rate during the third quarter of 2003.

CONTRACT BACKLOG

(In millions)                               SEPT. 30, 2003       Dec. 31, 2002
------------------------------------------------------------------------------
Engineering                                     $ 452.6             $ 448.8
Energy                                            291.5                96.4
------------------------------------------------------------------------------
         Total                                  $ 744.1             $ 545.2
==============================================================================


Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the third quarter of 2003 was a new $5 million contract to provide planning, field investigation and design related services and $9 million contract extension to provide floodplain mapping services to FEMA in the Engineering segment. In the Energy segment, backlog increased during the third quarter of 2003 due to the addition of a new four-year OPCO contract with an estimated value of $95 million to operate and maintain onshore oil and gas producing properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $18.7 million for the first nine months of 2003 as compared to $0.2 million for the same period in 2002. This increase in cash used was the direct result of increases in receivables and unbilled revenues of $14.0 million and $16.4 million, respectively. These increases are the result of changes in the Company's billing process and system, which caused temporary delays in both billings and cash collections during the first nine months of 2003.

Effective January 1, 2003, the Company implemented a new billing system and made certain related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion problems and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has undertaken various corrective improvement measures, and has invoiced in excess of $268 million through its new software. A secondary effect of the billing delays has been a slower rate of cash collections, which created a 2003 cash requirement that has been funded by utilization of the Company's credit facilities. The delays in billing and resultant delays in cash collections have impacted both the Energy and Engineering segments. As of September 30, 2003, the Company had total borrowings under its remaining credit facility of $20.5 million.

While client billings improved during the second and third quarters of 2003, management attention continues to be focused on further improvements to this critical process. The receivables balance is expected to decrease during the fourth quarter of 2003 due to higher levels of cash collections. As the receivables balance decreases, the cash collected will be used to reduce current liabilities, including the bank borrowings. Bank borrowings were reduced by $12.8 million during the third quarter of 2003, and management expects the borrowings to be further reduced during the fourth quarter.

Net cash used in investing activities was $3.9 million for the first nine months of 2003, compared to net cash provided by investing activities of $3.5 million for the first nine months of 2002. The net cash used in investing activities for the first nine months of 2003 is entirely related to capital expenditures. The net cash provided by investing activities for the first nine months of 2002 reflected the receipt of $12.3 million of the funds placed in escrow during 2001 in connection with the ADF litigation, as reduced by capital expenditures of $7.8 million and the $1.0 million investment in EVP. The capital expenditures for the first nine months of 2003 comprise leasehold improvements totaling $2.5 million for the Company's largest Engineering office and $0.8 million relating to the new information systems, while the 2002 capital expenditures reflect the Company's purchase and development of computer software totaling $5.8 million related to the implementation of the new information systems.

Net cash provided by financing activities was $19.8 million for the first nine months of 2003 versus $0.6 million for the same period in 2002. The net cash provided by financing activities for the first nine months of 2003 reflects proceeds from long-term debt to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. The Company's borrowings totaled $20.5 million as of September 30, 2003. In addition, pursuant to the Company's stock repurchase program, the Company paid $0.7 million to acquire 80,400 additional treasury shares during the first quarter of 2003.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2003, borrowings totaling $20.5 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.1 million. The Company's cash collections increased during the third quarter of 2003, and as a result, the Company utilized a portion of these collections to reduce the borrowings under its credit facility. A combination of lower year-to-date 2003 earnings and its borrowed position at quarter end required the Company to seek and obtain a waiver of several of its financial ratio covenants for the third quarter, most notably its leverage ratio. In doing so, the Company requested and received a nine-month extension of the maturity date for the Agreement through June 30, 2005. In addition, the minimum owners' equity and leverage ratio financial covenants were amended effective with the fourth quarter 2003 computations, and the cost in excess of billings covenant was eliminated. Based on the amendments to these covenants, the Company currently expects to be in compliance with the revised covenants for at least the next year. Accordingly, the Company's bank borrowings have been reflected as a long-term liability in its balance sheet as of September 30, 2003.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America ("Travelers"). At September 30, 2003, performance and payment bonds totaling $1.6 million were outstanding under this line. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles. The lease payments for use of these assets are recorded as expenses, but do not appear as liabilities on the Company's consolidated balance sheets.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. On May 29, 2001, the Pennsylvania Insurance Commissioner placed Reliance into rehabilitation; and on October 3, 2001, Reliance was placed into liquidation. The Company is uncertain at this time what effect these actions will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV against BEI, resulting from the failure of a landfill for which BEI provided services. In December 2002, after a hearing in the U.S. District Court for the Western District of Pennsylvania, out-of-court settlement discussions between LTV and BEI commenced. In February 2003, LTV and BEI reached an out-of-court settlement that provided for a payment to LTV in the amount of $2.5 million. This settlement was approved by the bankruptcy court and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation, and had recorded an outstanding receivable balance from Reliance of $100,000 at September 30, 2003. Management believes that this balance will be recovered through the liquidation, along with other potential amounts which cannot currently be determined.

The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity. These factors are further dependent upon appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company. The Federal government's TEA-21 legislation has made significant transportation funding available to the various state agencies since its approval in 1998. Prior to the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush signed a five-month extension of the program at current funding levels. This extension will expire on February 29, 2004, and a long-term reauthorization of the original TEA-21 program will receive significant attention over the next few months. Prior to the extension, certain state agencies were limited in their ability to apply for Federal transportation funding during 2003 as they were unable to commit the required matching funds due to budget constraints. During 2002 and the first nine months of 2003, the Company observed increased Federal spending activity on Departments of Defense and Homeland Security activities, including the Federal Emergency Management Agency (FEMA). Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. In early September, the Company announced that it had been selected by FEMA as the preferred firm to negotiate a five-year contract up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization (MHFMM) Program for flood hazard mitigation across the United States and its territories. Such contract is currently being negotiated and has not been included in the Company's backlog as of September 30, 2003. The impact of this contract on the Company's future results of operations, liquidity and working capital will not be determinable until the contract has been finalized. After giving effect to the foregoing, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable rate debt obligations, which totaled $20.5 million as of September 30, 2003. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the actual weighted average interest rate of 3.49% as of September 30, 2003, to a weighted average interest rate of 3.84%), annual interest expense would be approximately $71,000 higher based on the outstanding balance of variable rate obligations as of September 30, 2003. In addition, the Company has no interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 5 to the accompanying financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herewith as a part of this Report:

         Exhibit No.                      Description
         -----------                      -----------

           10.4(f) Fifth Amendment to Loan Agreement dated October 27, 2003, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and Fifth Third Bank.

           31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

           31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

           32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003, including the dates filed, the items reported and listing any financial statements filed:

           o          dated August 15, 2003, to furnish information required by
                      Item 12 of Form 8-K, "Results of Operations and Financial Condition."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                             Dated:  November 14, 2003
--------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                               Dated:  November 14, 2003
--------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)