Form 10-K
period 2003-12-31
BAKER MICHAEL CORP
filed 2004-03-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                          COMMISSION FILE NUMBER 1-6627

                            MICHAEL BAKER CORPORATION
                            -------------------------
               (Exact name of Company as specified in its charter)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ____

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2003 (the last business day of the Company's most recently completed second fiscal quarter) was $57.4 million. This amount is based on the closing price of the Company's Common Stock on the American Stock Exchange for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company's Employee Stock Ownership Plan are not included in the computation.

As of February 27, 2004, the Company had 8,319,998 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Parts of Form 10-K into which
                        Document                           Document is incorporated
                        --------                           ------------------------
Financial Section of Annual Report to Shareholders
  for the year ended December 31, 2003                                 I, II
Proxy Statement to be distributed in connection with
  the 2004 Annual Meeting of Shareholders                               III

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in anticipated levels of government spending on infrastructure, changes in loan relationships or sources of financing, changes in management, changes in information systems, and costs to comply with the requirements of the Sarbanes-Oxley Act of 2002. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

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

Information regarding the amounts of revenues, income from operations with and without corporate expenses allocated, total assets, capital expenditures, and depreciation and amortization expense attributable to the Company's reportable segments is contained in Note 5 to the consolidated financial statements, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2003 by Engineering News Record magazine, Baker ranked 42nd among the top 500 U.S. design firms; 15th among "pure design" firms; 15th among water supply firms; 16th among site assessment and compliance firms; 14th among transportation design firms, including 14th in highways, 12th in bridges and 18th in airports; 32nd among construction management-for-fee firms; 20th among telecommunications firms, including 8th in transmission lines and cables; 66th among environmental firms, including 20th in environmental science; and 66th among global design firms. These rankings were based on 2002 revenues. In addition, the Company believes that it is one of the largest providers of outsourced operations and maintenance services in the Gulf of Mexico.

BUSINESS SEGMENTS

The following briefly describes the Company's business segments:

Engineering - The Engineering segment provides a variety of design and related consulting services. Such services include design-build, construction management, consulting, planning, program management, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, software development, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems. The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. This segment also provides services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets. This segment is susceptible to upward and downward fluctuations in Federal and state government spending.

The Company's transportation services have benefited from the U.S. government's Federal transportation infrastructure legislation (TEA-21 and AIR-21) in recent years. Additionally, the Company has benefited from increased Federal government spending in the Departments of Defense and Homeland Security. The Company intends to partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation and civil infrastructure markets.

Energy - The Energy segment specializes in providing a full range of Total Asset Management services for operating energy production facilities worldwide. This segment's comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement and supply chain management. The Energy segment primarily serves both major and smaller independent oil and gas producing companies, but does not drill, own or develop oil or gas properties for its own account.

One delivery method employed by the segment is Managed Services (formerly known as OPCO(R)), an operating model that has broadened the Energy segment's service offerings in the offshore Gulf of Mexico and the onshore United States. This model has the potential to enhance both the Company's and its clients' operating margins. Onshore, the Company has taken over full managerial and administrative responsibility for clients' vast producing properties. Offshore, the segment has built a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, the Company is working under Managed Services agreements with oil and gas producers in the Gulf of Mexico, the Panhandle of Texas, and in the Powder River Basin in Wyoming and Montana.

This segment operates in over a dozen foreign countries, with major projects in the U.S., Venezuela, Thailand, Trinidad, Algeria and Nigeria. The local political environment in certain of these countries subjects the Company's related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon past experience with these clients, after giving effect to the Company's related allowance for doubtful accounts balance at December 31, 2003, management believes that these receivable balances will be fully collectible.

Non-Core - The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down, and the former Baker Support Services, Inc. subsidiary, which was sold in June 2000.

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2003, 2002 and 2001, approximately 87%, 88% and 86% of the Company's total contract revenues, respectively, were derived from work performed for U.S.-based clients within the United States. Further financial information regarding the Company's domestic and foreign operations is contained in Notes 5 and 12 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Company's domestic revenues, the majority comprises engineering work performed in the Mid-Atlantic region of the U.S. and operations and maintenance work performed by its Energy segment in Texas, Louisiana, Wyoming, Montana and the Gulf of Mexico. The Company's international revenues are derived primarily from its Energy segment.

BACKLOG

(In millions)      DECEMBER 31, 2003      December 31, 2002
-------------      -----------------      -----------------
Engineering                  $ 470.7                $ 448.8
Energy                         250.0                   96.4
Non-Core                           -                      -
                             -------                -------
Total                        $ 720.7                $ 545.2
                             =======                =======

The Company's backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized. The Company's backlog at December 31, 2003 and 2002 was $721 million and $545 million, respectively. Of the Company's total backlog at December 31, 2003, amounts totaling $255 million and $129 million are expected to be recognized as revenue within the next year by the Engineering and Energy segments, respectively. In the Engineering segment, the 2003 increase reflects a 7% increase in backlog for its transportation business as a result of continued TEA-21 funding. In the Energy segment, backlog increased significantly during 2003 due to the addition of two new four-year, Managed Services contracts totaling $144 million to operate and maintain onshore oil and gas producing properties, as well as the renewal of a five-year contract totaling $17 million to provide operations and maintenance and workforce nationalization services overseas. Oil and gas industry merger, acquisition and disposition programs affecting the Company's clients can also result in increases or decreases to the Company's Energy backlog.

There is no direct correlation between the Company's total backlog amounts and its annual total contract revenues. Further, the Company's backlog amounts do not represent a guarantee of future revenues or results of operations. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than the Company's fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. The Company's experience has been that these optional contract renewals have generally been exercised. Engineering backlog generally is highest during the last quarter of the Company's fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 17%, 14% and 12% of the Company's total contract revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No individual contract accounted for more than 10% of the Company's total contract revenues in 2003, 2002 or 2001.

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

SEASONALITY

Based upon the Company's experience, the Engineering segment's total contract revenues and net income have historically been lower for the first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact the Company's offering of construction management services.

PERSONNEL

At December 31, 2003, the Company had 4,355 total employees. Of this year-end 2003 total, the Engineering segment had 1,971 employees, the Energy segment had 2,342, and the Company's Corporate staff included 42 employees. Certain employees of the Company's 53%-owned Nigerian subsidiary are subject to an in-country collective bargaining agreement. The remainder of the Company's workforce is not subject to collective bargaining arrangements. Management believes that its relations with its employees are good.

AVAILABLE INFORMATION

The Company's Internet website address is www.mbakercorp.com. The Company posts its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and all amendments to those reports to its website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. These reports and any amendments to them are also available at the website of the Securities and Exchange Commission, http://www.sec.gov. The Company also posts all press releases, earnings releases, the Code of Ethics for Senior Officers and the Charters related to the Governance and Nominating Committee, Audit Committee and Compensation Committee to its website. The Company's website and the information contained on it are not incorporated by reference into this Form 10-K.

ITEM 2. PROPERTIES

The Company's headquarters offices were relocated in January 2003 to Moon Township, Pennsylvania, at which location approximately 117,000 square feet of office space is leased for use by the Company's Engineering segment and its Corporate staff. The Company's Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on market prevailing prices at lease inception. Aside from its Moon Township offices, the Company's Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 352,000 square feet in the U.S. and Mexico. Likewise, the Company's Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 77,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2013.

The Company also owns a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 230 acres and utilized by the Company's Engineering segment. The Company believes that its current facilities will be adequate for the operation of its business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.

ITEM 3. LEGAL PROCEEDINGS

In July 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of the Overseas Technical Services companies in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Company retained legal counsel to represent it in this matter and initiated an internal investigation of these issues. The Company has cooperated fully with the government's inquiry; however, there has been no recent activity in this matter. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation with the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the government's inquiry has not been concluded and the Company's assessment of the outcome may vary as the matter proceeds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE COMPANY

The following represents a listing of executive officers of the Company as of December 31, 2003.

Donald P. Fusilli, Jr. - Age 52; President and Chief Executive Officer of the Company since April 2001. Mr. Fusilli has been employed by the Company in various capacities since 1973, including President and Chief Operating Officer of the Company from 2000 to 2001; and Executive Vice President - Energy from 1994 to 2000.

William P. Mooney - Age 53; Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior to joining the Company, Mr. Mooney served as Executive Vice President and Chief Financial Officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000. Prior to joining FEI, he was the Chief Financial Officer for Calgon Carbon Corporation from 1998 to 1999 and for Sylvan, Inc. from 1990 to 1998.

H. James McKnight - Age 59; Executive Vice President, General Counsel and Secretary of the Company since June 2000. Mr. McKnight has been employed by the Company since 1995, serving as Senior Vice President, General Counsel and Secretary of the Company from 1998 to 2000 and as Vice President, General Counsel and Secretary of the Company from 1995 to 1998.

Monica L. Iurlano - Age 46; Executive Vice President and Chief Resources Officer of the Company since May 2002. Ms. Iurlano previously served as Vice President of Human Resources with L.B. Foster from November 1999 to May 2002. Prior to joining L.B. Foster, Ms. Iurlano served in various management positions at Highmark Blue Cross Blue Shield from 1995 to 1999. Ms. Iurlano was also previously employed by the Company from 1992 to 1995 as Benefits Manager.

Craig O. Stuver - Age 43; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer of the Company since April 2001. Prior to joining the Company, Mr. Stuver served as a vice president of finance for Marconi Communications from September 2000 to April 2001. Mr. Stuver was also previously employed by the Company from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

Bradley L. Mallory - Age 51; President of Engineering since October 2003. Mr. Mallory previously served as Senior Vice President of the Company since March 2003. Prior to joining the Company, Mr. Mallory worked in various management capacities with the Pennsylvania Department of Transportation, including Department Secretary from 1995 to 2003.

Richard W. Giffhorn - Age 54; President of Baker Energy since September 2002. Prior to joining Baker Energy, Mr. Giffhorn was a self-employed consultant in 2001 and 2002, and previously served as Vice President of Operations for Baker Hughes INTEQ in Houston, Texas from 1993 to 2000.

John D. Whiteford - Age 43; Executive Vice President of Michael Baker Jr., Inc., a subsidiary of the Company, and Manager of its North Region since June 2000. Mr. Whiteford previously served in various capacities with the Company since 1983, including Vice President of Baker Energy from 1997 to 2000.

James B. Richards - Age 56; Executive Vice President of Michael Baker Jr., Inc. and Manager of its South Region since June 2000. Since joining the Company in 1996, Mr. Richards served as Vice President of Michael Baker Jr. Inc. and Regional Manager of the Southeast Region from 1996 to 2000.

John D. Swanson - Age 47; Senior Vice President of Michael Baker Jr., Inc. and Manager of its West Region since June 2000. Mr. Swanson joined the Company in 1993 and was Assistant Vice President of Michael Baker Jr., Inc. from 1998 to 2000.

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

The Company's present policy is to retain any earnings to fund the operations and growth of the Company. The Company has not paid any cash dividends since 1983 and has no plans to do so in the foreseeable future. The Company's loan agreement with its banks places certain restrictions on payments of dividends.

At March 1, 2004, the Company had 1,560 holders of its Common Stock

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 2003 is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate debt obligations, which totaled $13.5 million as of December 31, 2003. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 3.42% as of December 31, 2003, to a weighted average interest rate of 3.76%), annual interest expense would be approximately $46,000 higher in 2003 based on the outstanding balance of variable-rate obligations as of December 31, 2003. The Company's primary interest rate risk as of December 31, 2002 related to its variable-rate investments, which totaled $3.9 million. Assuming a 10% decrease in interest rates on these variable-rate investment balances (i.e., a decrease from the actual weighted average investment rate of 1.16% at December 31, 2002, to a weighted average investment rate of 1.04%), annual interest income would have been approximately $5,000 lower in 2002, based on the respective year-end outstanding balance for variable-rate investments. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

The Company has several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2003, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 10.8% of the Company's consolidated total assets at December 31, 2003, and 4.0% of its consolidated total contract revenues for the year then ended. In assessing its exposure to foreign currency exchange rate risk, the Company recognizes that the majority of its foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing the Company to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, the Company has no material exposure to foreign currency exchange rate risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 10, 2004, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based upon their evaluations, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the Directors of the Company appears beneath the caption "Director Nominees" in the Company's definitive Proxy Statement which will be distributed in connection with the 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Section 16(a) Beneficial Ownership Reporting" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Company." Such information is incorporated herein by reference.

Information relating to the identification of the audit committee and the audit committee financial expert appears beneath the caption "The Audit Committee" in the Company's definitive Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Officers incorporating the provisions required by the Securities and Exchange Commission for senior financial officers of the Company. A copy of the Code of Ethics for Senior Officers is posted on the Company's website at www.mbakercorp.com. In the event the Company makes any amendments to, or grants any waivers from a provision of this code, the Company will disclose the amendment or waiver and the reasons for such on our website.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation appears beneath the captions "Proposal 1 -- Elect Directors" and "Proposal 2 -- Amend Nonemployee Directors' Stock Incentive Plan" in the Company's definitive Proxy Statement which will be distributed in connection with the 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Company and by management has been set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement which will be distributed in connection with the 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference. Information related to securities authorized for issuance under equity compensation plans has been set forth under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which will be distributed in connection with the 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Company and its directors and officers appears beneath the caption "Proposal 1 -- Elect Directors" in the Company's definitive Proxy Statement which will be distributed in connection with its 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees billed by the Principal Accountant during the previous two fiscal years for audit, audit-related, tax and other fees as well as the audit committees pre-approval policies and procedures for such services appears beneath the caption "Other Information" in the Company's definitive Proxy Statement which will be distributed in connection with its 2004 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

         Consolidated Statements of Income for the three years ended
           December 31, 2003
         Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Cash Flows for the three years ended
           December 31, 2003
         Consolidated Statements of Shareholders' Investment for the three years ended December 31, 2003
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

(a)(2)   Financial statement schedules for the year ended December 31, 2003:

         Schedule II - Valuation and Qualifying Accounts
         Report of Independent Accountants on Financial Statement Schedule for the two years ended December 31, 2003 (included as Exhibit 99.1 to this Form 10-K)

         All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

            10.1        2003 Incentive Compensation Plan of Michael Baker
                        Corporation, filed herewith.

            10.2 Consulting Agreement dated April 25, 2001, by and between the Company and Richard L. Shaw, filed as
                        Exhibit 10.2(c) to the Company's Quarterly Report on
                        Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.

            10.2(a)     First Amendment to Consulting Agreement dated April 26,
                        2003, by and between the Company and Richard L. Shaw, filed herewith.

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

            10.3(b) Employment Continuation Agreement dated April 16, 2001, by and between the Company and Craig O. Stuver, filed as
                        Exhibit 10.6 to the Company's Quarterly Report on Form
                        10-Q for the period ended June 30, 2001, and incorporated herein by reference.

        Exhibit No.                        Description
        -----------                        -----------
            10.3(c)     Employment Continuation Agreement dated September 23,
                        2002, by and between the Company and Richard W.
                        Giffhorn, filed as Exhibit 10.3(c) to the Company's
                        Annual Report on Form 10-K for the year ended December
                        31, 2002, and incorporated herein by reference.

            10.3(d) Employment Continuation Agreement dated April 1, 2003, by and between the Company and Monica L. Iurlano, filed as Exhibit 10.3(d) to the Company's Quarterly Report on
                        Form 10-Q for the period ended March 31, 2003, and incorporated herein by reference.

            10.3(e)     Employment Continuation Agreement dated February 23,
                        2004, by and between the Company and Bradley L. Mallory, filed herewith.

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

            10.4(d) Fourth Amendment to Loan Agreement dated March 24, 2003, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and
                        Fifth Third Bank, filed as Exhibit 10.4(d) to the
                        Company's Annual Report on Form 10-K for the year ended
                        December 31, 2002, and incorporated herein by reference.

            10.4(e) Revolving Credit Note dated May 8, 2003, by and between the Company and Citizens Bank of Pennsylvania, filed as
                        Exhibit 10.4(e) to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.

            10.4(f)     Fifth Amendment to Loan Agreement dated October 27,
                        2003, by and between the Company and Citizens Bank of Pennsylvania, National City Bank of Pennsylvania and
                        Fifth Third Bank, filed as Exhibit 10.4(f) to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

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

            10.7 Office Sublease Agreement dated August 6, 2001, by and between the Company and Airside Business Park, L.P.
                        (exhibits omitted), and incorporated herein by reference.

            10.7(a)     Third Amendment to Office Sublease Agreement dated
                        February 19, 2003, by and between the Company and Airside Business Park, L.P., filed as Exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

            13.1        Selected Financial Data, Management's Discussion and
                        Analysis of Financial Condition and Results of
                        Operations, Consolidated Financial Statements as of
                        December 31, 2003 and for the three years then ended, Report of Independent Accountants, and Supplemental
                        Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2003.

            21.1        Subsidiaries of the Company, filed herewith.

            23.1        Consent of Independent Accountants, filed herewith.

            31.1        Certification of the Chief Executive Officer pursuant to
                        Rule 13a-14(a), filed herewith.

            31.2        Certification of the Chief Financial Officer pursuant to
                        Rule 13a-14(a), filed herewith.

            32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            99.1 Report of Independent Accountants on financial statement schedule for the year ended December 31, 2003, filed herewith.

(b)(1)     Reports on Form 8-K

           The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003, including the dates filed, the items reported and listing any financial statements filed:

            -     dated November 13, 2003, to furnish information required by
                  Item 12 of Form 8-K, "Results of Operations and Financial Condition."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICHAEL BAKER CORPORATION

Dated: March 15, 2004                  By: /s/  Donald P. Fusilli, Jr.
                                           ------------------------------
                                           Donald P. Fusilli, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                  Title                                   Date
---------                                  -----                                   ----
/s/  Donald P. Fusilli, Jr.                Director, President and Chief           March 15, 2004
-----------------------------------        Executive Officer
Donald P. Fusilli, Jr.

/s/  William P. Mooney                     Executive Vice President                March 15, 2004
-----------------------------------        and Chief Financial Officer
William P. Mooney

/s/  H. James McKnight                     Executive Vice President,               March 15, 2004
-----------------------------------        General Counsel and Secretary
H. James McKnight

/s/  Craig O. Stuver                       Senior Vice President, Corporate        March 15, 2004
-----------------------------------        Controller and Treasurer (Chief
Craig O. Stuver                            Accounting Officer)

/s/  Richard L. Shaw                       Chairman of the Board                   March 15, 2004
-----------------------------------
Richard L. Shaw

/s/  Robert N. Bontempo                    Director                                March 15, 2004
-----------------------------------
Robert N. Bontempo

/s/  Nicholas P. Constantakis              Director                                March 15, 2004
-----------------------------------
Nicholas P. Constantakis

-----------------------------------        Director                                March 15, 2004
William J. Copeland

-----------------------------------        Director                                March 15, 2004
Roy V. Gavert, Jr.

/s/  Thomas D. Larson                      Director                                March 15, 2004
-----------------------------------
Thomas D. Larson

-----------------------------------        Director                                March 15, 2004
John E. Murray, Jr.

MICHAEL BAKER CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
(IN THOUSANDS)

                     Column A              Column B                 Column C               Column D             Column E
                                                                   Additions
                                                             ---------------------------
                                             Balance at      Charged to      Charged to      Deductions -      Balance at
                   Description              beg. of year       expense     other accounts     describe *      end of year
For the year ended December 31, 2003:

Allowance for doubtful accounts                $2,425          $  312          $    0          ($ 345)          $2,392
                                               ------          ------          ------          ------           ------
For the year ended December 31, 2002:

Allowance for doubtful accounts                $1,508          $1,204          $    0          ($ 287)          $2,425
                                               ------          ------          ------          ------           ------

For the year ended December 31, 2001:

Allowance for doubtful accounts                $   26          $1,547          $    0            ($65)          $1,508
                                               ------          ------          ------          ------           ------


* For the years ended December 31, 2003 and 2002, the deduction amount primarily reflects recoveries of allowances previously expensed as well as accounts receivable balances written off during the year. For the year ended December 31, 2001, the deduction is entirely related to accounts receivable balances written off during the year.