Form 10-Q
period 2004-03-31
BAKER MICHAEL CORP
filed 2004-05-10
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

                  As of April 30, 2004:
                  --------------------


                  Common Stock              8,403,831 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                                For the three months ended
                                                                                --------------------------
                                                                         MARCH 31, 2004                March 31, 2003
---------------------------------------------------------------------------------------------------------------------------

                                                                                   (In thousands, except
                                                                                    per share amounts)

Total contract revenues                                                        $ 125,005                     $ 99,299

Cost of work performed                                                           104,064                       85,853
---------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                             20,941                       13,446

Selling, general and administrative expenses                                      15,556                       13,557
---------------------------------------------------------------------------------------------------------------------------
         Income/(loss) from operations                                             5,385                         (111)

Other income/(expense):
   Interest income                                                                     5                            4
   Interest expense                                                                 (118)                         (86)
   Other, net                                                                        573                           14
---------------------------------------------------------------------------------------------------------------------------
         Income/(loss) before income taxes                                         5,845                         (179)

Provision for/(benefit from) income taxes                                          2,747                          (82)
---------------------------------------------------------------------------------------------------------------------------

         NET INCOME/(LOSS)                                                   $     3,098                 $        (97)
===========================================================================================================================

         BASIC NET INCOME/(LOSS) PER SHARE                                   $      0.37                 $      (0.01)
         DILUTED NET INCOME/(LOSS) PER SHARE                                 $      0.37                 $      (0.01)
===========================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                               MAR. 31, 2004
ASSETS                                                                            (UNAUDITED)       Dec. 31, 2003
----------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                         $    5,277          $      3,104
Receivables, net                                                                      80,122                74,940
Cost of contracts in progress and estimated earnings, less billings                   49,452                51,620
Prepaid expenses and other                                                             7,686                 9,899
----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             142,537               139,563
----------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    16,749                17,402

OTHER ASSETS
Goodwill and other intangible assets, net                                              9,161                 9,233
Other assets                                                                           7,256                 7,205
----------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                16,417                16,438
----------------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                  $  175,703          $    173,403
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                                  $   26,357           $     22,109
Accrued employee compensation                                                         21,542                 15,394
Accrued insurance                                                                     10,361                 10,224
Other accrued expenses                                                                20,018                 20,464
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                           15,462                 16,611
----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         93,740                 84,802
----------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                                                         3,859                 13,481
Other liabilities                                                                      2,417                  2,539
Commitments and contingencies                                                              -                      -
----------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                100,016                100,822
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,713,141 and 8,711,235 shares at 3/31/04 and 12/31/03, respectively                8,713                  8,711
Additional paid-in-capital                                                            38,312                 38,298
Retained earnings                                                                     32,575                 29,477
Other comprehensive loss                                                                (928)                  (912)
Unearned compensation expense                                                            (32)                   (40)
Less - 391,237 shares of Common Stock in treasury, at cost, at
   3/31/04 and 12/31/03.                                                              (2,953)                (2,953)
----------------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                    75,687                 72,581
----------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                $  175,703           $    173,403
======================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               For the three months ended
                                                                               --------------------------
                                                                          MARCH 31, 2004             March 31, 2003
----------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                            $     3,098                $       (97)
Adjustments to reconcile net income/(loss) to net
  cash used in operating activities:
     Depreciation and amortization                                                 1,160                      1,261
     Changes in assets and liabilities:
       Increase in receivables and contracts in progress                          (4,172)                   (31,455)
       Increase in accounts payable and accrued expenses                           9,976                      6,567
       Decrease in other net assets                                                2,172                        142
----------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                             9,136                    (23,485)
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by/(used in) operating activities                          12,234                    (23,582)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (455)                    (2,738)
---------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                          (455)                    (2,738)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of)/proceeds from long-term debt                                      (9,622)                    24,100
Payments to acquire treasury stock                                                     -                       (690)
Proceeds from the exercise of stock options                                           16                          -
----------------------------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by financing activities                        (9,606)                    23,410
----------------------------------------------------------------------------------------------------------------------

       Net increase/(decrease) in cash and cash equivalents                        2,173                     (2,910)

       Cash and cash equivalents, beginning of year                                3,104                      9,885
----------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                              $     5,277                $     6,975
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                $       144                $        82
Income taxes paid                                                            $       319                $     1,954
======================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2004
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the quarters ended March 31, 2004 and 2003. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

Weighted average shares outstanding                                                       2004                 2003
---------------------------------------------------------------------------------------------------------------------
Basic                                                                                8,320,417            8,345,554
Diluted                                                                              8,420,672            8,345,554
=====================================================================================================================


As of March 31, 2004 and 2003, the Company had 194,096 and 336,488 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective three-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of March 31, 2004, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares. As of March 31, 2004, no shares had been repurchased under the February 2003 authorization.

NOTE 3 - BUSINESS SEGMENT INFORMATION

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

- The Energy segment provides a full range of Total Asset Management services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services (formerly known as OPCO(R)) operating model as a service delivery method.

- The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down.

The following table reflects the required disclosures for the Company's reportable segments (in millions):

                                     TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                                                  For the three months ended
                                                                             -----------------------------------
                                                                             MARCH 31, 2004       March 31, 2003
---------------------------------------------------------------------------------------------------------------------
ENGINEERING
-----------
Revenue                                                                    $           74.9      $          58.7

Income from operations before Corporate overhead                                        7.1                  2.8
Less:  Corporate overhead                                                              (2.8)                (3.0)
---------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                                                           4.3                 (0.2)
---------------------------------------------------------------------------------------------------------------------

ENERGY
------
Revenue                                                                                50.1                 40.6

Income from operations before Corporate overhead                                        2.4                  1.3
Less:  Corporate overhead                                                              (1.1)                (1.1)
---------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  1.3                  0.2
---------------------------------------------------------------------------------------------------------------------

NON-CORE
--------
Revenue                                                                                   -                    -

Income from operations before Corporate overhead                                        0.3                  0.3
Less:  Corporate overhead                                                                 -                    -
---------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  0.3                  0.3
---------------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS
Revenues                                                                              125.0                 99.3

Income from operations before Corporate overhead                                        9.8                  4.4
Less:  Corporate overhead                                                              (3.9)                (4.1)
---------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  5.9                  0.3
---------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                                                      (0.5)                (0.4)
---------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME/(LOSS) FROM OPERATIONS                              $            5.4      $          (0.1)
---------------------------------------------------------------------------------------------------------------------


                                                                                MARCH 31, 2004       Dec. 31, 2003
---------------------------------------------------------------------------------------------------------------------
Segment assets:
Engineering                                                                  $           103.1     $          95.3
Energy                                                                                    58.7                63.1
Non-Core                                                                                   0.8                 0.9
---------------------------------------------------------------------------------------------------------------------
         Subtotal - segments                                                             162.6               159.3
Corporate/Insurance                                                                       13.1                14.1
---------------------------------------------------------------------------------------------------------------------
         Total                                                               $           175.7     $         173.4
=====================================================================================================================

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2004, borrowings totaling $3.9 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.0 million.

NOTE 5 - CONTINGENCIES

Insurance coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company requires its insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. The Company is insured with respect to its workers' compensation and general liability exposures subject to deductibles or self-insured retentions. As a result of adverse market conditions in the insurance industry, several of these deductibles were either required to be increased by the Company because expiring coverages were no longer available, or were voluntarily increased to avoid additional premium cost increases, in connection with the Company's annual insurance coverage renewals effective July 1, 2003. Loss provisions for these exposures are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

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

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In February 2003, LTV and BEI reached a settlement that provided for a payment to LTV in the amount of $2.5 million, the effect of which was recorded during the fourth quarter of 2002. This settlement was subsequently approved by the bankruptcy court in LTV's bankruptcy proceeding, and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of March 31, 2004.

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

The Company is aware of an unasserted claim to recover alleged preference payments made to the Company within 90 days prior to a customer's 2002 Chapter 11 bankruptcy filing. Such claims are not unusual in the bankruptcy context. The potential claim against the Company has been identified in lists of such claims included in several reorganization plans submitted to the bankruptcy court. Management believes that the Company has valid defenses for this potential claim, and intends to vigorously contest such claim if asserted. No amounts pertaining to this potential claim are considered probable or reasonably estimable; accordingly, the Company has not recorded any related accrual as of March 31, 2004.

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

At March 31, 2004, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at March 31, 2004:

                                                                                      Maximum    Related liability
                                                                                 undiscounted     balance recorded
(Dollars in millions)                                                         future payments           at 3/31/04
---------------------------------------------------------------------------------------------------------------------
Standby letters of credit:
   Insurance related                                                                $     6.8            $     6.8
   Other                                                                                  0.2                    -
Performance and payment bonds                                                             1.6                    -
Sale of certain construction assets                                                 Unlimited                    -
Sale of BSSI                                                                              2.0                    -
---------------------------------------------------------------------------------------------------------------------

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Agreement discussed above. As of March 31, 2004, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

Bonds are provided on behalf of the Company by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not currently expect any amounts to be paid by Travelers under its bonds outstanding at March 31, 2004.

During 2000, the Company sold certain assets associated with its former heavy & highway construction business to A&L, Inc., and all of the outstanding stock of its former BSSI subsidiary to SKE International LLC. These sale agreements provided indemnifications to the buyers for breaches of certain obligations by the Company. For the sale of heavy & highway assets, there was no dollar limit on the indemnifications, and the terms of these indemnifications vary but will ultimately be governed by the statutes of limitations. In October 2003, A&L filed a lawsuit against the Company and a subsidiary alleging misrepresentation and breach of warranty in connection with the asset sale. The Company believes that A&L's claims are without merit and is vigorously contesting this lawsuit. Maximum payments for indemnifications under the BSSI sale were limited to $2.0 million, and the terms are based on the varying statutes of limitations plus 90 days. The Company does not currently expect to make any future payments under the indemnifications in connection with the BSSI sale.

NOTE 6 - STOCK BASED COMPENSATION

During the first quarter of 2003, the Company adopted the prospective method of applying Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Under the prospective method, the Company began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. No related stock compensation expense was recorded during the first quarter of 2003.

Prior to January 1, 2003, the Company utilized the intrinsic value method of accounting for stock-based compensation, as originally promulgated by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and as permitted under SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for stock options granted prior to January 1, 2003. If compensation costs for the Company's stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, the Company's pro forma net income and net income per share amounts would have been as follows:

                                                                                  For the three months ended
                                                                                  --------------------------
(In thousands)                                                              MARCH 31, 2004           March 31, 2003
---------------------------------------------------------------------------------------------------------------------
Net income, as reported                                                          $   3,098                 $    (97)
Add:    Stock-based employee compensation expense included
        in reported net income, net of related tax effects                               4                        -
Deduct: Total stock-based employee compensation expense
        determined under fair value method, net of related tax effects                 (33)                     (88)
---------------------------------------------------------------------------------------------------------------------
Pro forma net income/(loss)                                                      $   3,069                 $   (185)
=====================================================================================================================

                                                                                   For the three months ended
                                                                                   --------------------------
                                                                            MARCH 31, 2004          March 31,  2003
---------------------------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                                                      $    0.37               $    (0.01)
      Diluted                                                                         0.37                    (0.01)
Pro forma earnings per share:
      Basic                                                                           0.37                    (0.02)
      Diluted                                                                    $    0.36               $    (0.02)
=====================================================================================================================


NOTE 7 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows:

                                                                                   For the three months ended
                                                                                   --------------------------
                                                                             MARCH 31, 2004       March 31,  2003
---------------------------------------------------------------------------------------------------------------------
Net income                                                                       $    3,098             $     (97)
Other comprehensive loss:
 Foreign currency translation adjustment, net of tax                                     (9)                  (23)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income/(loss)                                                      $    3,089             $    (120)
=====================================================================================================================


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                           MARCH 31, 2004         Dec. 31, 2003
--------------------------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                                  $    1,006             $   1,006
  Energy                                                                            7,465                 7,465
--------------------------------------------------------------------------------------------------------------------
    Total goodwill                                                                  8,471                 8,471
--------------------------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $1,309 and $1,238, respectively                                                  690                   762
--------------------------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                                  $    9,161             $   9,233
=====================================================================================================================

Under SFAS 142, the Company's goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual impairment review during the second quarter of 2003, and no impairment charge was required.

The Company's other intangible assets balance solely comprises a non-compete agreement from the Company's 1998 purchase of Steen Production Services, Inc. Future amortization expense on the other intangible assets balance is currently estimated to be $286,000 for the years ending December 31, 2004 and 2005, with the remaining balance of $190,000 being amortized in 2006.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. The primary beneficiary is the party that absorbs a majority of the entity's expected losses or returns as a result of holding the variable interest. The requirements of FIN 46 were required to be applied immediately to variable interest entities in which an enterprise obtains an interest, or which an enterprise creates, after January 31, 2003. For variable interest entities considered to be special purpose entities (SPEs) in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 is required to be adopted for the first fiscal year or interim period ending after December 15, 2003. For non-SPE variable interest entities acquired prior to February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period ending after March 15, 2004. The Company adopted this interpretation during the first quarter of 2004; such adoption did not have a material impact on the Company's financial statements.

NOTE 10 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year balance sheet amounts in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company provides engineering and energy expertise for public and private sector clients worldwide. The firm's primary services include engineering design for the transportation and civil infrastructure markets, operation and maintenance of oil and gas production facilities, architectural and environmental services, and construction management services for buildings and transportation projects. The Company views its short and long-term liquidity as being dependent upon its results of operations, changes in working capital and its borrowing capacity.

BUSINESS ENVIRONMENT

The Company's operations are affected by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for the Company's services in the engineering and energy markets. Additional external factors such as price fluctuations in the energy industry could affect the Company.

The Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies since its approval in 1998. Prior to the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush signed a five-month extension of the program at current funding levels. This extension expired on February 29, 2004, at which time a two-month extension was approved and that provided continued funding until April 30, 2004. A second two-month extension was approved on April 30, which will provide continued funding until June 30, 2004. During this extension period, a long-term reauthorization of the original TEA-21 program is expected to receive significant Congressional attention. Prior to the extensions, certain state agencies were limited in their abilities to apply for Federal transportation funding during 2003, as they were unable to commit the required matching funds due to budget constraints. The Company is currently seeing limited funding of new transportation projects and expects this will continue until any reauthorization of TEA-21 occurs. Significant further delays in the reauthorization of TEA-21 could impact the Company's transportation design business activity for 2005 and beyond. From 2002 through the first quarter of 2004, the Company has observed increased Federal spending activity on Departments of Defense and Homeland Security activities, including the Federal Emergency Management Agency (FEMA). To mitigate the effect of the state transportation budget constraints on the Company's business, management has focused more marketing and sales activity on these agencies of the Federal government. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. In early March 2004, the Company announced that it had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization (MHFMM) Program for flood hazard mitigation across the United States and its territories. Approximately $742 million of this contract value was included in the Company's backlog as of March 31, 2004. In addition, during the first quarter of 2004, the Company was selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers and U.S. Air Force.

The Company's Energy business benefited significantly in 2001 and 2002 from the adoption of its Managed Services (formerly known as OPCO(R)) business model by several oil and gas producers in the Gulf of Mexico. Energy services provided via this innovative model generated higher margins than the Company's traditional service delivery methods. During the second half of 2002, many of the properties serviced under this model were sold by their owners, and while the Company continues to provide operations and maintenance services to the properties' new owners, such services reflect lower margin manpower and logistics work. Presently, there is uncertainty in the oil and gas marketplace regarding capital investment and outsourcing decisions in the Gulf of Mexico, the Company's primary market for its Energy business. As a result, the Company continues to provide manpower services to its clients in this area, but has been unable to generate new higher margin offshore Managed Services contracts. This downturn in the Energy segment's offshore Managed Services market activity has been partially offset by an expansion of the Company's Managed Services offerings to onshore U.S. oil and gas producers, as demonstrated by the two new four-year contracts totaling $144 million received from Huber Energy during 2003. In addition, the Company has been able to increase its penetration into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

RESULTS OF OPERATIONS

The following table reflects a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended March 31, 2004 and 2003 (dollars in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
--------------------------------------------------------------------------------

                                                                              For the three months ended
                                                                              --------------------------
                                                                       MARCH 31, 2004            March 31, 2003
--------------------------------------------------------------------------------------------------------------------

ENGINEERING
Revenues                                                              $ 74.9                      $ 58.7

Income from operations before Corporate overhead                         7.1                         2.8
   Percentage of Engineering revenues                                    9.5%                        4.8%
Less:  Corporate overhead                                               (2.8)                       (3.0)
   Percentage of Engineering revenues                                   (3.7)%                      (5.1)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                   4.3                        (0.2)
   Percentage of Engineering revenues                                    5.8%                       (0.3)%
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
ENERGY
Revenues                                                                50.1                        40.6

Income from operations before Corporate overhead                         2.4                         1.3
   Percentage of Energy revenues                                         4.8%                        3.2%
Less:  Corporate overhead                                               (1.1)                       (1.1)
   Percentage of Energy revenues                                        (2.2)%                      (2.7)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                   1.3                         0.2
   Percentage of Energy revenues                                         2.6%                        0.5%
--------------------------------------------------------------------------------------------------------------------

NON-CORE*
Revenues                                                                  --                          --

Income from operations before Corporate overhead                         0.3                         0.3
Less:  Corporate overhead                                                 --                          --
--------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                                            0.3                         0.3
--------------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS
Revenues                                                               125.0                        99.3

Income from operations before Corporate overhead                         9.8                         4.4
   Percentage of total reportable segment revenues                       7.8%                        4.4%
Less:  Corporate overhead                                               (3.9)                       (4.1)
   Percentage of total reportable segment revenues                      (3.1)%                      (4.1)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                   5.9                         0.3
   Percentage of total reportable segment revenues                       4.7%                        0.3%
--------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                                       (0.5)                       (0.4)
--------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME/(LOSS) FROM OPERATIONS                         $  5.4                      $ (0.1)
   Percentage of total Company revenues                                  4.3%                       (0.1)%
====================================================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down.

TOTAL CONTRACT REVENUES

Total contract revenues increased 26% in the first quarter of 2004 relative to the first quarter of 2003. Engineering revenues for the first quarter of 2004 increased 28% from the first quarter of 2003. Engineering's revenues were positively impacted by the Company's above mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. Also positively impacting Engineering revenues for the first quarter of 2004 were improved labor utilization rates over the first quarter of 2003. These labor utilization rates have a direct impact on revenues. By contrast, labor utilization for the first quarter of 2003 was low as a result of delays in the commencement of certain public sector projects due to state budget constraints and the January 2003 relocation of the Company's largest Engineering office to Moon Township, PA. In the Energy segment, revenues for the first quarter of 2004 increased 23% over the first quarter of 2003. This increase is primarily the result of the two new onshore Managed Services contracts that commenced during 2003, as well as the addition of several new overseas contracts and additions to existing contracts that commenced during 2003. Revenues from Managed Services contracts composed 14% and 2% of Baker Energy's total contract revenues for the first quarters of 2004 and 2003, respectively. The Company's Non-Core segment posted no revenues for the first quarters of 2004 or 2003.

GROSS PROFIT

Gross profit expressed as a percentage of revenues increased to 16.8% for the first quarter of 2004 from 13.5% in the first quarter of 2003. Overall, the Company's gross profit expressed as a percentage of revenues benefited from cost reduction measures implemented by management relative to the Company's medical and 401(k) retirement benefit plans. The Engineering segment's gross profit percentage increased to 20.5% in the first quarter of 2004 from 16.7% in the first quarter of 2003. This increase is primarily attributable to the increase in labor utilization rates as compared to the first quarter of 2003 and the cost reduction measures discussed above. The Energy segment's gross profit percentage increased to 11.6% in the first quarter of 2004 from 9.4% in the first quarter of 2003. This increase in gross profit as a percentage of revenues is the direct result of the performance of the previously mentioned two new onshore Managed Services contracts and the cost reduction measures put in place by management, as offset by the effect of a reserve related to a customer billing rate dispute. Energy's Managed Services business posted gross profit of 3.3% for the first quarter of 2004 versus a loss in the first quarter of 2003. In the Non-Core segment, gross profit was $0.3 million for both the first quarters of 2004 and 2003. These favorable results were primarily attributable to favorable developments in certain casualty insurance claims related to the Company's former construction operations during both first quarter periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 12.4% in the first quarter of 2004 from 13.7% in the first quarter of 2003. This overall decrease in SG&A expenses expressed as a percentage of revenues reflect the additional effects (in this case, related to overhead personnel) of management's aforementioned cost reduction measures related to the medical and 401(k) retirement benefit plans, as offset by an increase in compensation expense, in combination with the relatively significant increase in revenues for the first quarter of 2004. In addition, allocated Corporate overhead costs for the first quarter of 2004 decreased versus the first quarter of 2003 as a result of a reduction in costs associated with the Company's new information systems which were implemented effective January 1, 2003, as partially offset by costs incurred in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 14.7% in the first quarter of 2004 from 16.9% in the first quarter of 2003. In addition to the aforementioned effects of the cost reduction measures, a lower Corporate overhead allocation, the higher compensation expense, and the relatively significant revenue increase, the Engineering segment incurred nonrecurring costs associated with its Moon Township office relocation during the first quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased slightly to 9.1% in the first quarter of 2004 as compared to 8.9% in the first quarter of 2003. Energy's benefits from the cost reduction measures were offset by the higher compensation expense and certain segment-specific (i.e., non-allocated) SOX compliance costs. The Company's Non-Core operations incurred no SG&A expenses in either first quarter period.

OTHER INCOME

Interest income was negligible for both the first quarter of 2004 and 2003. Interest expense was slightly higher for the first quarter of 2004 versus the first quarter of 2003 as a result of the Company's average net borrowings being higher for the first quarter of 2004. The Company's borrowing rates were similar for both quarters. Other income for the first quarter of 2004 primarily resulted from the sale of an investment that resulted in a gain of $352,000 and minority interest related to the income of two consolidated subsidiaries. Other income for the first quarter of 2003 primarily related to foreign currency related gains.

INCOME TAXES

The Company had a provision for income taxes of 47.0% for the first quarter of 2004, versus a benefit from income taxes of 46.0% for the first quarter 2003. The effective rate for 2004 reflects the Company's best estimate of U.S. Federal, foreign and state taxable income for the year ending December 31, 2004.

CONTRACT BACKLOG

(In millions)                                                            MARCH 31, 2004            Dec. 31, 2003
--------------------------------------------------------------------------------------------------------------------
Engineering                                                              $      1,161.5             $      470.7
Energy                                                                            267.4                    250.0
--------------------------------------------------------------------------------------------------------------------
      Total                                                              $      1,428.9             $      720.7
====================================================================================================================

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the first quarter of 2004 was a new $750 million contract in the Engineering segment to serve as the Program Manager to develop, plan, manage, implement, and monitor FEMA's Multi-Hazard Flood Map Modernization (MHFMM) Program for flood hazard mitigation across the United States and its territories.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $12.2 million for the first quarter of 2004 as compared to net cash used in operating activities of $23.6 million for the same period in 2003. This increase in cash provided by operating activities was the direct result of increased net income and the Company becoming more efficient with its new billing system and the related process changes that were implemented effective January 1, 2003. The cash used in operating activities for the first quarter of 2003 was effected by the implementation of the new billing system and related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has undertaken various corrective improvement measures, and is invoicing on a current basis through its new software.

Net cash used in investing activities was $0.5 million and $2.7 million for the first quarters of 2004 and 2003, respectively. These amounts reflect only capital expenditures for both periods. The 2004 amount primarily relates to computer software and equipment purchases totaling $0.3 million, while the 2003 amount relates to leasehold improvements of $1.9 million associated with the Company's new headquarters and $0.8 million of computer software and equipment purchases. During the first quarter of 2004, additional computer software and equipment was procured by the Company under the terms of operating leases. The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles.

Net cash used in financing activities was $9.6 million for the first quarter of 2004 versus net cash provided by financing activities of $23.4 million for the same period in 2003. The entire cash usage for financing activities during the first quarter of 2004 resulted from repayments of long-term debt, while the cash provided by financing activities in the 2003 period reflects the proceeds from long-term debt which was used to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. During the first quarter of 2003, pursuant to the Company's stock repurchase program, the Company also paid $0.7 million to acquire 80,400 additional treasury shares.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2004, borrowings totaling $3.9 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.0 million. The Company experienced increased cash collections during the first quarter of 2004, and as a result, utilized a portion of these collections to reduce the borrowings under its credit facility. The Company currently expects to renegotiate with its banks during the second quarter of 2004 to extend the maturity date and increase the commitment under its credit facility to accommodate additional working capital and/or acquisition needs. The Company anticipates that it will remain in compliance with the financial covenants under the Agreement for at least the next year, and accordingly, has classified its outstanding borrowings as a long-term liability in its accompanying consolidated financial statements.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America ("Travelers"). At March 31, 2004, performance and payment bonds totaling $1.6 million were outstanding under this line. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. Baker Environmental, Inc. ("BEI"), a wholly-owned subsidiary of the Company, was subject to one substantial claim which fell within the Reliance coverage period. This claim reflected an action by LTV Steel Company ("LTV") against BEI, resulting from the failure of a landfill for which BEI provided services. In February 2003, LTV and BEI reached a settlement that provided for a payment to LTV in the amount of $2.5 million, the effect of which was recorded during the fourth quarter of 2002. This settlement was subsequently approved by the bankruptcy court in LTV's bankruptcy proceeding, and payment was made in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to LTV will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate debt obligations, which totaled $3.9 million as of March 31, 2004. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 3.35% as of March 31, 2004, to a weighted average interest rate of 3.69%), annual interest expense would be approximately $12,000 higher in 2004 based on the outstanding balance of variable-rate obligations as of March 31, 2004. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)      Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Exhibit No.        Description

           31.1             Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

           31.2             Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

           32.1             Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

        The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004, including the dates filed, the items reported and listing any financial statements filed:

       - dated March 9, 2004, to furnish information required by Item 12 of Form 8-K, "Results of Operations and Financial Condition."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                    Dated:  May 10, 2004
---------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer


/s/  Craig O. Stuver                                      Dated:  May 10, 2004
-----------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)