Form 10-Q
period 2004-06-30
BAKER MICHAEL CORP
filed 2004-08-09
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

                  As of July 30, 2004:

                  Common Stock              8,408,655 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by Michael Baker Corporation ("the Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                          For the three months ended
                                                          --------------------------
                                                     JUNE 30, 2004          June 30, 2003
-----------------------------------------------------------------------------------------
                                                             (In thousands, except
                                                               per share amounts)

Total contract revenues                                 $ 130,603             $ 104,799

Cost of work performed                                    106,613                89,780
---------------------------------------------------------------------------------------
         Gross profit                                      23,990                15,019

Selling, general and administrative expenses               17,856                13,869
---------------------------------------------------------------------------------------
         Income from operations                             6,134                 1,150

Other income/(expense):
   Interest income                                             28                    12
   Interest expense                                           (52)                 (228)
   Other, net                                                 232                  (812)
---------------------------------------------------------------------------------------
         Income before income taxes                         6,342                   122

Provision for income taxes                                  2,737                    54
---------------------------------------------------------------------------------------

         NET INCOME                                     $   3,605             $      68
=======================================================================================

         BASIC NET INCOME PER SHARE                     $    0.43             $    0.01
         DILUTED NET INCOME PER SHARE                   $    0.42             $    0.01
=======================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                          For the six months ended
                                                          ------------------------
                                                     JUNE 30, 2004          June 30, 2003
-----------------------------------------------------------------------------------------
                                                            (In thousands, except
                                                              per share amounts)
Total contract revenues                                 $ 255,607             $ 204,098

Cost of work performed                                    210,676               175,633
---------------------------------------------------------------------------------------

         Gross profit                                      44,931                28,465

Selling, general and administrative expenses               33,412                27,426
---------------------------------------------------------------------------------------
         Income from operations                            11,519                 1,039

Other income/(expense):
   Interest income                                             33                    16
   Interest expense                                          (170)                 (314)
   Other, net                                                 805                  (798)
---------------------------------------------------------------------------------------
         Income/(loss) before income taxes                 12,187                   (57)

Provision for/(benefit from) income taxes                   5,484                   (28)
---------------------------------------------------------------------------------------

         NET INCOME/(LOSS)                              $   6,703             $     (29)
=======================================================================================

         BASIC NET INCOME PER SHARE                     $    0.80             $    0.00
         DILUTED NET INCOME PER SHARE                   $    0.79             $    0.00
=======================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30, 2004
ASSETS                                                                            (UNAUDITED)        Dec. 31, 2003
------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                          $  11,039             $   9,274
Receivables, net                                                                      82,666                74,940
Cost of contracts in progress and estimated earnings, less billings                   49,053                51,620
Prepaid expenses and other                                                             4,704                 9,899
------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             147,462               145,733
------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    16,694                17,402

OTHER ASSETS
Goodwill and other intangible assets, net                                              9,090                 9,233
Other assets                                                                           7,120                 7,205
------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                16,210                16,438
------------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                   $ 180,366             $ 179,573
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Short-term debt                                                                    $   1,079             $    --
Accounts payable                                                                      33,395                28,279
Accrued employee compensation                                                         24,513                15,394
Accrued insurance                                                                      8,942                10,224
Other accrued expenses                                                                18,611                20,464
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                           11,132                16,611
------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         97,672                90,972
------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                                          --                  13,481
Other liabilities                                                                      2,460                 2,539
Commitments and contingencies                                                           --                    --
------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                100,132               106,992
------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,799,892 and 8,711,235 shares at 6/30/04 and 12/31/03, respectively                8,800                 8,711
Additional paid-in-capital                                                            39,204                38,298
Retained earnings                                                                     36,180                29,477
Accumulated other comprehensive loss                                                    (895)                 (912)
Unearned compensation expense                                                           (102)                  (40)
Less - 391,237 shares of Common Stock in treasury, at cost, at
   6/30/04 and 12/31/03                                                               (2,953)               (2,953)
------------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                    80,234                72,581
------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                 $ 180,366             $ 179,573
==================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       For the six months ended
                                                                       ------------------------
                                                                  JUNE 30, 2004         June 30, 2003
-----------------------------------------------------------------------------------------------------
                                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                      $  6,703             $    (29)
Adjustments to reconcile net income/(loss) to net
    cash provided by/(used in) operating activities:
       Depreciation and amortization                                      2,269                2,553
       Impairment of Energy Virtual Partners                               --                    800
       Changes in assets and liabilities:
          Increase in receivables and contracts in progress             (10,646)             (34,801)
          Increase in accounts payable and accrued expenses              11,018                1,761
          Decrease in other net assets                                    5,403                   92
----------------------------------------------------------------------------------------------------
       Total adjustments                                                  8,044              (29,595)
----------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) operating activities               14,747              (29,624)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                               (1,405)              (3,417)
----------------------------------------------------------------------------------------------------
       Net cash used in investing activities                             (1,405)              (3,417)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of)/proceeds from long-term debt                            (12,402)              33,257
Payments to acquire treasury stock                                         --                   (690)
Proceeds from the exercise of stock options                                 825                   49
----------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by financing activities              (11,577)              32,616
----------------------------------------------------------------------------------------------------

       Net increase/(decrease) in cash and cash equivalents               1,765                 (425)

       Cash and cash equivalents, beginning of year                       9,274                9,885
----------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 11,039             $  9,460
====================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                          $    213             $    306
Income taxes paid                                                      $    479             $  3,357
====================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2004
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the three and six-month periods ended June 30, 2004 and 2003. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

                                             For the three months ended          For the six months ended
                                             --------------------------          ------------------------
Weighted average shares outstanding                  2004          2003              2004            2003
---------------------------------------------------------------------------------------------------------
Basic                                           8,402,482     8,312,003         8,361,449       8,328,837
Diluted                                         8,518,361     8,360,555         8,471,186       8,328,837
---------------------------------------------------------------------------------------------------------



As of June 30, 2004 and 2003, the Company had 199,404 and 328,790 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective six-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods. If the Company would have earned a profit during the six months ended June 30, 2003, 48,357 common equivalent shares would have been added to basic weighted average shares outstanding to compute diluted weighted average shares outstanding.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of June 30, 2004, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares. As of June 30, 2004, no shares had been repurchased under the February 2003 authorization. The Company intends to use its treasury shares to fund future employer contributions to its 401(k) benefit plan and/or in connection with future business acquisitions.

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company's business segments reflect how management makes resource decisions and assesses its performance. The Company has the following three reportable segments:

o The Engineering segment provides a variety of design and related consulting services. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, software development, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems.

o The Energy segment provides a full range of Total Asset Management services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services (which includes services formerly known as OPCO(R)) operating model as a service delivery method.

o The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down.

The following table reflects the required disclosures for the Company's reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
-------------------------------------------------------------------------------

                                                    For the three months ended             For the six months ended
                                                    --------------------------             ------------------------
                                                 JUNE 30, 2004      June 30, 2003      JUNE 30, 2004      June 30, 2003
-----------------------------------------------------------------------------------------------------------------------
ENGINEERING
Revenue                                               $   81.1           $   61.6           $  156.0           $  120.3

Income from operations before Corporate
   overhead                                                7.8                3.5               14.9                6.4
Less:  Corporate overhead                                 (2.8)              (3.0)              (5.5)              (6.0)
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                     5.0                0.5                9.4                0.4
-----------------------------------------------------------------------------------------------------------------------

ENERGY
Revenue                                                   49.5               43.2               99.6               83.8

Income from operations before Corporate
   overhead                                                2.1                2.3                4.6                3.5
Less:  Corporate overhead                                 (1.2)              (1.0)              (2.4)              (2.1)
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                     0.9                1.3                2.2                1.4
-----------------------------------------------------------------------------------------------------------------------

NON-CORE
Revenue                                                     --                 --                 --                 --

Income/(loss) from operations before
   Corporate overhead                                       --               (0.1)               0.2                0.2
Less:  Corporate overhead                                   --                 --                 --                 --

-----------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                               --               (0.1)               0.2                0.2
-----------------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS
Revenues                                                 130.6              104.8              255.6              204.1

Income from operations before Corporate
   overhead                                                9.9                5.7               19.7               10.1
Less:  Corporate overhead                                 (4.0)              (4.0)              (7.9)              (8.1)
-----------------------------------------------------------------------------------------------------------------------
Income from operations                                     5.9                1.7               11.8                2.0
-----------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance income/(expense)                 0.2               (0.5)              (0.3)              (1.0)
-----------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM OPERATIONS                $    6.1           $    1.2           $   11.5           $    1.0
=======================================================================================================================

                                           JUNE 30, 2004       Dec. 31, 2003
----------------------------------------------------------------------------
Segment assets:
Engineering                                      $  96.2             $  99.9
Energy                                              72.9                63.9
Non-Core                                             0.9                 0.9
----------------------------------------------------------------------------
         Subtotal - segments                       170.0               164.7
Corporate/Insurance                                 10.4                14.9
----------------------------------------------------------------------------
         Total                                   $ 180.4             $ 179.6
============================================================================

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2004, borrowings totaling $1.1 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.0 million. The borrowings were classified as a current liability at June 30, 2004 since the maturity date of the Agreement was within one year of the balance sheet date.

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

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. A wholly-owned subsidiary of the Company was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by the Company in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of June 30, 2004.

In July 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations are the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of the Overseas Technical Services companies in 1993. The inquiry appears to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they relate to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. The Company retained legal counsel to represent it in this matter and initiated an internal investigation of these issues. The Company has cooperated fully with the government's inquiry; however, there has been no recent activity in this matter. At this time, the Company is uncertain but does not expect the costs of its investigation, its cooperation with the government's inquiry or the outcome thereof, to have a material adverse financial impact on its future financial results. However, the government's inquiry has not been concluded and the Company's assessment of the outcome may vary if the matter proceeds.

The Company is aware of an unasserted claim to recover alleged preference payments made to the Company within 90 days prior to a customer's 2002 Chapter 11 bankruptcy filing. Such claims are not unusual in the bankruptcy context. The potential claim against the Company has been identified in lists of such claims included in several reorganization plans submitted to the bankruptcy court. Management believes that the Company has valid defenses for this potential claim, and intends to vigorously contest such claim if asserted. No amounts pertaining to this potential claim are considered probable or reasonably estimable; accordingly, the Company has not recorded any related accrual as of June 30, 2004.

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

At June 30, 2004, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at June 30, 2004:


(Dollars in millions)                                   Maximum    Related liability
                                                   undiscounted     balance recorded
                                                future payments           at 6/30/04
------------------------------------------------------------------------------------
Standby letters of credit:
   Insurance related                                  $     6.8            $     6.8
   Other                                                    0.2                    -
Performance and payment bonds                               0.1                    -
Sale of certain construction assets                   Unlimited                    -
Sale of BSSI                                                2.0                    -
------------------------------------------------------------------------------------

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Agreement discussed above. As of June 30, 2004, most of these LOCs were issued to an insurance company to serve as collateral for payments the insurer is required to make under certain of the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance company for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

Bonds are provided on behalf of the Company by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not currently expect any amounts to be paid by Travelers under its bonds outstanding at June 30, 2004.

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

                                              For the three months ended             For the six months ended
                                              --------------------------             ------------------------
(In thousands)                             JUNE 30, 2004     June 30, 2003        JUNE 30, 2004    June 30, 2003
----------------------------------------------------------------------------------------------------------------
Net income/(loss), as reported                  $  3,605           $    68             $  6,703          $   (29)
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects                  54                34                   58               34
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method, net of
  related tax effects                                (80)              (41)                (114)            (128)
----------------------------------------------------------------------------------------------------------------
Pro forma net income/(loss)                     $  3,579           $    61             $  6,647         $   (123)
----------------------------------------------------------------------------------------------------------------

                                              For the three months ended             For the six months ended
                                              --------------------------             ------------------------
                                           JUNE 30, 2004     June 30, 2003        JUNE 30, 2004    June 30, 2003
----------------------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                     $   0.43          $   0.01             $   0.80         $   0.00
      Diluted                                       0.42              0.01                 0.79             0.00
Pro forma earnings/(loss) per share:
      Basic                                         0.43              0.01                 0.79            (0.01)
      Diluted                                   $   0.42          $   0.01             $   0.78         $  (0.01)
================================================================================================================

NOTE 7 - COMPREHENSIVE INCOME

A reconciliation of the Company's net income and comprehensive income is as follows (in thousands):

                                              For the three months ended              For the six months ended
                                              --------------------------              ------------------------
                                            JUNE 30, 2004     June 30, 2003        JUNE 30, 2004    June 30, 2003
-----------------------------------------------------------------------------------------------------------------
Net income/(loss)                                $  3,605           $    68             $  6,703          $   (29)
Other comprehensive income:
 Foreign currency translation
 adjustment, net of tax                                26                58                   17               37
-----------------------------------------------------------------------------------------------------------------
Comprehensive income                             $  3,631           $   126             $  6,720           $    8
=================================================================================================================

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                     JUNE 30, 2004         Dec. 31, 2003
--------------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                           $    1,006             $   1,006
  Energy                                                                     7,465                 7,465
--------------------------------------------------------------------------------------------------------
    Total goodwill                                                           8,471                 8,471
--------------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $1,381 and $1,238, respectively                                           619                   762
--------------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                           $    9,090             $   9,233
--------------------------------------------------------------------------------------------------------

Under SFAS 142, the Company's goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual impairment review during the second quarter of 2004, and no impairment charge was required.

The Company's other intangible assets balance solely comprises a non-compete agreement from the Company's 1998 purchase of an energy business. Future amortization expense on the other intangible assets balance is currently estimated to be $286,000 for the years ending December 31, 2004 and 2005, with the remaining balance of $190,000 being amortized in 2006.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46 clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. The primary beneficiary is the party that absorbs a majority of the entity's expected losses or returns as a result of holding the variable interest. The requirements of FIN 46 were required to be applied immediately to variable interest entities in which an enterprise obtains an interest, or which an enterprise creates, after January 31, 2003. For variable interest entities considered to be special purpose entities (SPEs) in which an enterprise holds a variable interest that it acquired prior to February 1, 2003, FIN 46 is required to be adopted for the first fiscal year or interim period ending after December 15, 2003. For non-SPE variable interest entities acquired prior to February 1, 2003, FIN 46 must be adopted no later than the first fiscal year or interim period ending after March 15, 2004. The Company adopted this interpretation during the first quarter of 2004; such adoption had no impact on the Company's financial statements.

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

The Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies since its approval in 1998. Prior to the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush signed a five-month extension of the program at current funding levels. This initial extension expired on February 29, 2004 and has since been extended four times at current funding levels. The most recent extension occurred on July 22, 2004 and lasts through the end of September 2004 at the same previously extended funding levels. During the current extension period, a long-term reauthorization of the original TEA-21 program is expected to receive significant Congressional attention. Prior to the extensions, certain state agencies were limited in their abilities to apply for Federal transportation funding during 2003, as they were unable to commit the required matching funds due to budget constraints. The Company is currently seeing limited funding of new transportation projects and expects this to continue until any reauthorization of TEA-21 occurs. Significant further delays in the reauthorization of TEA-21 could impact the Company's transportation design business activity for 2005 and beyond. From 2002 through the second quarter of 2004, the Company has observed increased Federal spending activity on Departments of Defense and Homeland Security activities, including the Federal Emergency Management Agency (FEMA). To mitigate the effect of the state transportation budget constraints on the Company's business, management has focused more marketing and sales activity on these agencies of the Federal government. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. In March 2004, the Company announced that it had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization (MHFMM) Program for flood hazard mitigation across the United States and its territories. Approximately $730 million of this contract value was included in the Company's backlog as of June 30, 2004. In addition, during the first half of 2004, the Company was selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers and U.S. Air Force. During the first six months of 2004, the Company was also selected for several contracts with the Mineral Management Service, agencies within the U.S. Departments of Transportation and Homeland Security, the Department of Energy, and the Federal Bureau of Investigation.

The Company's Energy business benefited significantly in 2001 and 2002 from the adoption of its Managed Services (which includes services formerly known as OPCO(R)) business model by several oil and gas producers in the Gulf of Mexico. Energy services provided via this innovative model generated higher margins than the Company's traditional service delivery methods. During the second half of 2002, many of the properties serviced under this model were sold by their owners, and while the Company continues to provide operations and maintenance services to the properties' new owners, such services reflect lower margin manpower and logistics work. Presently, there is uncertainty in the oil and gas marketplace regarding capital investment and outsourcing decisions in the Gulf of Mexico, the Company's primary market for its Energy business. As a result, the Company has continued to provide manpower services to its clients in this region. Recently, however, the Company executed a long-term, multi-million dollar Managed Services contract with Anglo-Suisse Offshore Partners, LLC ("ASOP") to operate, maintain and optimize the performance of ASOP's offshore oil and gas producing properties in the Gulf. The Company has also expanded its Managed Services offerings to onshore U.S. oil and gas producers, as demonstrated by the two four-year contracts totaling $144 million received from Huber Energy during 2003. In addition, the Company has been able to increase its penetration into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

RESULTS OF OPERATIONS

The following table reflects a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended June 30, 2004 and 2003 (dollars in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
------------------------------------------------------------------------------

                                            For the three months ended             For the six months ended
                                            --------------------------             ------------------------
                                         JUNE 30, 2004      June 30, 2003       JUNE 30, 2004     June 30, 2003
---------------------------------------------------------------------------------------------------------------
ENGINEERING
Revenues                                        $ 81.1             $ 61.6              $156.0            $120.3

Income from operations before
   Corporate overhead                              7.8                3.5                14.9               6.4
   Percentage of Engineering revenues              9.6%               5.7%                9.5%              5.3%
Less:  Corporate overhead                         (2.8)              (3.0)               (5.5)             (6.0)
   Percentage of Engineering revenues             (3.4)%             (4.9)%              (3.5)%            (5.0)%
---------------------------------------------------------------------------------------------------------------
Income from operations                             5.0                0.5                 9.4               0.4
   Percentage of Engineering revenues              6.2%               0.1%                6.0%              0.3%
---------------------------------------------------------------------------------------------------------------

ENERGY
Revenues                                          49.5               43.2                99.6              83.8

Income from operations before
   Corporate overhead                              2.1                2.3                 4.6               3.5
   Percentage of Energy revenues                   4.2%               5.3%                4.6%              4.2%
Less:  Corporate overhead                         (1.2)              (1.0)               (2.4)             (2.1)
   Percentage of Energy revenues                  (2.4)%             (2.3)%              (2.4)%            (2.5)%
---------------------------------------------------------------------------------------------------------------
Income from operations                             0.9                1.3                 2.2               1.4
   Percentage of Energy revenues                   1.8%               3.0%                2.2%              1.7%
---------------------------------------------------------------------------------------------------------------

NON-CORE*
Revenues                                             -                  -                   -                 -

Income/(loss) from operations before
   Corporate overhead                                -               (0.1)                0.2               0.2
Less:  Corporate overhead                            -                  -                   -                 -
---------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                        -               (0.1)                0.2               0.2
---------------------------------------------------------------------------------------------------------------

                                            For the three months ended             For the six months ended
                                            --------------------------             ------------------------
                                         JUNE 30, 2004      June 30, 2003       JUNE 30, 2004     June 30, 2003
---------------------------------------------------------------------------------------------------------------
TOTAL REPORTABLE SEGMENTS
Revenues                                         130.6              104.8               255.6             204.1

Income from operations before
   Corporate overhead                              9.9                5.7                19.7              10.1
   Percentage of total reportable
     segment revenues                              7.6%               5.4%                7.7%              4.9%
Less:  Corporate overhead                         (4.0)              (4.0)               (7.9)             (8.1)
   Percentage of total reportable
     segment revenues                             (3.1)%             (3.8)%              (3.1)%            (4.0)%
---------------------------------------------------------------------------------------------------------------
Income from operations                             5.9                1.7                11.8               2.0
   Percentage of total reportable
     segment revenues                              4.5%               1.6%                4.6%              0.9%
---------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance
   income/(expense)                                0.2               (0.5)               (0.3)             (1.0)
---------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME/(LOSS) FROM
   OPERATIONS                                   $  6.1             $  1.2              $ 11.5            $  1.0
   Percentage of total Company
     revenues                                      4.7%               1.1%                4.5%              0.5%
===============================================================================================================


* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down.

TOTAL CONTRACT REVENUES

Total contract revenues increased 25% in the second quarter of 2004 relative to the second quarter of 2003. Engineering revenues for the second quarter of 2004 increased 32% from the second quarter of 2003. Engineering's revenues were positively impacted by the Company's above mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. Also positively impacting Engineering revenues for the second quarter of 2004 were improved labor utilization rates over the second quarter of 2003 as a result of new work added since 2003. These labor utilization rates have a direct impact on revenues. By contrast, Engineering's labor utilization for the second quarter of 2003 was lower as a result of delays in the commencement of certain public sector projects due to state budget constraints and slowness in its private sector contract activity. In the Energy segment, revenues for the second quarter of 2004 increased 15% over the second quarter of 2003. This increase is primarily the result of the two onshore Managed Services contracts that commenced during 2003, as well as the addition of several new overseas contracts and additions to existing contracts during 2003. Revenues from Managed Services contracts composed 20% and 3% of Baker Energy's total contract revenues for the second quarters of 2004 and 2003, respectively. The Company's Non-Core segment posted no revenues for the second quarters of 2004 or 2003.

For the first six months of 2004, total contract revenues increased 25% over the corresponding period in 2003. In the Engineering segment, revenues increased 30% in the first half of 2004 as compared to the first six months of 2003. Again, the increase in revenues over the first six months of 2003 reflects the addition of the Company's map modernization program management project with FEMA and improved labor utilization rates over the first six months of 2003. Engineering's labor utilization rates were lower during the first six months of 2003 due to delays in the commencement of certain public sector projects due to state budget constraints, slowness in its private sector contract activity and the January 2003 relocation of the Company's largest Engineering office to Moon Township, PA. In the Energy segment, revenues for the first six months of 2004 increased 19% over the first six months of 2003. Again, this increase is primarily the result of the two new onshore Managed Services contracts, the additional new overseas contracts and the additions to existing contracts that commenced during 2003. Revenues from Managed Services contracts composed 17% and 3% of Baker Energy's total contract revenues for the first six months of 2004 and 2003, respectively. The Company's Non-Core segment posted no revenues for the first six months of 2004 or 2003.

GROSS PROFIT

Gross profit expressed as a percentage of revenues increased to 18.4% for the second quarter of 2004 from 14.3% in the second quarter of 2003. Overall, the Company's gross profit expressed as a percentage of revenues benefited from cost reduction measures implemented by management relative to the Company's medical and 401(k) retirement benefit plans. The Engineering segment's gross profit percentage increased to 21.4% in the second quarter of 2004 from 16.9% in the second quarter of 2003. This increase is primarily attributable to the increase in labor utilization rates as compared to the second quarter of 2003 and the cost reduction measures discussed above. The Energy segment's gross profit percentage increased to 13.0% in the second quarter of 2004 from 12.2% in the second quarter of 2003. This 2004 increase in gross profit as a percentage of revenues is the direct result of the performance of the previously mentioned two onshore Managed Services contracts and performance-based incentive bonuses totaling approximately $0.6 million earned during the second quarter of 2004. Also benefiting Energy's gross profit margin were the previously mentioned cost reduction measures put in place by management at the beginning of 2004 and favorable developments related to self-insured workers' compensation and general liability claims. Energy's Managed Services business posted gross profit of 10.2% for the second quarter of 2004 versus a loss in the second quarter of 2003. The Non-Core segment posted negligible losses in the second quarters of both 2004 and 2003.

For the first six months of 2004, gross profit expressed as a percentage of revenues increased to 17.6% from 13.9% in 2003. As stated in the previous paragraph, the Company's gross profit expressed as a percentage of revenues benefited from cost reduction measures implemented by management relative to the Company's medical and 401(k) retirement benefit plans. The Engineering segment's gross profit percentage increased to 20.9% in the first six months of 2004 from 16.8% in the first six months of 2003. Again, the Engineering segment benefited from an increase in labor utilization rates as compared to the first six months of 2003 and the aforementioned cost reduction measures. The Energy segment's gross profit percentage increased to 12.3% in the first six months of 2004 from 10.8% in the first six months of 2003. This increase in gross profit as a percentage of revenues is the direct result of the previously mentioned performance of the Managed Services contracts, cost reduction measures implemented by management, the achievement of the incentive bonuses and favorable developments related to self-insured workers' compensation and general liability claims, as offset by the effect of a reserve related to a customer billing rate dispute in the first quarter of 2004. Energy's Managed Services business posted gross profit of 7.3% for the first six months of 2004 versus a loss in the first six months of 2003. In the Non-Core segment, gross profit was $0.2 million for the six-month periods of both 2004 and 2003. These favorable results were primarily attributable to favorable developments in certain casualty insurance claims related to the Company's former construction operations during both six-month periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues increased slightly to 13.7% in the second quarter of 2004 from 13.2% in the second quarter of 2003. This overall increase in SG&A expenses expressed as a percentage of revenues primarily reflects the additional effects (in this case, related to overhead personnel) of management's aforementioned cost reduction measures related to the medical and 401(k) retirement benefit plans, as offset by an increase in accruals related to the Company's 2004 short-term and recently enacted long-term incentive compensation programs at maximum levels. In addition, allocated Corporate overhead costs for the second quarter of 2004 decreased versus the second quarter of 2003 as a result of a reduction in costs associated with the Company's new information systems which were implemented effective January 1, 2003, as partially offset by costs incurred in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 15.2% in the second quarter of 2004 from 15.9% in the second quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased to 11.1% in the second quarter of 2004 as compared to 9.3% in the second quarter of 2003. Energy's benefits from the cost reduction measures were offset by the higher incentive compensation expense. The Company's Non-Core operations incurred no SG&A expenses in either second quarter period.

For the first six months of 2004, SG&A expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 13.1% from 13.4% in the first six months of 2003. As mentioned previously, this overall decrease in SG&A expenses expressed as a percentage of revenues reflect the additional effects of management's cost reduction measures as offset by an increase in incentive compensation expense, in combination with the relatively significant increase in revenues for the first six months of 2004. Also, allocated Corporate overhead costs for the first six months of 2004 decreased versus the first six months of 2003 as a result of a reduction in costs associated with the Company's new information systems partially offset by costs incurred in connection with the Company's compliance with SOX. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 14.9% in the first six months of 2004 from 16.4% in the first six months of 2003. In addition to the aforementioned effects of the cost reduction measures, lower Corporate overhead allocation, higher incentive compensation expense, and the relatively significant revenue increase, the Engineering segment incurred nonrecurring costs associated with its Moon Township office relocation during the first quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased to 10.8% in the first six months of 2004 from 9.1% in the first six months of 2003. As mentioned above, Energy's benefits from the cost reduction measures were offset by the higher compensation expense. The Company's Non-Core operations incurred no SG&A expenses in either six month period.

OTHER INCOME

Interest income was slightly higher and interest expense was lower for both the second quarter and first half of 2004 as a result of the Company's average net borrowings being higher for the second quarter and first half of 2003. The Company's borrowing rates were similar for all periods mentioned above. Other income for the second quarter of 2004 primarily resulted from currency-related gains, while other income for the first half of 2004 also was the result of the aforementioned gains, along with the sale of an investment that resulted in a gain of $352,000 and minority interest related to the income of two consolidated subsidiaries. Other expense for the second quarter and first half of 2003 primarily related to a $0.8 million impairment of an investment in Energy Virtual Partners, an Energy services business that discontinued operations and was liquidated.

INCOME TAXES

During the second quarter of 2004, the Company reduced its year-to-date effective income tax rate from 47% to 45%. This reduction reflects the Company's higher estimated taxable income for the year ending December 31, 2004 based on year-to-date performance, as well as a more favorable mix of the domestic and foreign components of such estimated income. The Company had a benefit from income taxes of 50% for the first half of 2003. The lower effective tax rate for the first half of 2004 compared to the benefit rate used for the first half of 2003 primarily reflects the higher full-year taxable income that is expected for 2004.

CONTRACT BACKLOG

(In millions)                                JUNE 30, 2004           Dec. 31, 2003
----------------------------------------------------------------------------------
Engineering                                     $  1,191.8               $   470.7
Energy                                               285.6                   250.0
----------------------------------------------------------------------------------
      Total                                     $  1,477.4               $   720.7
==================================================================================

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the first half of 2004 was a new $750 million contract in the Engineering segment to serve as Program Manager to develop, plan, manage, implement, and monitor FEMA's Multi-Hazard Flood Map Modernization (MHFMM) Program for flood hazard mitigation across the United States and its territories.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $14.7 million for the first six months of 2004 as compared to net cash used in operating activities of $29.6 million for the same period in 2003. This increase in cash provided by operating activities was the direct result of increased net income and the Company becoming more efficient with its new billing system and the related process changes that were implemented effective January 1, 2003. The cash used in operating activities for the first six months of 2003 was negatively affected by the implementation of the new billing system and related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has undertaken various corrective improvement measures, and is invoicing on a current basis through its new software.

Net cash used in investing activities was $1.4 million and $3.4 million for the first six months of 2004 and 2003, respectively. These amounts reflect only capital expenditures for both periods. The 2004 amount primarily relates to office and field equipment purchases totaling $0.6 million and computer software and equipment purchases totaling $0.6 million, while the 2003 amount relates to leasehold improvements of $2.4 million associated with the Company's new headquarters and $0.8 million of computer software and equipment purchases. During the first six months of 2004 and 2003, the Company procured additional computer software and equipment under the terms of operating leases. The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles.

Net cash used in financing activities was $11.6 million for the first six months of 2004 versus net cash provided by financing activities of $32.6 million for the same period in 2003. The cash usage for financing activities during the first six months of 2004 resulted primarily from repayments of long-term debt totaling $12.4 million, as partially offset by proceeds from the exercise of stock options totaling $0.8 million. The cash provided by financing activities for the first six months of 2003 reflects the proceeds from long-term debt totaling $33.3 million, which was used to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. During the first quarter of 2003, pursuant to the Company's stock repurchase program, the Company also paid $0.7 million to acquire 80,400 additional treasury shares.

The Company has an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $40 million through June 30, 2005. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2004, borrowings totaling $1.1 million were outstanding under the Agreement, along with outstanding letters of credit totaling $7.0 million. The Company experienced increased cash collections during the first half of 2004, and as a result, utilized a portion of these collections to reduce the borrowings under its credit facility. These borrowings were classified as a current liability at June 30, 2004 since the maturity date of the Agreement was within one year of the balance sheet date. The Company expects to extend the maturity date of the Agreement by three years and increase the commitment amount to $60 million during the third quarter of 2004 to accommodate additional working capital and/or acquisition needs.

The Company currently has a bonding line available through Travelers Casualty and Surety Company of America ("Travelers"). At June 30, 2004, performance and payment bonds totaling $0.1 million were outstanding under this line. Management believes that this bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. A wholly-owned subsidiary of the Company was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by the Company in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate debt obligations, which totaled $1.1 million as of June 30, 2004. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 2.61% as of June 30, 2004, to a weighted average interest rate of 2.87%), the increase in annual interest expense would be negligible based on the outstanding balance of variable-rate obligations as of June 30, 2004. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 5 to the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of shareholders was held on April 22, 2004.

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

(c) The Shareholders elected each of the Company's directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock in approving the following directors were:

Name of Director                     Votes for         Votes withheld
----------------------------------------------------------------------

Robert N. Bontempo                   7,098,912                438,467
Nicholas P. Constantakis             7,049,106                488,273
William Copeland                     5,839,116              1,698,263
Donald P. Fusilli, Jr.               6,800,713                736,666
Roy V. Gavert, Jr.                   6,823,767                713,612
Thomas D. Larson                     6,655,099                882,280
John E. Murray, Jr.                  6,790,569                746,810
Richard L. Shaw                      5,992,705              1,544,674
----------------------------------------------------------------------

(d) The Shareholders voted to approve the amendment to the 1996 Non-Employee Directors Stock Incentive Plan by the votes listed below:

           -----------------------------------------------------
                  Votes for      Votes withheld     Abstentions
           -----------------------------------------------------
                  4,818,307           2,426,664         292,408
           -----------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herewith as a part of this Report:

         Exhibit No.                                 Description
         -----------
           31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

           31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

           32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004, including the dates filed, the items reported and listing any financial statements filed:

         o    Form 8-K dated May 7, 2004, to furnish information required by
              Item 12, "Results of Operations and Financial Condition."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION


/s/ William P. Mooney                                   Dated:  August 9, 2004
--------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer


/s/  Craig O. Stuver                                    Dated:  August 9, 2004
--------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)