Form 10-Q
period 2004-09-30
BAKER MICHAEL CORP
filed 2004-11-08
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

      Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of October 29, 2004:

      Common Stock              8,424,706 shares

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

This Quarterly Report on Form 10-Q, particularly the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, contains forward-looking statements concerning future operations and performance of the Company. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in the Company's relationship and/or contracts with FEMA; changes in anticipated levels of government spending on infrastructure, including TEA-21; changes in loan relationships or sources of financing; changes in management; changes in information systems; and costs to comply with the requirements of the Sarbanes-Oxley Act of 2002. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                         For the three months ended
                                                                      --------------------------------
                                                                      SEPT. 30, 2004    Sept. 30, 2003
------------------------------------------------------------------------------------------------------
                                                                           (In thousands, except
                                                                             per share amounts)
Total contract revenues                                               $     140,652      $     106,338

Cost of work performed                                                      118,666             90,056
------------------------------------------------------------------------------------------------------
         Gross profit                                                        21,986             16,282

Selling, general and administrative expenses                                 15,992             13,605
------------------------------------------------------------------------------------------------------
         Income from operations                                               5,994              2,677

Other income/(expense):
   Interest income                                                               18                  2
   Interest expense                                                             (19)              (270)
   Other, net                                                                   (24)                99
------------------------------------------------------------------------------------------------------
         Income before income taxes                                           5,969              2,508

Provision for income taxes                                                    2,686              1,303
------------------------------------------------------------------------------------------------------
         NET INCOME                                                           3,283              1,205

Other comprehensive income/(loss) -
    Foreign currency translation adjustments, net of tax                        (19)               (75)
------------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                         $       3,264      $       1,130
======================================================================================================

         BASIC NET INCOME PER SHARE                                   $        0.39      $        0.14
         DILUTED NET INCOME PER SHARE                                 $        0.38      $        0.14
======================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                         For the nine months ended
                                                                      --------------------------------
                                                                      SEPT. 30, 2004    Sept. 30, 2003
------------------------------------------------------------------------------------------------------
                                                                            (In thousands, except
                                                                              per share amounts)
Total contract revenues                                               $     396,259      $     310,436

Cost of work performed                                                      329,342            265,689
------------------------------------------------------------------------------------------------------
         Gross profit                                                        66,917             44,747

Selling, general and administrative expenses                                 49,405             41,031
------------------------------------------------------------------------------------------------------
         Income from operations                                              17,512              3,716

Other income/(expense):
   Interest income                                                               52                 17
   Interest expense                                                            (189)              (584)
   Other, net                                                                   782               (698)
------------------------------------------------------------------------------------------------------
         Income before income taxes                                          18,157              2,451

Provision for income taxes                                                    8,171              1,275
------------------------------------------------------------------------------------------------------
         NET INCOME                                                           9,986              1,176

Other comprehensive income/(loss) -
    Foreign currency translation adjustments, net of tax                         (9)               (39)
------------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                         $       9,977      $       1,137
======================================================================================================

         BASIC NET INCOME PER SHARE                                   $        1.19      $        0.14
         DILUTED NET INCOME PER SHARE                                 $        1.18      $        0.14
======================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                            SEPT. 30, 2004
                                                                              (UNAUDITED)     Dec. 31, 2003
------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $       11,396    $        9,274
Receivables, net                                                                    84,393            74,940
Cost of contracts in progress and estimated earnings, less billings                 61,295            51,620
Prepaid expenses and other                                                          10,655             9,899
------------------------------------------------------------------------------------------------------------
    Total current assets                                                           167,739           145,733
------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  17,063            17,402

OTHER ASSETS
Goodwill and other intangible assets, net                                            9,019             9,233
Other assets                                                                         7,961             7,205
------------------------------------------------------------------------------------------------------------
    Total other assets                                                              16,980            16,438
------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                            $      201,782    $      179,573
============================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                            $       40,662    $       28,279
Accrued employee compensation                                                       29,616            15,394
Accrued insurance                                                                    9,648            10,224
Other accrued expenses                                                              22,427            20,464
Excess of billings on contracts in progress over cost and estimated
   earnings                                                                         12,829            16,611
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                      115,182            90,972
------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                                                           -            13,481
Other liabilities                                                                    2,987             2,539
Commitments and contingencies                                                            -                 -
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                              118,169           106,992
------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,815,961 and 8,711,235 shares at 9/30/04 and 12/31/03, respectively              8,816             8,711
Additional paid-in-capital                                                          39,298            38,298
Retained earnings                                                                   39,463            29,477
Accumulated other comprehensive loss                                                  (929)             (912)
Unearned compensation expense                                                          (82)              (40)
Less - 391,237 shares of Common Stock in treasury, at cost, at
   9/30/04 and 12/31/03                                                             (2,953)           (2,953)
------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                  83,613            72,581
------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                          $      201,782    $      179,573
============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                For the nine months ended
                                                                            ---------------------------------
                                                                            SEPT. 30, 2004     Sept. 30, 2003
-------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                  $        9,986     $        1,176
Adjustments to reconcile net income to net
    cash provided by/(used in) operating activities:
       Depreciation and amortization                                                 3,385              3,727
       Impairment of Energy Virtual Partners                                             -                800
       Changes in assets and liabilities:
         Increase in receivables and contracts in progress                         (22,919)           (23,513)
         Increase in accounts payable and accrued expenses                          28,450              1,903
         Increase in other net assets                                               (1,397)            (1,236)
-------------------------------------------------------------------------------------------------------------
       Total adjustments                                                             7,519            (18,319)
-------------------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) operating activities                          17,505            (17,143)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                                          (2,835)            (3,900)
-------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                        (2,835)            (3,900)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayments of)/proceeds from long-term debt                                       (13,481)            20,461
Payments to acquire treasury stock                                                       -               (690)
Proceeds from the exercise of stock options                                            933                 49
-------------------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by financing activities                         (12,548)            19,820
-------------------------------------------------------------------------------------------------------------

       Net increase/(decrease) in cash and cash equivalents                          2,122             (1,223)

       Cash and cash equivalents, beginning of year                                  9,274              9,885
-------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                             $       11,396     $        8,662
=============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA

Interest paid                                                               $          220     $          571
Income taxes paid                                                           $        1,331     $        3,921
=============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes the Company's weighted average shares outstanding for the three and nine-month periods ended September 30, 2004 and 2003. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

                                                     For the three months ended          For the nine months ended
                                                     --------------------------         ----------------------------
Weighted average shares outstanding                    2004             2003              2004               2003
--------------------------------------------------------------------------------------------------------------------
Basic                                                8,414,238        8,319,998         8,379,174          8,325,858
Diluted                                              8,541,332        8,391,466         8,495,716          8,381,883
--------------------------------------------------------------------------------------------------------------------

As of September 30, 2004 and 2003, the Company had 189,096 and 321,806 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective nine-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods.

NOTE 2 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock in the open market. In the first quarter of 2003, the Company reactivated this share repurchase program and repurchased 80,400 treasury shares at market prices ranging from $7.90 to $8.81 per share, for a total price of $690,000. As of September 30, 2004, treasury shares totaling 414,689 had been repurchased under this program. In February 2003, the Board of Directors authorized the Company to repurchase up to 500,000 additional shares. As of September 30, 2004, no shares had been repurchased under the February 2003 authorization. The Company intends to use its treasury shares to fund future employer contributions to its 401(k) benefit plan and/or in connection with future business acquisitions.

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

The following table reflects the required disclosures for the Company's reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                   For the three months ended          For the nine months ended
                                                --------------------------------    --------------------------------
                                                SEPT. 30, 2004    Sept. 30, 2003    SEPT. 30, 2004    Sept. 30, 2003
--------------------------------------------------------------------------------------------------------------------
ENGINEERING

Revenue                                         $         86.0    $         62.6    $        242.0    $        182.9

Income from operations before Corporate
   overhead                                                8.3               4.6              23.2              10.9
Less:  Corporate overhead                                 (2.9)             (2.8)             (8.5)             (8.7)
--------------------------------------------------------------------------------------------------------------------
Income from operations                                     5.4               1.8              14.7               2.2
--------------------------------------------------------------------------------------------------------------------

ENERGY

Revenue                                                   54.7              43.7             154.2             127.5

Income from operations before Corporate
   overhead                                                2.4               1.9               6.9               5.5
Less:  Corporate overhead                                 (1.2)             (0.9)             (3.5)             (3.1)
--------------------------------------------------------------------------------------------------------------------
Income from operations                                     1.2               1.0               3.4               2.4
--------------------------------------------------------------------------------------------------------------------

NON-CORE

Revenue                                                      -                 -                 -                 -

Income from operations before Corporate
   overhead                                                  -               0.1               0.2               0.3
Less:  Corporate overhead                                    -                 -                 -                 -
--------------------------------------------------------------------------------------------------------------------
Income from operations                                       -               0.1               0.2               0.3
--------------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS

Revenues                                                 140.7             106.3             396.2             310.4

Income from operations before Corporate
   overhead                                               10.7               6.6              30.3              16.7
Less:  Corporate overhead                                 (4.1)             (3.7)            (12.0)            (11.8)
--------------------------------------------------------------------------------------------------------------------
Income from operations                                     6.6               2.9              18.3               4.9
--------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                         (0.6)             (0.2)             (0.8)             (1.2)
--------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY - INCOME FROM OPERATIONS          $          6.0    $          2.7    $         17.5    $          3.7
====================================================================================================================

                                                SEPT. 30, 2004    Dec. 31, 2003
-------------------------------------------------------------------------------
Segment assets:

Engineering                                     $        107.1    $        99.9
Energy                                                    80.0             63.9
Non-Core                                                   0.9              0.9
-------------------------------------------------------------------------------
         Subtotal - segments                             188.0            164.7
Corporate/Insurance                                       13.8             14.9
-------------------------------------------------------------------------------
         Total                                  $        201.8    $       179.6
===============================================================================

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

During September 2004, the Company amended and restated its unsecured credit agreement ("the Amended Agreement") with a consortium of financial institutions. The Amended Agreement provides for an increased commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2004, there were no borrowings outstanding under the Amended Agreement, however, outstanding letters of credit totaled $7.0 million as of this date.

All other terms and conditions associated with the Amended Agreement remain essentially unchanged from the Company's previous credit agreement.

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

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. A wholly-owned subsidiary of the Company was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by the Company in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of September 30, 2004.

In July 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary engaged in energy-related operations were the subject of an inquiry by the U.S. Department of Justice. The Company acquired the Nigerian subsidiary as part of its acquisition of the Overseas Technical Services companies in 1993. The inquiry appeared to be focused upon payments made to certain individuals in connection with the subsidiary's operations in Nigeria as they related to potential violations of the Foreign Corrupt Practices Act and other relevant statutes. There has been no activity in this matter since 2002. At this time, the Company does not expect that any remaining costs associated with this matter will have a material adverse effect on its consolidated financial statements.

The Company previously disclosed its awareness of an unasserted claim to recover alleged preference payments made to the Company within 90 days prior to a customer's 2002 Chapter 11 bankruptcy filing. Such claims are not unusual in the bankruptcy context. During the third quarter of 2004, this preference claim was formally asserted against the Company. Subsequently, in late October 2004, an agreement was reached to dismiss the preference payment action against the Company in exchange for the Company's vote in favor of the current plan of reorganization and the Company waiving its entitlement as an unsecured creditor in the bankruptcy proceeding. This agreement is expected to be documented and formalized during the fourth quarter of 2004. No amounts pertaining to the preference claim were previously accrued, and neither this claim nor its settlement had any effect on the Company's results of operations for the three or nine-month periods ended September 30, 2004.

The Company has been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to the Company's business. After consultations with counsel, management believes that the Company has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on the consolidated financial statements of the Company.

At September 30, 2004, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company's business in the normal course. The Company's outstanding guarantees were as follows at September 30, 2004:

                                                          Maximum        Related liability
                                                        undiscounted     balance recorded
(Dollars in millions)                                 future payments       at 9/30/04
------------------------------------------------------------------------------------------
Standby letters of credit:
   Insurance related                                  $           6.8    $             6.8
   Other                                                          0.2                    -
Sale of certain construction assets                         Unlimited                    -
------------------------------------------------------------------------------------------

The Company's banks issue standby letters of credit ("LOCs") on behalf of the Company under the Amended Agreement discussed in Note 4 above. As of September 30, 2004, most of these LOCs were issued to an insurance company to serve as collateral for payments the insurer is required to make under certain of the Company's self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance company for claims payments made on behalf of the Company. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or the Company's banks elect not to renew them.

During 2000, the Company sold certain assets associated with its former heavy & highway construction business to A&L, Inc. This sale agreement provided indemnifications to the buyer for breaches of certain obligations by the Company. There was no dollar limit on these indemnifications, and the terms of the indemnifications vary but will ultimately be governed by the statutes of limitations. In October 2003, A&L filed a lawsuit against the Company and a subsidiary alleging misrepresentation and breach of warranty in connection with the asset sale. The Company believes that A&L's claims are without merit and is vigorously contesting this lawsuit.

NOTE 6 - STOCK-BASED COMPENSATION

During the first quarter of 2003, the Company adopted the prospective method of applying Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Under the prospective method, the Company began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003.

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

                                                   For the three months ended          For the nine months ended
                                                --------------------------------    --------------------------------
(In thousands)                                  SEPT. 30, 2004    Sept. 30, 2003    SEPT. 30, 2004    Sept. 30, 2003
--------------------------------------------------------------------------------------------------------------------
Net income, as reported                         $        3,283    $        1,205    $        9,986    $        1,176
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects                        10                 4                69                34
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method, net of
  related tax effects                                      (30)              (47)             (144)             (168)
--------------------------------------------------------------------------------------------------------------------
Pro forma net income                            $        3,263    $        1,162    $        9,911    $        1,042
====================================================================================================================

                                                   For the three months ended          For the nine months ended
                                                --------------------------------    --------------------------------
                                                SEPT. 30, 2004    Sept. 30, 2003    SEPT. 30, 2004    Sept. 30, 2003
--------------------------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                     $         0.39    $         0.14    $         1.19    $         0.14
      Diluted                                             0.38              0.14              1.18              0.14
Pro forma earnings per share:
      Basic                                               0.39              0.14              1.18              0.12
      Diluted                                   $         0.38    $         0.14    $         1.17    $         0.12
====================================================================================================================

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                  SEPT. 30, 2004    Dec. 31, 2003
-------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                     $        1,006    $       1,006
  Energy                                                                   7,465            7,465
-------------------------------------------------------------------------------------------------
    Total goodwill                                                         8,471            8,471
-------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $1,452 and $1,238, respectively                                         548              762
-------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                     $        9,019    $       9,233
=================================================================================================

Under SFAS 142, "Goodwill and Intangible Assets," the Company's goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual impairment review during the second quarter of 2004, and no impairment charge was required.

The Company's other intangible assets balance solely comprises a non-compete agreement from the Company's 1999 purchase of an energy business. Future amortization expense on the other intangible assets balance is currently estimated to be $286,000 for the years ending December 31, 2004 and 2005, with the remaining balance of $190,000 being amortized in 2006.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements amounts in order to conform to the current year presentation.

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

The Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies since its approval in 1998. Prior to the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush signed a five-month extension of the program at current funding levels. This initial extension expired on February 29, 2004 and has since been extended five times at current funding levels. The most recent extension occurred on September 30, 2004 and lasts through the end of May 2005 at the same previously extended funding levels. During the current extension period, a long-term reauthorization of the original TEA-21 program is expected to receive significant Congressional attention. Prior to the extensions, certain state agencies were limited in their abilities to apply for Federal transportation funding during 2003, as they were unable to commit the required matching funds due to budget constraints. Although further delays in the reauthorization of TEA-21 could impact the Company's transportation design business activity for 2005 and beyond, the Company is currently seeing limited funding of new transportation projects. For example, the Company was recently selected by the Kentucky Transportation Cabinet to negotiate a multi-million dollar, multi-year contract to design a new bridge over the Ohio River connecting Louisville, Kentucky and Jeffersonville, Indiana. From 2002 through the third quarter of 2004, the Company has observed increased Federal spending activity on Departments of Defense and Homeland Security activities, including the Federal Emergency Management Agency (FEMA). To mitigate the effect of the state transportation budget constraints on the Company's business, management has focused more marketing and sales activity on these agencies of the Federal government. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for the Company. Significant contractions in any of these areas could unfavorably impact the Company's profitability and liquidity. In March 2004, the Company announced that it had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $713 million of this contract value was included in the Company's backlog as of September 30, 2004. In addition, during the first nine months of 2004, the Company was selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers and U.S. Air Force. During the first nine months of 2004, the Company was also selected for several contracts with the Mineral Management Service, agencies within the U.S. Departments of Transportation and Homeland Security, the Department of Energy, and the Federal Bureau of Investigation.

The Company's Energy business benefited significantly in 2001 and 2002 from the adoption of its Managed Services (which includes services formerly known as OPCO(R)) business model by several oil and gas producers in the Gulf of Mexico. Energy services provided via this innovative model generated higher margins than the Company's traditional service delivery methods. During the second half of 2002, many of the properties serviced under this model were sold by their owners, and while the Company continues to provide operations and maintenance services to the properties' new owners, such services reflect lower margin manpower and logistics work. Presently, there is uncertainty in the oil and gas marketplace regarding capital investment and outsourcing decisions in the Gulf of Mexico, the Company's primary market for its Energy business. As a result, the Company has continued to provide manpower services to its clients in this region. During the third quarter of 2004, however, the Company executed a long-term, multi-million dollar Managed Services contract with Anglo-Suisse Offshore Partners, LLC ("ASOP") to operate, maintain and optimize the performance of ASOP's offshore oil and gas producing properties in the Gulf. The Company has also expanded its Managed Services offerings to onshore U.S. oil and gas producers, as demonstrated by the two four-year contracts totaling $144 million received from Huber Energy during 2003. In addition, the Company has been able to increase its penetration into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and its existing credit facility will be sufficient to meet its operating and capital expenditure requirements for at least the next year.

RESULTS OF OPERATIONS

The following table reflects a summary of the Company's operating results (excluding intercompany transactions) for ongoing operations and non-core businesses for the periods ended September 30, 2004 and 2003 (dollars in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                         For the three months ended             For the nine months ended
                                      ---------------------------------      --------------------------------
                                      SEPT. 30, 2004     Sept. 30, 2003      SEPT. 30, 2004    Sept. 30, 2003
-------------------------------------------------------------------------------------------------------------
ENGINEERING

Revenues                              $         86.0     $         62.6      $        242.0    $        182.9
Income from operations before
   Corporate overhead                            8.3                4.6                23.2              10.9
Percentage of Eng. revenues                      9.7%               7.3%                9.6%              6.0%
Less:  Corporate overhead                       (2.9)              (2.8)               (8.5)             (8.7)
Percentage of Eng. revenues                     (3.4)%             (4.5)%              (3.5)%            (4.8)%
-------------------------------------------------------------------------------------------------------------
Income from operations                           5.4                1.8                14.7               2.2
Percentage of Eng. revenues                      6.3%               2.9%                6.1%              1.2%
-------------------------------------------------------------------------------------------------------------

                                         For the three months ended             For the nine months ended
                                      ---------------------------------      --------------------------------
                                      SEPT. 30, 2004     Sept. 30, 2003      SEPT. 30, 2004    Sept. 30, 2003
-------------------------------------------------------------------------------------------------------------
ENERGY

Revenues                                        54.7               43.7               154.2             127.5
Income from operations before
   Corporate overhead                            2.4                1.9                 6.9               5.5
Percentage of Energy revenues                    4.4%               4.3%                4.5%              4.3%
Less:  Corporate overhead                       (1.2)              (0.9)               (3.5)             (3.1)
Percentage of Energy revenues                   (2.2)%             (2.1)%              (2.3)%            (2.4)%
-------------------------------------------------------------------------------------------------------------
Income from operations                           1.2                1.0                 3.4               2.4
Percentage of Energy revenues                    2.2%               2.3%                2.2%              1.9%
-------------------------------------------------------------------------------------------------------------

NON-CORE*

Revenues                                           -                  -                   -                 -
Income/(loss) from operations
   before Corporate overhead                       -               (0.1)                0.2               0.3
Less:  Corporate overhead                          -                  -                   -                 -
-------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                      -               (0.1)                0.2               0.3
-------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS

Revenues                                       140.7              106.3               396.2             310.4
Income from operations before
   Corporate overhead                           10.7                6.6                30.3              16.7
Percentage of total revenues                     7.6%               6.2%                7.6%              5.4%
Less:  Corporate overhead                       (4.1)              (3.7)              (12.0)            (11.8)
Percentage of total revenues                    (2.9)%             (3.5)%              (3.0)%            (3.8)%
-------------------------------------------------------------------------------------------------------------
Income from operations                           6.6                2.9                18.3               4.9
Percentage of total revenues                     4.7%               2.7%                4.6%              1.6%
-------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense               (0.6)              (0.2)               (0.8)             (1.2)
-------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM
   OPERATIONS                         $          6.0     $          2.7      $         17.5    $          3.7

Percentage of total revenues                     4.3%               2.5%                4.4%              1.2%
=============================================================================================================

* The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down.

TOTAL CONTRACT REVENUES

Total contract revenues increased 32% in the third quarter of 2004 relative to the third quarter of 2003. Engineering revenues for the third quarter of 2004 increased 37% from the third quarter of 2003. Engineering's revenues were positively impacted by the Company's above mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. Also positively impacting Engineering revenues for the third quarter of 2004 were improved labor utilization rates over the third quarter of 2003 as a result of new work added since 2003. These labor utilization rates have a direct impact on revenues. By contrast, Engineering's labor utilization for the third quarter of 2003 was lower as a result of a slow down in its private sector contract activity. In the Energy segment, revenues for the third quarter of 2004 increased 25% over the third quarter of 2003. This increase is primarily the result of the two onshore Managed Services contracts that commenced during 2003, as well as the addition of several new overseas contracts and additions to existing contracts that occurred during 2003 and 2004. Revenues from Managed Services contracts composed 21% and 10% of Baker Energy's total contract revenues for the third quarters of 2004 and 2003, respectively. The Company's Non-Core segment posted no revenues for the third quarters of 2004 or 2003.

For the first nine months of 2004, total contract revenues increased 28% over the corresponding period in 2003. In the Engineering segment, revenues increased 32% in the first nine months of 2004 as compared to the first nine months of 2003. Again, the increase in revenues over the first nine months of 2003 reflects the addition of the Company's map modernization program management project with FEMA and improved labor utilization rates over the first nine months of 2003. Engineering's labor utilization rates were lower during the first nine months of 2003 due to delays in the commencement of certain public sector projects due to state budget constraints, a slow down in its private sector contract activity and the January 2003 relocation of the Company's largest Engineering office to Moon Township, PA. In the Energy segment, revenues for the first nine months of 2004 increased 21% over the first nine months of 2003. Again, this increase is primarily the result of the two new onshore Managed Services contracts, and the additional new overseas contracts and additions to existing contracts that occurred during 2003 and 2004. Revenues from Managed Services contracts composed 18% and 5% of Baker Energy's total contract revenues for the first nine months of 2004 and 2003, respectively. The Company's Non-Core segment posted no revenues for the first nine months of 2004 or 2003.

GROSS PROFIT

Gross profit expressed as a percentage of revenues increased to 15.6% for the third quarter of 2004 from 15.3% in the third quarter of 2003. Overall, the Company's third quarter 2004 gross profit expressed as a percentage of revenues benefited from cost reduction measures implemented by management relative to the Company's medical and 401(k) retirement benefit plans. The Engineering segment's gross profit percentage increased to 19.1% in the third quarter of 2004 from 18.5% in the third quarter of 2003. This increase is primarily attributable to the increase in labor utilization rates as compared to the third quarter of 2003 and the cost reduction measures discussed above. The Energy segment's gross profit percentage increased slightly to 11.3% in the third quarter of 2004 from 11.0% in the third quarter of 2003. This 2004 increase in gross profit as a percentage of revenues is the direct result of the performance of the previously mentioned two onshore Managed Services contracts and performance-based incentive bonuses totaling approximately $0.3 million earned during the third quarter of 2004. Also benefiting Energy's gross profit margin were the previously mentioned cost reduction measures put in place by management at the beginning of 2004 and higher margins on international projects for the third quarter of 2004, as partially offset by higher insurance costs in the third quarter of 2004. Energy's Managed Services business posted gross profit of 5.2% for the third quarter of 2004 versus 1.2% in the third quarter of 2003. The Non-Core segment's gross profit was negligible in the third quarters of 2004 and 2003.

For the first nine months of 2004, gross profit expressed as a percentage of revenues increased to 16.9% from 14.4% in 2003. As stated in the previous paragraph, the Company's 2004 gross profit expressed as a percentage of revenues benefited from cost reduction measures implemented by management relative to the Company's medical and 401(k) retirement benefit plans. The Engineering segment's gross profit percentage increased to 20.3% in the first nine months of 2004 from 17.4% in the first nine months of 2003. Again, the Engineering segment benefited from an increase in labor utilization rates as compared to the first nine months of 2003 and the aforementioned cost reduction measures. The Energy segment's gross profit percentage increased to 11.9% in the first nine months of 2004 from 10.9% in the first nine months of 2003. This increase in gross profit as a percentage of revenues is the direct result of the previously mentioned performance of the Managed Services contracts, cost reduction measures implemented by management, and the achievement of the incentive bonuses totaling $0.9 million, as offset by the effect of a reserve related to a customer billing rate dispute in the first quarter of 2004. Energy's Managed Services business posted gross profit of 6.4% for the first nine months of 2004 versus a loss in the first nine months of 2003. In the Non-Core segment, gross profit was $0.2 million and $0.3 million for the nine-month periods of 2004 and 2003, respectively. These favorable results were primarily attributable to favorable developments in certain casualty insurance claims related to the Company's former construction operations during both nine-month periods. The 2003 favorable developments were partially offset by charges associated with the settlement of a construction-related claim.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 11.4% in the third quarter of 2004 from 12.8% in the third quarter of 2003. This overall decrease in SG&A expenses expressed as a percentage of revenues primarily reflects the additional effects (in this case, related to overhead personnel) of management's aforementioned cost reduction measures related to the medical and 401(k) retirement benefit plans, as offset by an increase in accruals related to the Company's 2004 short-term and long-term incentive compensation programs at maximum levels. Allocated Corporate overhead costs expressed as a percentage of total contract revenues decreased for the third quarter of 2004 versus the third quarter of 2003 as a result of cost reductions associated with the Company's new information systems which were implemented effective January 1, 2003, as partially offset by external (i.e., third party) costs incurred during the third quarter of 2004 in connection with the Company's implementation of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"). In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 12.8% in the third quarter of 2004 from 15.6% in the third quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased to 9.0% in the third quarter of 2004 from 8.7% in the third quarter of 2003. Energy's benefits from the cost reduction measures were primarily offset by the higher incentive compensation expense. The Company's Non-Core operations incurred no SG&A expenses in either third quarter period.

For the first nine months of 2004, SG&A expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 12.5% from 13.2% in the first nine months of 2003. As mentioned previously, this overall decrease in SG&A expenses expressed as a percentage of revenues reflect the additional effects of management's cost reduction measures as offset by an increase in incentive compensation expense, in combination with the relatively significant increase in revenues for the first nine months of 2004. Allocated Corporate overhead costs expressed as a percentage of total contract revenues decreased for the first nine months of 2004 versus the first nine months of 2003 as a result of cost reductions associated with the Company's new information systems, as partially offset by 2004 external SOX costs totaling $1.1 million. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 14.2% in the first nine months of 2004 from 16.1% in the first nine months of 2003. In addition to the aforementioned effects of the cost reduction measures, higher incentive compensation expense, and the relatively significant revenue increase, the Engineering segment incurred nonrecurring costs associated with its Moon Township office relocation during the first quarter of 2003. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased to 9.7% in the first nine months of 2004 from 9.0% in the first nine months of 2003. As mentioned above, Energy's benefits from the cost reduction measures were primarily offset by the higher incentive compensation expense. The Company's Non-Core operations incurred no SG&A expenses in either nine-month period.

Project-to-date external SOX costs, which include $0.2 million of costs expensed in 2003, totaled $1.3 million at September 30, 2004. In addition to costs associated with the use of internal resources, management currently estimates its total external SOX costs related to 2004 Section 404 compliance will be in the range of $1.8 million to $2.0 million. Certain of these costs are expected to be incurred during the first quarter of 2005.

OTHER INCOME

Interest income was higher and interest expense was lower for both the third quarter and first nine months of 2004 as a result of the Company's average net borrowings being higher for the third quarter and first nine months of 2003. The Company's borrowing rates were similar for all periods mentioned above. The Company had no borrowings under its credit facility at September 30, 2004. Other expense was negligible for the third quarter of 2004 and primarily resulted from currency-related losses, while other income for the first nine months of 2004 primarily resulted from the sale of an investment that resulted in a gain of $352,000 and minority interest related to two consolidated subsidiaries. Other income for the third quarter of 2003 was the result of currency-related gains, while other expense for the first nine months of 2003 primarily related to a $0.8 million impairment of an investment in Energy Virtual Partners, an Energy services business that discontinued operations and was liquidated.

INCOME TAXES

The Company's year-to-date effective income tax rate for the first nine months of 2004 remained unchanged at 45% from the first six months of 2004. This rate reflects the Company's best estimate of taxable income for the year ending December 31, 2004. The Company had a provision for income taxes of 52% for the first nine months of 2003. The lower effective tax rate for the first nine months of 2004 as compared to the first nine months of 2003 primarily reflects the higher full-year taxable income that is expected for 2004, as well as a more favorable mix of domestic and foreign components of such estimated taxable income.

CONTRACT BACKLOG

(In millions)                       SEPT. 30, 2004      Dec. 31, 2003
---------------------------------------------------------------------
Engineering                            $   1,176.7          $   470.7
Energy                                       345.4              250.0
---------------------------------------------------------------------
      Total                            $   1,522.1          $   720.7
=====================================================================

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

Among the more significant new work added during the first nine months of 2004 was a new $750 million contract in the Engineering segment to serve as Program Manager to develop, plan, manage, implement, and monitor FEMA's Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. In the Energy segment, a new $50 million contract to operate, maintain and optimize the performance of oil and gas producing properties in the Gulf of Mexico was added during the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.5 million for the first nine months of 2004 as compared to net cash used in operating activities of $17.1 million for the same period in 2003. This increase in cash provided by operating activities was the direct result of increased net income and the Company becoming more efficient with its new billing system and the related process changes that were implemented effective January 1, 2003. The cash used in operating activities for the first nine months of 2003 was negatively affected by the implementation of the new billing system and related changes to its billing process. As a result of these billing system and process changes, the Company experienced certain data conversion and training issues, which caused delays in producing client invoices during the first quarter of 2003. Since the new system was first used to invoice clients in February 2003, the Company has implemented various corrective improvement measures, and is invoicing on a current basis through its new software.

Net cash used in investing activities was $2.8 million and $3.9 million for the first nine months of 2004 and 2003, respectively. These amounts reflect only capital expenditures for both periods. The 2004 amount primarily relates to office and field equipment purchases totaling $1.2 million and computer software and equipment purchases totaling $1.4 million, while the 2003 amount relates to leasehold improvements of $2.5 million associated with the Company's new headquarters and $1.2 million of computer software and equipment purchases. During the first nine months of 2004 and 2003, the Company procured additional computer software and equipment under the terms of operating leases. The Company utilizes operating leases to acquire assets used in its daily business activities. These assets include office space, computer and related equipment, and motor vehicles.

Net cash used in financing activities was $12.5 million for the first nine months of 2004 versus net cash provided by financing activities of $19.8 million for the same period in 2003. The cash usage for financing activities during the first nine months of 2004 resulted primarily from repayments of long-term debt totaling $13.5 million, as partially offset by proceeds from the exercise of stock options totaling $0.9 million. The cash provided by financing activities for the first nine months of 2003 reflects the proceeds from long-term debt totaling $20.5 million, which was used to fund the aforementioned working capital needs in conjunction with changes in the Company's billing process and system and the resultant billing and collection delays. During the first quarter of 2003, pursuant to the Company's stock repurchase program, the Company also paid $0.7 million to acquire 80,400 additional treasury shares.

During the third quarter of 2004, the Company successfully negotiated and extended its unsecured credit agreement ("the Amended Agreement") with a consortium of financial institutions. The Amended Agreement provides for an increase in the commitment amount from $40 million to $60 million, as well as a three-year extension of the maturity date through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. The Company experienced increased cash collections during the first nine months of 2004, and as a result, utilized a portion of these collections to reduce the borrowings under its credit facility. Accordingly, as of September 30, 2004, no borrowings were outstanding under the Amended Agreement, however, outstanding letters of credit totaled $7.0 million. The Company expects to use the increased commitment to accommodate additional working capital and/or future acquisition needs.

The Company's professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In October 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on any claim the Company or its subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. A wholly-owned subsidiary of the Company was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by the Company in April 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $1.4 million as of September 30, 2004. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., an decrease from the actual weighted average interest rate of 0.98% as of September 30, 2004, to a weighted average interest rate of 0.88%), the decrease in annual interest income would be negligible based on the outstanding balance of variable-rate obligations as of September 30, 2004. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 5 to the accompanying financial statements.

ITEM 6. EXHIBITS

The following exhibits are included herewith as a part of this Report:

Exhibit No.                                 Description
-----------                                 -----------
  10.4(a)    First Amended and Restated Loan Agreement dated September 17, 2004 by and between the
             Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth
             Third Bank, filed herewith.

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

MICHAEL BAKER CORPORATION

/s/ William P. Mooney                                    Dated: November 8, 2004
----------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/ Craig O. Stuver                                      Dated: November 8, 2004
----------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)