Form 10-K
period 2004-12-31
BAKER MICHAEL CORP
filed 2005-03-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                          COMMISSION FILE NUMBER 1-6627

                            MICHAEL BAKER CORPORATION
                            -------------------------
               (Exact name of Company as specified in its charter)

               PENNSYLVANIA                                       25-0927646
               ------------                                       ----------
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

         AIRSIDE BUSINESS PARK,
  100 AIRSIDE DRIVE, MOON TOWNSHIP, PA                              15108
  ------------------------------------                              -----
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
           -----

Indicate by check mark whether the Company is an accelerated filer (as defined
in Exchange Act Rule 12b-2). Yes   X   No
                                 -----    -----

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2004 (the last business day of the Company's most recently completed second fiscal quarter) was $89.0 million. This amount is based on the closing price of the Company's Common Stock on the American Stock Exchange for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company's Employee Stock Ownership Plan are not included in the computation.

As of March 1, 2005, the Company had 8,519,134 outstanding shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                Parts of Form 10-K into which
                 Document                          Document is incorporated
                 --------                       -----------------------------
Financial Section of Annual Report to
   Shareholders for the year ended
   December 31, 2004                                        I, II
Proxy Statement to be distributed in
   connection with the 2005 Annual Meeting
   of Shareholders                                           III

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

GENERAL

Michael Baker Corporation ("Baker" or "the Company") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through its operating subsidiaries, Baker provides engineering and energy expertise for public and private sector clients worldwide.

Information regarding the amounts of revenues, income from operations before Corporate overhead allocations, total assets, capital expenditures, and depreciation and amortization expense attributable to the Company's reportable segments is contained in Note 5 to the consolidated financial statements, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2004 by Engineering News Record magazine, based on total engineering revenues, Baker ranked 37th among the top 500 U.S. design firms; 16th among "pure design" firms; 17th among water supply firms; 19th among site assessment and compliance firms; 14th among transportation design firms, including 15th in highways, 12th in bridges and 23rd in airports; 39th among construction management-for-fee firms; 14th among telecommunications firms, including 24th in transmission lines and aqueducts; 64th among environmental firms; and 69th among global design firms. These rankings were based on 2003 revenues. In addition, the Company believes that it is one of the largest providers of outsourced operations and maintenance services to the energy industry in the Gulf of Mexico.

STRATEGY

The Company's strategy is based on four concepts: maximizing growth, optimizing profitability, innovating and leveraging.

Maximizing growth - The Company seeks to maximize growth by securing larger and more complex projects and program management opportunities in both the Engineering and Energy service lines in the United States and abroad. The addition of the Multi-hazard flood mapping and modernization program ("MHFMM") with the Federal Emergency Management Agency ("FEMA") is a prime example of the Company's execution of this concept.

Optimizing profitability - The Company seeks to optimize its profitability through long-term, performance based contracting vehicles. This strategy is evident in the Company's recent wins, including contracts such as the Base Realignment and Closure Act project in Honey Lake, California for the Engineering segment and the onshore managed services contracts for the Energy segment.

Innovating - The Company strives to constantly and consistently innovate ways to deliver services to clients. It utilizes 3-D and Virtual Reality software applications to provide training services to its Energy and Engineering clients.

Leveraging - The Company strives to leverage its expertise in the Engineering and Energy segments to enhance its competitive position with customers. The Company's expertise in the areas of recruitment, training, workforce nationalization and applied technologies, which were once only Energy areas of expertise, is now providing valuable opportunities to clients within the Engineering segment.

BUSINESS SEGMENTS

The Company's business segments have been determined based on how executive management makes resource decisions and assesses its performance. The Company's three reportable segments are Engineering, Energy and Non-Core. Information regarding these business segments is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The following briefly describes the Company's business segments:

Engineering - The Engineering segment provides a variety of design and related consulting services, principally in the U.S. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems. The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. This segment also provides services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets. This segment is susceptible to upward and downward fluctuations in federal and state government spending.

The Company's transportation services have benefited from the U.S. government's federal transportation infrastructure legislation (TEA-21) in recent years. Additionally, the Company has benefited from increased federal government spending in the Departments of Defense and Homeland Security, including FEMA. The Company partners with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation and civil infrastructure markets.

Energy - The Energy segment provides a full range of services to operating energy production facilities worldwide. This segment's comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement and supply chain management. The Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for its own account.

One delivery method employed by the segment is Managed Services, an operating model that has broadened the Energy segment's service offerings in the offshore Gulf of Mexico and the onshore United States. This model has the potential to enhance both the Company's and its clients' operating margins. Onshore, the Company has taken over full managerial and administrative responsibility for clients' producing properties. Offshore, the segment has organized a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, the Company is working under Managed Services agreements with oil and gas producers in the Gulf of Mexico, the Panhandle of Texas, and in the Powder River Basin in Wyoming and Montana.

The segment also operates in over a dozen foreign countries, with major projects in Venezuela, Thailand, Trinidad, Algeria and Nigeria. The local political environment in certain of these countries subjects the Company's related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon past experience with these clients, after giving effect to the Company's related allowance for doubtful accounts balance at December 31, 2004, management believes that these receivable balances will be fully collectible.

Non-Core - The Non-Core segment includes activity associated with the former buildings and transportation construction operations that are being wound down and the former Baker Support Services, Inc. subsidiary, which was sold in 2000. This segment has no active operations or employees.

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2004, 2003 and 2002, approximately 88%, 87% and 88% of the Company's total contract revenues, respectively, were derived from work performed for U.S.-based clients within the United States. Further financial information regarding the Company's domestic and foreign operations is contained in Notes 5 and 12 to the consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of the Company's domestic revenues, the majority comprises engineering work performed in the Mid-Atlantic region of the U.S. and operations and maintenance work performed by its Energy segment in Texas, Louisiana, Wyoming, Montana and the Gulf of Mexico. The Company's international revenues are derived primarily from its Energy segment.

BACKLOG

(In millions)   DECEMBER 31, 2004   December 31, 2003
-------------   -----------------   -----------------
Engineering          $1,115.2             $470.7
Energy                  336.5              250.0
                     --------             ------
Total                $1,451.7             $720.7
                     ========             ======

The Company's backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of the Company's contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized. Of the Company's total backlog at December 31, 2004, amounts totaling $241 million and $160 million are expected to be recognized as revenue within the next year by the Engineering and Energy segments, respectively.

Among the more significant new work added during 2004 was a new $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps. The MHFMM Program includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. For Year 1 program objectives, FEMA awarded Baker Core Task Order 001 with a total cost-plus-award fee value of $107 million and a performance period of March 11, 2004 to April 1, 2005. Baker is currently negotiating a Core Task Order 001 modification to extend the performance period and provide additional funding. Thereafter, Baker expects that FEMA will be willing to negotiate and enter into a new Core Task Order for Year 2 program objectives. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million is difficult to predict. In the Energy segment, backlog increased significantly during 2004 due to the third quarter addition of a new $50 million contract to operate, maintain and optimize the performance of oil and gas producing properties in the Gulf of Mexico. Several other multi-million dollar Energy contracts also increased the Company's backlog during 2004. These contracts include the provision of operations and maintenance services for a liquified natural gas facility in Nigeria and manpower services for facility operators in Venezuela. Oil and gas industry merger, acquisition and divestiture programs affecting the Company's clients can result in increases or decreases to the Company's Energy backlog.

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

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 26%, 17% and 14% of the Company's total contract revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company's contracts with FEMA accounted for approximately 15% of the Company's revenues in 2004. No individual customer accounted for more than 10% of the Company's total contract revenues in 2003 or 2002.

COMPETITIVE CONDITIONS

The Company's business is highly competitive with respect to all principal services it offers. Baker's Engineering and Energy segments compete with numerous public and private firms that provide some or all of the services provided by the Company. In the Engineering segment, the Company's competitors range from large national firms such as Parsons Brinkerhoff Inc., CH2M Hill Companies, PBS&J, URS Corporation and CDM to a vast number of smaller, more localized firms. In the Energy segment, the Company competes with units of the Wood Group and Offshore Logistics, Inc.

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

The Company believes that the principal competitive factors (in various orders of importance) in the areas of services it offers are quality of service, reputation, experience, technical proficiency, local geographic presence and cost of service. The Company believes that it is well positioned to compete effectively by emphasizing the quality of services it offers and its widely known reputation in providing professional engineering services in the Engineering segment and technical and operations and maintenance services in the Energy segment. The Company is also dependent upon the availability of staff and its ability to recruit.

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

PERSONNEL

At December 31, 2004, the Company had 4,228 total employees. Of this year-end 2004 total, the Engineering segment had 2,201 employees, the Energy segment had 1,981 employees, and the Company's Corporate staff included 46 employees. Certain employees of the Company's 53%-owned Nigerian subsidiary are subject to an in-country collective bargaining agreement. The remainder of the Company's workforce is not subject to collective bargaining arrangements. Management believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

The Company's headquarters offices were relocated in January 2003 to Moon Township, Pennsylvania, at which location approximately 117,000 square feet of office space is leased for use by the Company's Engineering segment and its Corporate staff. The Company's Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. Aside from its Moon Township offices, the Company's Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 427,000 square feet in the U.S. and Mexico. Likewise, the Company's Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 102,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2013.

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

ITEM 3. LEGAL PROCEEDINGS

In July 2001, the Company announced that it had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary acquired in 1993 were the subject of an inquiry by the U.S. Department of Justice. There has been no activity in this matter since 2002. At this time, the Company does not expect that any remaining costs associated with this matter will have a material adverse effect on its consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The following represents a listing of executive officers of the Company as of December 31, 2004.

Donald P. Fusilli, Jr. - Age 53; President and Chief Executive Officer of the Company since April 2001. Mr. Fusilli has been employed by the Company in various capacities since 1973, including President and Chief Operating Officer of the Company from 2000 to 2001; and Executive Vice President-Energy from 1994 to 2000.

William P. Mooney - Age 54; Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior to joining the Company, Mr. Mooney served as Executive Vice President and Chief Financial Officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000.

H. James McKnight - Age 60; Executive Vice President, General Counsel and Secretary of the Company since June 2000. Mr. McKnight has been employed by the Company since 1995, serving as Senior Vice President, General Counsel and Secretary of the Company from 1998 to 2000 and as Vice President, General Counsel and Secretary of the Company from 1995 to 1998.

Monica L. Iurlano - Age 47; Executive Vice President and Chief Resources Officer of the Company since May 2002. Ms. Iurlano previously served as Vice President of Human Resources with L.B. Foster from November 1999 to May 2002. Prior to joining L.B. Foster, Ms. Iurlano served in various management positions at Highmark Blue Cross Blue Shield from 1995 to 1999. Ms. Iurlano was also previously employed by the Company from 1992 to 1995 as Benefits Manager.

Craig O. Stuver - Age 44; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer of the Company since April 2001. Prior to joining the Company, Mr. Stuver served as a vice president of finance for Marconi Communications from September 2000 to April 2001. Mr. Stuver was also previously employed by the Company from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

Bradley L. Mallory - Age 52; President of Engineering since October 2003. Mr. Mallory previously served as Senior Vice President of the Company from March 2003 through September 2003. Prior to joining the Company, Mr. Mallory worked in various management capacities with the Pennsylvania Department of Transportation, including Department Secretary from 1995 to 2003.

Richard W. Giffhorn - Age 55; President of Baker Energy since September 2002. Prior to joining Baker Energy, Mr. Giffhorn was a self-employed consultant in 2001 and 2002, and previously served as Vice President of Operations for Baker Hughes INTEQ in Houston, Texas from 1993 to 2000.

John D. Whiteford - Age 45; Executive Vice President of Michael Baker Jr., Inc., a subsidiary of the Company, and Manager of its North Region since June 2000. Mr. Whiteford previously served in various capacities with the Company since 1983, including Vice President of Baker Energy from 1997 to 2000.

James B. Richards - Age 58; Executive Vice President of Michael Baker Jr., Inc. and Manager of its South Region since June 2000. Since joining the Company in 1996, Mr. Richards served as Vice President of Michael Baker Jr., Inc. and Regional Manager of the Southeast Region from 1996 to 2000.

John D. Swanson - Age 48; Senior Vice President of Baker Energy since October 2003. Mr. Swanson previously served as Senior Vice President of Michael Baker Jr., Inc. and Manager of its West Region from June 2000 through September 2003. Mr. Swanson joined the Company in 1993 and was Assistant Vice President of Michael Baker Jr., Inc. from 1998 to 2000.

Rex P. Doyle - Age 46; Senior Vice President of Baker Energy since September 2003. Mr. Doyle also served as Vice President of Sales and Marketing for Baker Energy from September 2002 to September 2003 and held various management positions at the Corporate level from August 2000 through August 2002. Prior to joining the Company in August 2000, Mr. Doyle served as Director of Account Management for Enron from August 1999 to July 2000.

Executive officers of the Company serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

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

During the year ended December 31, 2004, there were no repurchases made by the Company or on its behalf or any "affiliated purchaser" of shares of the common stock registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

The Company's present policy is to retain any earnings to fund the operations and growth of the Company. The Company has not paid any cash dividends since 1983 and has no plans to do so in the foreseeable future. The Company's loan agreement with its banks places certain restrictions on payments of dividends.

At March 1, 2005, the Company had 1,520 holders of its Common Stock

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 2004 is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company's primary interest rate risk relates to its variable-rate investments, which totaled $13.0 million as of December 31, 2004 and zero as of December 31, 2003. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 1.16% as of December 31, 2004, to a weighted average interest rate of 1.05%), annual interest income would have been approximately $15,000 lower in 2004 based on the outstanding balance of variable-rate investments as of December 31, 2004. The Company's primary interest rate risk relates to its variable-rate debt obligations, which totaled zero as of December 31, 2004 and $13.5 million as of December 31, 2003. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 3.42% as of December 31, 2003, to a weighted average interest rate of 3.76%), annual interest expense would have been approximately $46,000 higher in 2003 based on the outstanding balance of variable-rate obligations as of December 31, 2003. Accordingly, the Company has no material exposure to interest rate risk, nor does it have any interest rate swap or exchange agreements.

The Company has several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2004, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 13.3% of the Company's consolidated total assets at December 31, 2004, and 4.4% of its consolidated total contract revenues for the year then ended. In assessing its exposure to foreign currency exchange rate risk, the Company recognizes that the majority of its foreign subsidiaries' assets and liabilities reflect ordinary course accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing the Company to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, the Company has no material exposure to foreign currency exchange rate risk. The Company has no foreign currency exchange contracts.

Based on the nature of the Company's business, it has no direct exposure to commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated March 15, 2005, and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements and supplementary financial information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Conclusions Regarding the Effectiveness of Disclosure Controls and
     Procedures

Under the supervision and with participation of the Company's management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control Over Financial Reporting

See "Item 8. Financial Statements and Supplementary Data - Management's Reports to Shareholders - Management's Report on Internal Control Over Financial Reporting."

(c)  Report of Independent Registered Public Accounting Firm

See "Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm."

(d)  Changes in Internal Controls

There was no change in the Company's "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information relating to the Directors of the Company appears beneath the caption "Director Nominees" in the Company's definitive Proxy Statement which will be distributed in connection with the 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 appears beneath the caption "Section 16(a) Beneficial Ownership Reporting" of such Proxy Statement. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Company." Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation appears beneath the caption "Proposal 1--Elect Directors" in the Company's definitive Proxy Statement which will be distributed in connection with the 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the ownership of equity securities by beneficial owners of 5% or more of the common stock of the Company and by management has been set forth under the caption "Common Stock Ownership" in the Company's definitive Proxy Statement which will be distributed in connection with the 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference. Information related to securities authorized for issuance under equity compensation plans has been set forth under the caption "Equity Compensation Plan Information" in the Company's definitive Proxy Statement which will be distributed in connection with the 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and transactions between the Company and its directors and officers appears beneath the caption "Proposal 1--Elect Directors" in the Company's definitive Proxy Statement which will be distributed in connection with its 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees billed by the Principal Accountant during the previous two fiscal years for audit, audit-related, tax and other fees as well as the audit committees pre-approval policies and procedures for such services appears beneath the caption "Other Information" in the Company's definitive

Proxy Statement which will be distributed in connection with its 2005 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within
     Exhibit 13.1 to this Form 10-K:

     Consolidated Statements of Income for the three years ended December 31,
     2004

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Cash Flows for the three years ended December 31, 2004

     Consolidated Statements of Shareholders' Investment for the three years ended December 31, 2004

     Notes to Consolidated Financial Statements

     Report of Independent Registered Public Accounting Firm

(a)(2) Financial statement schedule for the year ended December 31, 2004:

     Schedule II - Valuation and Qualifying Accounts

     Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the three years ended December 31, 2004 (included as Exhibit 99.1 to this Form 10-K)

     All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

    10.1 2004 Incentive Compensation Plan of Michael Baker Corporation, filed herewith.

    10.2      Consulting Agreement dated April 25, 2001, by and between the
              Company and Richard L. Shaw, filed as Exhibit 10.2(c) to the
              Company's Quarterly Report on Form 10-Q for the period ended June
              30, 2001, and incorporated herein by reference.

Exhibit No.                               Description
-----------                               -----------
  10.2(a)     First Amendment to Consulting Agreement dated April 26, 2003, by and between the Company and Richard L. Shaw, filed as Exhibit
              10.2(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

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

  10.3(e) Employment Continuation Agreement dated February 23, 2004, by and between the Company and Bradley L. Mallory, filed as Exhibit
              10.3(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

  10.4        First Amended and Restated Loan Agreement dated September 17,
              2004, by and between the Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.4(a) to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

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

Exhibit No.                               Description
-----------                               -----------
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

  10.8        2003 Long-Term Incentive Compensation Plan of Michael Baker
              Corporation, filed as Exhibit A to the Company's April 24, 2003
              Notice of Annual Meeting and Proxy Statement, and incorporated herein by reference.

  13.1        Selected Financial Data, Management's Discussion and Analysis of
              Financial Condition and Results of Operations, Consolidated
              Financial Statements as of December 31, 2004 and for the three years then ended, Report of Independent Registered Public
              Accounting Firm, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual
              Report to Shareholders for the year ended December 31, 2004.

  21.1        Subsidiaries of the Company, filed herewith.

  23.1 Consent of Independent Registered Public Accounting Firm, filed herewith.

  31.1        Certification of the Chief Executive Officer pursuant to Rule
              13a-14(a), filed herewith.

  31.2        Certification of the Chief Financial Officer pursuant to Rule
              13a-14(a), filed herewith.

  32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.1 Report of Independent Registered Public Accounting Firm on financial statement schedule for the three years ended December
              31, 2004, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICHAEL BAKER CORPORATION


Dated: March 15, 2005                   By: /s/ Donald P. Fusilli, Jr.
                                            ------------------------------------
                                            Donald P. Fusilli, Jr.
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                      Title                     Date
---------                                      -----                     ----


/s/ Donald P. Fusilli, Jr.       Director, President and Chief      March 15, 2005
------------------------------   Executive Officer
Donald P. Fusilli, Jr.


/s/ William P. Mooney            Executive Vice President           March 15, 2005
------------------------------   and Chief Financial Officer
William P. Mooney


/s/ H. James McKnight            Executive Vice President,          March 15, 2005
------------------------------   General Counsel and Secretary
H. James McKnight


/s/ Craig O. Stuver              Senior Vice President, Corporate   March 15, 2005
------------------------------   Controller and Treasurer (Chief
Craig O. Stuver                  Accounting Officer)


/s/ Richard L. Shaw              Chairman of the Board              March 15, 2005
------------------------------
Richard L. Shaw


/s/ Robert N. Bontempo           Director                           March 15, 2005
------------------------------
Robert N. Bontempo


/s/ Nicholas P. Constantakis     Director                           March 15, 2005
------------------------------
Nicholas P. Constantakis


                                 Director                           March 15, 2005
------------------------------
William J. Copeland


                                 Director                           March 15, 2005
------------------------------
Roy V. Gavert, Jr.


/s/ Thomas D. Larson             Director                           March 15, 2005
------------------------------
Thomas D. Larson


                                 Director                           March 15, 2005
------------------------------
John E. Murray, Jr.


                                 Director                           March 15, 2005
------------------------------
Pamela S. Pierce

MICHAEL BAKER CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(IN THOUSANDS)

                                                                 Column C
                                                                Additions
                                          Column B     ---------------------------     Column D       Column E
               Column A                  Balance at    Charged to     Charged to     Deductions -   Balance at
             Description                beg. of year     expense    other accounts     describe     end of year
             -----------                ------------   ----------   --------------   ------------   -----------
For the year ended December 31, 2004:

Income tax valuation allowance             $2,188        $    0           $0         $   (192)(a)      $1,996
Allowance for doubtful accounts            $2,392        $  587           $0         $ (2,296)(b)      $  683
                                           ======        ======          ===         ========          ======

For the year ended December 31, 2003:

Income tax valuation allowance             $    0        $2,188           $0         $      0          $2,188
Allowance for doubtful accounts            $2,425        $  312           $0         $   (345)(b)      $2,392
                                           ======        ======          ===         ========          ======

For the year ended December 31, 2002:

Allowance for doubtful accounts            $1,508        $1,204           $0         $   (287)(b)      $2,425
                                           ======        ======          ===         ========          ======

(a)  Relates to utilization of tax loss carryforwards

(b) For the years ended December 31, 2004, 2003 and 2002, the deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed.