Form 10-Q
period 2005-03-31
BAKER MICHAEL CORP
filed 2005-05-10
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

            As of April 30, 2005:

            Common Stock          8,559,922 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In this Form 10-Q, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

We have prepared the condensed consolidated financial statements which follow, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, we believe that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q, particularly the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part I, contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in our relationships and/or contracts with FEMA, changes in anticipated levels of government spending on infrastructure, including TEA-21, changes in loan relationships or sources of financing, changes in management, changes in information systems, and costs to comply with the requirements of the Sarbanes-Oxley Act of 2002. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                             For the three months ended
                                                           -------------------------------
                                                           MARCH 31, 2005   March 31, 2004
                                                           -------------------------------
                                                                (In thousands, except
                                                                  per share amounts)
Total contract revenues                                     $   143,963     $    125,005

Cost of work performed                                          121,046          104,064
                                                            -----------     ------------
         Gross profit                                            22,917           20,941

Selling, general and administrative expenses                     17,194           15,556
                                                            -----------     ------------
         Income from operations                                   5,723            5,385

Other income/(expense):
   Interest income                                                   45                5
   Interest expense                                                 (10)            (118)
   Other, net                                                       201              573
                                                            -----------     ------------
         Income before income taxes                               5,959            5,845

Provision for income taxes                                        2,503            2,747
                                                            -----------     ------------
         NET INCOME                                         $     3,456     $      3,098

Other comprehensive loss -
    Foreign currency translation adjustments, net of tax            (19)              (9)
                                                            -----------     ------------
         COMPREHENSIVE INCOME                               $     3,437     $      3,089
                                                            ===========     ============
         BASIC NET INCOME PER SHARE                         $      0.41     $       0.37
         DILUTED NET INCOME PER SHARE                       $      0.40     $       0.37
                                                            ===========     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MAR. 31, 2005
                                                                           (UNAUDITED)    Dec. 31, 2004
                                                                          -------------   -------------
                                                                                 (In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $  11,283       $  15,471
Receivables, net                                                               91,206          79,559
Unbilled revenues on contracts in progress                                     72,200          71,280
Prepaid expenses and other                                                      9,322          12,941
                                                                            ---------       ---------
    Total current assets                                                      184,011         179,251
                                                                            ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                             17,528          17,879

OTHER ASSETS
Goodwill and other intangible assets, net                                       8,876           8,947
Other assets                                                                    6,244           5,667
                                                                            ---------       ---------
    Total other assets                                                         15,120          14,614
                                                                            ---------       ---------

    TOTAL ASSETS                                                            $ 216,659       $ 211,744
                                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                            $  52,162       $  48,326
Accrued employee compensation                                                  26,251          27,278
Accrued insurance                                                               8,633           9,180
Other accrued expenses                                                         23,872          24,629
Billings in excess of revenues on contracts in progress                         9,615           9,705
                                                                            ---------       ---------
    Total current liabilities                                                 120,533         119,118
                                                                            ---------       ---------

OTHER LIABILITIES
Other liabilities                                                               5,621           6,094
Commitments and contingencies                                                       -               -
                                                                            ---------       ---------
    Total liabilities                                                         126,154         125,212
                                                                            ---------       ---------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,939,159 and 8,910,371 shares at 3/31/05 and 12/31/04, respectively         8,939           8,910
Additional paid-in-capital                                                     40,503          40,000
Retained earnings                                                              45,225          41,769
Other comprehensive loss                                                       (1,163)         (1,129)
Unearned compensation expense                                                     (46)            (65)
Less - 391,237 shares of Common Stock in treasury, at cost, at
   3/31/05 and 12/31/04.                                                       (2,953)         (2,953)
                                                                            ---------       ---------
    Total shareholders' investment                                             90,505          86,532
                                                                            ---------       ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                          $ 216,659       $ 211,744
                                                                            =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                For the three months ended
                                                              -------------------------------
                                                              MARCH 31, 2005   March 31, 2004
                                                              --------------   --------------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  3,456         $  3,098
Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities:
       Depreciation and amortization                                1,129            1,160
       Changes in assets and liabilities:
         Increase in receivables and contracts in progress        (12,667)          (4,172)
         (Decrease)/increase in accounts payable and
           accrued expenses                                        (1,045)           9,976
         Decrease in other net assets                               3,440            2,172
                                                                 --------         --------
       Total adjustments                                           (9,143)           9,136
                                                                 --------         --------
       Net cash (used in)/provided by operating activities         (5,687)          12,234
                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                           (728)            (455)
                                                                 --------         --------
       Net cash used in investing activities                         (728)            (455)
                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in book overdrafts                              2,086           (1,122)
Repayments of long-term debt                                            -           (9,622)
Proceeds from the exercise of stock options                           141               16
                                                                 --------         --------
       Net cash provided by/(used in) financing activities          2,227          (10,728)
                                                                 --------         --------

       Net (decrease)/increase in cash and cash equivalents        (4,188)           1,051

       Cash and cash equivalents, beginning of year                15,471            9,126
                                                                 --------         --------
       CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 11,283         $ 10,177
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                    $      4         $    144
Income taxes paid                                                $      -         $    319
                                                                 ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2005
(UNAUDITED)

NOTE 1 - EARNINGS PER SHARE

The following table summarizes our weighted average shares outstanding for the quarters ended March 31, 2005 and 2004. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

Weighted average shares outstanding     2005        2004
-----------------------------------   ---------   ---------
Basic                                 8,524,149   8,320,417
Diluted                               8,726,788   8,444,460
                                      ---------   ---------

As of March 31, 2005, we did not have any stock options which were not included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares. In comparison, we had 194,096 stock options outstanding as of March 31, 2004, which were not included in the computation of diluted shares outstanding for the three-month period then ended because the option exercise prices were greater than the average market prices of the common shares.

NOTE 2 - BUSINESS SEGMENT INFORMATION

Our business segments reflect how management makes resource decisions and assesses its performance. Our Non-Core segment is considered to be fully wound down. Accordingly, we reclassified the 2004 activity (in the table which follows) to Corporate/Insurance expense to reflect this change. Effective January 1, 2005, we have the following two reportable segments:

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

- The Energy segment provides a full range of services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services operating model as a service delivery method.

The following table reflects the required disclosures for our reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                     For the three months ended
                                                   -------------------------------
                                                   MARCH 31, 2005   March 31, 2004
                                                   --------------   --------------
ENGINEERING
Revenue                                               $   93.9        $   74.9

Income from operations before Corporate overhead          10.1             7.1
Less: Corporate overhead                                  (2.8)           (2.8)
                                                      --------        --------
Income from operations                                     7.3             4.3
                                                      --------        --------
ENERGY
Revenue                                                   50.1            50.1

Income from operations before Corporate overhead           0.1             2.4
Less: Corporate overhead                                  (1.1)           (1.1)
                                                      --------        --------
(Loss)/income from operations                             (1.0)            1.3
                                                      --------        --------

TOTAL REPORTABLE SEGMENTS
Revenues                                                 144.0           125.0

Income from operations before Corporate overhead          10.2             9.5
Less: Corporate overhead                                  (3.9)           (3.9)
                                                      --------        --------
Income from operations                                     6.3             5.6
                                                      --------        --------

Other Corporate/Insurance expense                         (0.6)           (0.2)
                                                      --------        --------

TOTAL COMPANY - INCOME FROM OPERATIONS                $    5.7        $    5.4
                                                      ========        ========

                                                   MARCH 31, 2005   Dec. 31, 2004
                                                   --------------   -------------
Segment assets:
Engineering                                           $  123.7        $  112.9
Energy                                                    79.6            69.3
                                                      --------        --------
         Subtotal - segments                             203.3           182.2
Corporate/Insurance                                       13.4            29.5
                                                      --------        --------
         Total                                        $  216.7        $  211.7
                                                      ========        ========

Our Engineering pre-tax results for the quarter ended March 31, 2005 were favorably impacted by $0.5 million as a result of the accounting for an intercompany insurance claim settlement. This situation resulted in an overaccrual for this claim in fiscal year 2004. This overaccrual unfavorably impacted our net income by approximately 2% for the year ended December 31, 2004.

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2005, no borrowings were outstanding under the Agreement; however, outstanding letters of credit totaled $7.1 million as of this date.

NOTE 4 - CONTINGENCIES

Insurance coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. We require our insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. We are insured with respect to our workers' compensation and general liability exposures subject to deductibles or self-insured retentions. Loss provisions for these exposures are recorded based upon our estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.

We are self-insured for our primary layer of professional liability insurance through a wholly-owned captive insurance subsidiary. The secondary layer of the professional liability insurance continues to be provided, consistent with industry practice, under a "claims-made" insurance policy placed with an independent insurance company. Under claims-made policies, coverage must be in effect when a claim is made. This insurance is subject to standard exclusions.

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on any claim we or our subsidiaries may have for insurance coverage under policies issued by Reliance with respect to past years. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of March 31, 2005.

In July 2001, we announced that we had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary acquired in 1993 were the subject of an inquiry by the U.S. Department of Justice. There has been no activity in this matter since 2002. At this time, we do not expect that any remaining costs associated with this matter will have a material adverse effect on our consolidated financial statements.

We have been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to our business. After consultations with counsel, management believes that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material adverse effect on our consolidated financial position or annual results of operations.

At March 31, 2005, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at March 31, 2005:

                                          Maximum       Related liability
                                        undiscounted    balance recorded
(Dollars in millions)                 future payments      at 3/31/05
-----------------------------------   ---------------   -----------------
Standby letters of credit:
   Insurance related                     $     6.8         $     6.8
   Other                                       0.3                 -
Performance and payment bonds                  0.1                 -
Sale of certain construction assets      Unlimited                 -
                                         ---------         ---------

Our banks issue standby letters of credit ("LOCs") on our behalf under the Agreement discussed in Note 3. As of March 31, 2005, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under our self-insurance programs. These LOCs may be drawn upon in the event that we do not reimburse the insurance companies for claims payments made on our behalf. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or our banks elect not to renew them.

Bonds are provided on behalf of us by Travelers Casualty and Surety Company of America ("Travelers"). The beneficiaries under these performance and payment bonds may request payment from Travelers in the event that we do not perform under the project or if subcontractors are not paid. We do not currently expect any amounts to be paid by Travelers under our bonds outstanding at March 31, 2005.

During 2000, we sold certain assets associated with our former heavy & highway construction business to A&L, Inc. This sale agreement provided indemnifications to the buyer for breaches of certain obligations by us. There was no dollar limit on these indemnifications, and the terms of the indemnifications vary but will ultimately be governed by the applicable statutes of limitations. In October 2003, A&L filed a lawsuit against us and one of our subsidiaries alleging misrepresentation and breach of warranty in connection with the asset sale. We believe that A&L's claims are without merit and are vigorously contesting this lawsuit.

NOTE 5 - STOCK-BASED COMPENSATION

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. Under the prospective method, we began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. There were no stock options granted during the first quarter of 2005.

Prior to January 1, 2003, we utilized the intrinsic value method of accounting for stock-based compensation, as originally promulgated by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and as permitted under SFAS 123. Accordingly, no compensation cost was recognized for stock options granted prior to January 1, 2003. If compensation costs for our stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, our pro forma net income and net income per share amounts would have been as follows:

                                                            For the three months ended
                                                          -------------------------------
(In thousands)                                            MARCH 31, 2005   March 31, 2004
------------------------------------------------          --------------   --------------
Net income, as reported                                     $   3,456        $   3,098
Add: Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects                                           11                4
Deduct: Total stock-based employee compensation
     expense determined under fair value method,
     net of related tax effects                                   (24)             (43)
                                                            ---------        ---------
Pro forma net income                                        $   3,443        $   3,059
                                                            =========        =========

                                                            For the three months ended
                                                         --------------------------------
                                                         MARCH 31, 2005   March 31,  2004
                                                         --------------   ---------------
Reported earnings per share:
      Basic                                                $    0.41         $    0.37
      Diluted                                                   0.40              0.37
Pro forma earnings per share:
      Basic                                                     0.40              0.37
      Diluted                                              $    0.39         $    0.36
                                                           ---------         ---------

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                           MARCH 31, 2005   Dec. 31, 2004
                                                           --------------   -------------
Goodwill:
  Engineering                                                $    1,006       $    1,006
  Energy                                                          7,465            7,465
                                                             ----------       ----------
    Total goodwill                                                8,471            8,471
                                                             ----------       ----------
Other intangible assets, net of accumulated amortization
  of $1,595 and $1,524, respectively                                405              476
                                                             ----------       ----------
    Goodwill and other intangible assets, net                $    8,876       $    8,947
                                                             ==========       ==========

Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2004, and no impairment charge was required.

Our other intangible assets balance solely comprises a non-compete agreement from our 1998 purchase of Steen Production Services, Inc. Future amortization expense on the other intangible assets balance is currently estimated to be $286,000 for the year ending December 31, 2005 with the remaining balance of $190,000 being amortized in 2006.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. This statement is effective for the year ending December 31, 2005. We will adopt this statement as of December 31, 2005 and do not expect any impact on our financial statements.

In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107 which expresses the views of the staff regarding the interaction between SFAS 123R, "Share-Based Payment," and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We are currently evaluating the views expressed in this SAB and do not expect there will be any material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25, "Accounting for Stock Issued to Employees." The SEC subsequently amended the effective date of SFAS 123R to be effective for the first interim period after December 31, 2005 for calendar year companies. SFAS 123R requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. This statement applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. Effective January 1, 2006, we will adopt the provisions of SFAS 123R and do not expect there will be any material impact on our financial statements.

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - an Amendment of APB No. 29." APB 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the provision of this statement will have any impact on our financial statements.

In December 2004, the FASB issued Staff Position No. ("FSP") 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," and 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes," to the provision within the American Jobs Creation Act of 2004 ("the Act") that provides a tax deduction on qualified production activities. FSP 109-2 provides for a special one-time tax benefit on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. We are currently evaluating both provisions of the Act, and the related FASB guidance, to determine their potential impact on our future financial statements.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year footnotes and statement of cash flows in order to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We provide engineering and energy expertise for public and private sector clients worldwide. Our primary services include engineering design for the transportation and civil infrastructure markets, operation and maintenance of oil and gas production facilities, architectural and environmental services, and construction management services for buildings and transportation projects. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity.

BUSINESS ENVIRONMENT

Our operations are affected by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the engineering and energy markets. We could also be affected by additional external factors such as price fluctuations and capital expenditures in the energy industry.

The Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies since its approval in 1998. Since the expiration of TEA-21 on September 30, 2003, the U.S. Congress and President Bush have signed several extensions of the program at current funding levels. The most recent extension, which occurred on September 30, 2004, renewed the same previously extended funding levels through the end of May 2005. During the current extension period, the House of Representatives has approved a five-year, $285 billion reauthorization measure, and the Senate is currently considering its version of the bill. Although further delays in the reauthorization of TEA-21 could impact our transportation design business activity for 2005 and beyond, we are seeing funding of selected new transportation projects in certain states. From 2002 through 2004, we have observed increased Federal spending activity on Departments of Defense and Homeland Security activities, including the Federal Emergency Management Agency ("FEMA"). To mitigate the effect of the state transportation budget constraints on our business, management has focused more marketing and sales activity on these agencies of the Federal government. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $644 million of this contract value was included in the Company's backlog as of March 31, 2005. In addition, during 2004, we were selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers, U.S. Air Force and the U.S. National Guard. During 2004, we were also selected for several contracts with the Mineral Management Service, agencies within the U.S. Departments of Transportation and Homeland Security (which includes FEMA, US-VISIT and the U.S. Coast Guard), the Department of Energy, and the Federal Bureau of Investigation. In the first quarter of 2005, we were selected for a five-year indefinite delivery/indefinite quantity contract with a potential maximum value of $30 million by the U.S. Army Corp of Engineers, Transatlantic Programs Center.

In 2003, our Energy business refocused its offshore Managed Services offering to include onshore U.S. oil and gas producers, as demonstrated by two new four-year contracts totaling $144 million received during 2004 from Huber Energy. During the first quarter of 2005, we received an additional $1.0 million per year onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties. With regard to offshore Managed Services, during the third quarter of 2004, we executed a long-term, multi-million dollar Managed Services contract with Anglo-Suisse Offshore Partners, LLC ("ASOP") to operate, maintain and optimize the performance of ASOP's offshore oil and gas producing properties in the Gulf of Mexico. We have also increased our penetration into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects.

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for ongoing operations for the periods ended March 31, 2005 and 2004 (dollars in millions). Our Non-Core segment is considered to be fully wound down. Accordingly, we reclassified the 2004 activity (in the table which follows) to Corporate/Insurance expense to reflect this change. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations.

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                     For the three months ended
                                                   -------------------------------
                                                   MARCH 31, 2005   March 31, 2004
                                                   --------------   --------------
ENGINEERING
Revenues                                             $   93.9          $  74.9

Income from operations before Corporate overhead         10.1              7.1
   Percentage of Engineering revenues                    10.8%             9.5%
Less:  Corporate overhead                                (2.8)            (2.8)
   Percentage of Engineering revenues                    (3.0)%           (3.7)%
                                                     --------          -------
Income from operations                                    7.3              4.3
   Percentage of Engineering revenues                     7.8%             5.7%
                                                     --------          -------

ENERGY
Revenues                                                 50.1             50.1

Income from operations before Corporate overhead          0.1              2.4
   Percentage of Energy revenues                          0.2%             4.8%
Less:  Corporate overhead                                (1.1)            (1.1)
   Percentage of Energy revenues                         (2.2)%           (2.2)%
                                                     --------          -------
(Loss)/income from operations                            (1.0)             1.3
   Percentage of Energy revenues                         (2.0)%            2.6%
                                                     --------          -------

                                                       For the three months ended
                                                     -------------------------------
(continued)                                          MARCH 31, 2005   March 31, 2004
--------------------------------------------------   --------------   --------------
TOTAL REPORTABLE SEGMENTS
Revenues                                                  144.0            125.0

Income from operations before Corporate overhead           10.2              9.5
   Percentage of total reportable segment revenues          7.1%             7.6%
Less:  Corporate overhead                                  (3.9)            (3.9)
   Percentage of total reportable segment revenues         (2.7)%           (3.1)%
                                                       --------         --------
Income from operations                                      6.3              5.6
   Percentage of total reportable segment revenues          4.4%             4.5%
                                                       --------         --------

Other Corporate/Insurance expense                          (0.6)            (0.2)
                                                       --------         --------

TOTAL COMPANY - INCOME FROM OPERATIONS                 $    5.7         $    5.4
   Percentage of total Company revenues                     4.0%             4.3%
                                                       ========         ========

TOTAL CONTRACT REVENUES

Total contract revenues increased 15% in the first quarter of 2005 relative to the first quarter of 2004. Engineering revenues for the first quarter of 2005 increased 25% from the first quarter of 2004. Engineering's revenues were positively impacted by the previously mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. In addition, as a result of achieving certain performance levels on this FEMA project during the third quarter of 2004, the Engineering segment received notification of an incentive award payment and recognized revenue totaling $2.2 million during the first quarter of 2005. In the Energy segment, revenues for the first quarter of 2005 did not change from the first quarter of 2004. Revenue increases primarily associated with the ASOP Managed Services contract were offset by lower revenues on certain contracts in Energy's Applied Technology business to assist in implementation of computerized maintenance management systems. The lower first quarter 2005 revenues associated with these contracts were due to delays in the commencement of work on certain projects and the cancellation of one contract.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 15.9% for the first quarter of 2005 from 16.8% in the first quarter of 2004. The Engineering segment's gross profit percentage increased to 21.0% in the first quarter of 2005 from 20.5% in the first quarter of 2004. This increase is primarily attributable to the previously mentioned FEMA incentive award, for which there were no associated costs. The Energy segment's gross profit percentage decreased to 7.4% in the first quarter of 2005 from 11.6% in the first quarter of 2004. This decrease in gross profit as a percentage of revenues is the direct result of the aforementioned delays in or cancellation of contracts in Energy's Applied Technology business. Our cost structure related to our computerized maintenance management systems contracts business was reduced through a headcount reduction in the second quarter of 2005, and will continue to be closely monitored by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 11.9% in the first quarter of 2005 from 12.4% in the first quarter of 2004. This overall decrease in SG&A expenses expressed as a percentage of revenues reflect comparable Corporate overhead costs in both quarters in combination with a 15% increase in revenues for the first quarter of 2005. The unchanged Corporate overhead costs reflect a decrease in external costs incurred in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), as partially offset by an increase in compensation costs. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 13.3% in the first quarter of 2005 from 14.7% in the first quarter of 2004. In addition to the unchanged Corporate overhead costs, the significant increase in Engineering's revenues contributed to this percentage improvement. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased slightly to 9.4% in the first quarter of 2005 from 9.1% in the first quarter of 2004. This slight increase is associated with Energy's unchanged revenues coupled with higher personnel-related costs in the first quarter of 2005.

OTHER INCOME

Interest income was negligible for both the first quarter of 2005 and 2004. Interest expense was negligible for the first quarter of 2005, decreasing from $0.1 million for the first quarter of 2004. During the first quarter of 2005, we had minimal net investments as opposed to minimal net borrowings for the first quarter of 2004. Other income for the first quarter of 2005 primarily related to equity earnings from two unconsolidated minority-owned ventures and minority interest related to two consolidated subsidiaries, as partially offset by the write-off of an investment. Other income for the first quarter of 2004 primarily resulted from the sale of an investment that resulted in a gain of $0.4 million and minority interest related to the income of two consolidated subsidiaries.

INCOME TAXES

We had a provision for income taxes of 42% for the first quarter of 2005, which reflects our forecasted effective tax rate for the year ending December 31, 2005. For the first quarter of 2004, we had a provision for income taxes of 47%. The lower effective rate for 2005 reflects a more beneficial mix of taxable income, including our estimate of higher full-year taxable income, lower estimated foreign taxes, and our expected ability to utilize certain state net operating loss carryforwards.

CONTRACT BACKLOG

(In millions)   MARCH 31, 2005   Dec. 31, 2004
-------------   --------------   -------------
Engineering       $  1,164.1      $  1,115.2
Energy                 256.5           284.3
                  ----------      ----------
      Total       $  1,420.6      $  1,399.5
                  ==========      ==========

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of our contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

A significant portion of our backlog relates to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. For Year 1 program objectives, FEMA awarded us Core Task Order 001 with a total cost-plus-award fee value of $107 million and a performance period of March 11, 2004 to April 1, 2005. We have submitted both: (1) a Core Task Order 001 modification to provide additional funding and extend the performance period to September 30, 2005 and (2) our CPAF proposal for a new Core Task Order for Year 2 program objectives (Core Task Order 2.) Pending definitization, FEMA has authorized us to incur pre-contract costs to continue performance on Core Task Order 001 and begin work on Core Task Order 2 during the period of April 1, 2005 to May 31, 2005. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. Among the more significant new work added in the Engineering segment, during the first quarter of 2005, were two new contracts to provide transportation related engineering services totaling approximately $57 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.7 million for the first quarter of 2005, as compared to net cash provided by operating activities of $12.2 million for the same period in 2004. The first quarter 2005 increase in cash used in operating activities resulted from increases in our Engineering and Energy receivable balances due to slower customer payments. Subsequently, in April 2005, we experienced an increase in the amount of monthly cash collected.

Net cash used in investing activities was $0.7 million and $0.5 million for the first quarters of 2005 and 2004, respectively. These amounts reflect only capital expenditures for both periods. The 2005 and 2004 amounts primarily relate to computer software and equipment purchases totaling $0.5 and $0.3 million, respectively. During the first quarter of 2005 and 2004, we procured additional computer software and equipment under the terms of operating leases. We utilize operating leases to acquire assets used in our daily business activities. These assets include office space, computer and related equipment, and motor vehicles.

Net cash provided by financing activities was $2.2 million for the first quarter of 2005 while net cash used in financing activities was $9.6 million for the first quarter of 2004. The cash provided by financing activities for the first quarter of 2005 relates to our being in a book overdraft position with our bank in an amount of $2.1 million and proceeds from the exercise of stock options of $0.1 million. The entire cash usage in the first quarter of 2004 resulted from the repayment of long-term debt.

Working capital increased to $63.5 million at March 31, 2005 from $60.1 million at December 31, 2004. Our current ratios were 1.53:1 at the end of the first quarter of 2005 and 1.50:1 as of year-end 2004.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2005, only letters of credit totaling $7.1 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We currently expect to be in compliance with these covenants for at least the next year.

We plan to utilize our borrowing capacity under the Agreement for short-term working capital needs and to support strategic opportunities that management identifies. Our strategy is to better position ourselves for growth in our Engineering and Energy segments through selected opportunistic acquisitions that compliment our experience, skill and geographic presence. We consider acquisitions and investments as components of our growth strategy and intend to use both existing cash and the Agreement to fund such endeavors. If we commit to funding future acquisitions, we may need to adjust our financing strategies by seeking alternative debt instruments.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and our existing credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate investments, which totaled $9.1 million as of March 31, 2005. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 1.70% as of March 31, 2005, to a weighted average interest rate of 1.53%), annual interest income would be approximately $16,000 lower in 2005 based on the outstanding balance of variable-rate investments as of March 31, 2005. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

We have several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses. Assuming that foreign currency exchange rates could change unfavorably by 10%, we would have no material exposure to foreign currency exchange rate risk. We have no foreign currency exchange contracts.

Based on the nature of our business, we have no direct exposure to commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Conclusions Regarding the Effectiveness of Disclosure Controls and
      Procedures

Under the supervision and with participation of, including the chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(d)   Changes in Internal Controls

There was no change in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

See discussion in Note 4 to the accompanying financial statements.

ITEM  6. EXHIBITS

(a)   The following exhibits are included herewith as a part of this Report:

Exhibit No.                                Description
-----------   -------------------------------------------------------------------------
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

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                  Dated: May 10, 2005
--------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                    Dated: May 10, 2005
--------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)