Form 10-Q/A
period 2005-03-31
BAKER MICHAEL CORP
filed 2006-08-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          Commission file number 1-6627

                            MICHAEL BAKER CORPORATION
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                                       25-0927646
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA         15108
         (Address of principal executive offices)                 (Zip Code)

                                 (412) 269-6300
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.)

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

                                 Yes     No  X
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 2005:

Common Stock   8,559,922 shares

                                EXPLANATORY NOTE

In this Form 10-Q/A, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

In connection with preparing our second quarter 2005 condensed consolidated financial statements, management identified errors in our accounting for income taxes in our Energy segment's Nigerian operations. We also concluded that we had not properly recorded an incurred but not reported ("IBNR") liability for certain self-insured professional liability losses. Subsequently, we identified additional errors related to underaccrued and underpaid international and state income, payroll and other indirect taxes, our improper accounting for a project claim settlement, and certain vehicle and equipment leases that should have been accounted for as capital leases, and stated that all errors would be corrected in our restated consolidated financial statements to be included in an amended Form 10-Q for the first quarter of 2005, our Form 10-Q filings for the second and third quarters of 2005, and our 2005 Form 10-K.

As discussed in Note 1 to the accompanying condensed consolidated financial statements, we are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2005, which was originally filed with the Securities and Exchange Commission ("SEC") on May 10, 2005, to reflect the restatement of our condensed consolidated statements of income for the three months ended March 31, 2005 and 2004; our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 and our condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004; and the related notes.

Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1, 2 and 4 of Part I and Exhibits 31.1, 31.2 and
32.1 referred to in Item 6 of Part II of the Original Form 10-Q. No other information in the Original Form 10-Q is hereby amended.

Except for the amended information referred above, this Form 10-Q/A continues to speak as of May 10, 2005 and we have not updated or modified the disclosures herein for events that occurred at a later date. Forward-looking statements made in the original filing have not been revised to reflect events, results or developments that have become known to us since the date of the original filing (other than the restatement) and should be read in their historical context. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, will be addressed in our second and third quarter 2005 Forms 10-Q and our 2005 Form 10-K, which are being filed concurrently with this Form 10-Q/A; and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In this Form 10-Q/A, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

We have prepared the condensed consolidated financial statements which follow, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, we believe that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature, except those described in
Note 1 resulting from the restatement. These condensed consolidated financial statements should be read in conjunction with our Reports on Form 8-K dated January 26, 2006 and June 1, 2006, as well as the consolidated financial statements and notes thereto included in our concurrent filings on Forms 10-Q for the second and third quarters of 2005 and our 2005 Annual Report on Form 10-K.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the three months ended
                                                         -------------------------------
                                                         MARCH 31, 2005   March 31, 2004
                                                         (AS RESTATED -   (As Restated -
                                                           SEE NOTE 1)      See Note 1)
                                                         --------------   --------------
                                                              (In thousands, except
                                                                per share amounts)
Total contract revenues                                     $144,195         $125,328
Cost of work performed                                       121,820          104,550
                                                            --------         --------
      Gross profit                                            22,375           20,778
Selling, general and administrative expenses                  15,520           16,231
                                                            --------         --------
      Income from operations                                   6,855            4,547

Other income/(expense):
   Interest income                                                45                5
   Interest expense                                             (367)            (413)
   Other, net                                                     99              290
                                                            --------         --------
      Income before income taxes                               6,632            4,429
Provision for income taxes                                     3,777            2,594
                                                            --------         --------
      NET INCOME                                            $  2,855         $  1,835

Other comprehensive loss, net of tax -
   Reclassification of accumulated  unrealized gain on
      sale of marketable securities included in net
      income                                                      --             (109)
   Foreign currency translation adjustments                      (34)             (17)
                                                            --------         --------
      COMPREHENSIVE INCOME                                  $  2,821         $  1,709
                                                            ========         ========
      BASIC NET INCOME PER SHARE                            $   0.33         $   0.22
      DILUTED NET INCOME PER SHARE                          $   0.33         $   0.22
                                                            ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           MAR. 31, 2005    Dec. 31, 2004
                                                                          (AS RESTATED -   (As Restated -
                                                                            SEE NOTE 1)      See Note 1)
                                                                          --------------   --------------
                                                                                   (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $ 11,283         $ 15,471
Receivables, net                                                               91,206           79,559
Unbilled revenues on contracts in progress                                     74,506           73,852
Prepaid expenses and other                                                      8,261           11,893
                                                                             --------         --------
   Total current assets                                                       185,256          180,775
                                                                             --------         --------
PROPERTY, PLANT AND EQUIPMENT, NET                                             18,837           19,013
OTHER ASSETS
Goodwill and other intangible assets, net                                       8,876            8,947
Other assets                                                                    6,856            6,278
                                                                             --------         --------
   Total other assets                                                          15,732           15,225
                                                                             --------         --------
   TOTAL ASSETS                                                              $219,825         $215,013
                                                                             ========         ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable                                                             $ 52,639         $ 48,723
Accrued employee compensation                                                  28,297           31,596
Accrued insurance                                                               9,211            9,758
Other accrued expenses                                                         26,894           25,413
Billings in excess of revenues on contracts in progress                         9,615            9,704
Deferred tax liability                                                         11,957           11,957
                                                                             --------         --------
   Total current liabilities                                                  138,613          137,151
                                                                             --------         --------
OTHER LIABILITIES
Other liabilities                                                               3,060            3,081
Commitments and contingencies                                                      --               --
                                                                             --------         --------
   Total liabilities                                                          141,673          140,232
                                                                             --------         --------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,939,159 and 8,910,371 shares at 3/31/05 and 12/31/04, respectively         8,939            8,910
Additional paid-in-capital                                                     41,233           40,730
Retained earnings                                                              32,143           29,288
Accumulated other comprehensive loss                                           (1,163)          (1,129)
Unearned compensation expense                                                     (47)             (65)
Less - 391,237 shares of Common Stock in treasury, at cost, at
   3/31/05 and 12/31/04.                                                       (2,953)          (2,953)
                                                                             --------         --------
   Total shareholders' investment                                              78,152           74,781
                                                                             --------         --------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $219,825         $215,013
                                                                             ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          For the three months ended
                                                                       -------------------------------
                                                                       MARCH 31, 2005   March 31, 2004
                                                                       (AS RESTATED -   (As Restated -
                                                                         SEE NOTE 1)      See Note 1)
                                                                       --------------   --------------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  2,855         $  1,835
Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
   Depreciation and amortization                                             1,251            1,213
   Changes in assets and liabilities:
      Increase in receivables and contracts in progress                    (12,400)          (4,496)
      (Decrease)/increase in accounts payable and accrued expenses            (705)          11,305
      Decrease in other net assets                                           3,449            2,384
                                                                          --------         --------
   Total adjustments                                                        (8,405)          10,406
                                                                          --------         --------
   Net cash (used in)/provided by operating activities                      (5,550)          12,241
                                                                          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                    (715)            (411)
                                                                          --------         --------
   Net cash used in investing activities                                      (715)            (411)
                                                                          --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in cash overdrafts                                       2,086           (1,122)
Payments for capital lease obligations                                        (150)             (51)
Repayments of long-term debt                                                    --           (9,622)
Proceeds from the exercise of stock options                                    141               16
                                                                          --------         --------
   Net cash provided by/(used in) financing activities                       2,077          (10,779)
                                                                          --------         --------
   Net (decrease)/increase in cash and cash equivalents                     (4,188)           1,051
   Cash and cash equivalents, beginning of year                             15,471            9,126
                                                                          --------         --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 11,283         $ 10,177
                                                                          ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                             $     30         $    153
Income taxes paid                                                         $     --         $    319

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vehicles and equipment acquired through capital lease obligations         $    297         $     20
Equipment acquired on credit                                              $     13         $     44
                                                                          ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2005
(UNAUDITED)

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

We have restated the accompanying condensed consolidated financial statements to correct the accounting errors described below. The following table presents the impact of the restatement on our net income and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004 (amounts in thousands, except earnings per share). For ease of comparison, the items in the below table are presented in the order in which they will appear in our 2005 consolidated financial statements.

                                                    Three months ended March 31
                                           ---------------------------------------------
                                                    2005                    2004
                                           ---------------------   ---------------------
                                            Amount   Diluted EPS    Amount   Diluted EPS
                                           -------   -----------   -------   -----------
Net income as originally reported          $ 3,456      $0.40      $ 3,098      $0.37
                                           -------      -----      -------      -----
Restatement items, pre-tax:
   Penalties and interest on taxes (1)        (435)                   (404)
   Domestic sales and use taxes (2)           (393)                   (335)
   International payroll taxes (3)            (276)                   (484)
   International value added taxes (4)        (145)                   (231)
   Minority interest adjustments (5)          (102)                   (138)
   Sale of marketable securities (6)            --                    (145)
   Unrecorded capital leases (7)                (4)                     (2)
   Revenue for reimbursable taxes (8)          232                     323
   Incentive compensation adjustment (9)     2,295                      --
   Project claim settlement (10)              (499)                     --
                                           -------                 -------
      Subtotal pre-tax adjustments             673                  (1,416)
                                           -------                 -------
   International income taxes (11)            (155)                   (353)
   Income tax effects on the above (12)     (1,119)                    506
                                           -------      -----      -------      -----
Net income as restated                     $ 2,855      $0.33      $ 1,835      $0.22
                                           =======      =====      =======      =====

Our accompanying condensed consolidated financial statements for the first quarter of 2005 and 2004 are being restated to correct the following errors:

(1) The underaccrual of estimated penalties and interest related to the underpayment of international income, payroll, and value added taxes and domestic sales and use taxes by certain wholly-owned Energy segment subsidiaries, as noted in items (2)-(4) and (11) below.

(2) The underaccrual of domestic sales and use taxes by one of our wholly-owned Energy segment subsidiaries.

(3) The underaccrual of international payroll taxes by a wholly-owned Energy subsidiary related to employees working on international projects.

(4) The underaccrual of international value added taxes by certain wholly-owned Energy segment subsidiaries.

(5) Adjustments related to minority interest balances recorded by our majority-owned Nigerian subsidiary. These adjustments are related to valuation allowances recorded against prepaid income tax asset balances that are referred to in item (11) below.

(6) Failure to record an adjustment related to the demutualization of an insurance company (which had previously provided us with coverage), from which shares of stock were received and subsequently sold. The shares were not valued and recorded as an asset when received in 2000, unrealized gains and losses were not recorded as other comprehensive income during the holding period, and the entire amount of sale proceeds was improperly recorded as a gain when sold in the first quarter of 2004.

(7) Unrecorded capital lease assets and obligations related to leased equipment and vehicles. These adjustments also resulted in additional capital lease assets and related capital lease obligations totaling $1.3 million being recorded as of March 31, 2005.

(8) Adjustments to record additional revenue related to certain income, payroll and value added taxes (as discussed in items (3) and (4) above and item
     (11) below) which are reimbursable by a customer pursuant to terms of the related contract.

(9) An adjustment to reduce our long-term incentive compensation plan expense for the impact the restatement had on reducing net income. Because a key element of our plan is our financial results, these incentive compensation amounts were not subsequently paid.

(10) Failure to properly record a non-routine accounting adjustment related to a self-insured project claim settlement.

(11) The underaccrual of international income taxes by certain wholly-owned Energy segment subsidiaries. Additionally, we recorded valuation allowances against the prepaid income tax asset balances recorded in prior periods by a majority-owned Nigerian subsidiary, which valuation allowances should have been previously recorded based on our inability to realize these assets.

(12) The incremental effects of all foregoing restatement adjustments on the provision for income taxes in our Consolidated Statements of Income, as well as certain other adjustments that we determined to be necessary when the restated income tax provisions were prepared, such as the balance sheet effect on paid-in capital of the windfall tax benefits associated with stock option exercises.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                       For the three months ended
                                          ---------------------------------------------------
                                               March 31, 2005             March 31, 2004
                                          ------------------------   ------------------------
                                          As Originally      As      As Originally      As
                                             Reported     Restated      Reported     Restated
                                          -------------   --------   -------------   --------
Total contract revenues                     $143,963      $144,195     $125,005      $125,328
Cost of work performed                       121,046       121,820      104,064       104,550
                                            --------      --------     --------      --------
      Gross profit                            22,917        22,375       20,941        20,778
Selling, general and administrative
   expenses                                   17,194        15,520       15,556        16,231
                                            --------      --------     --------      --------
      Income from operations                   5,723         6,855        5,385         4,547
Other income/(expense):
   Interest income                                45            45            5             5
   Interest expense                              (10)         (367)        (118)         (413)
   Other, net                                    201            99          573           290
                                            --------      --------     --------      --------
      Income before income taxes               5,959         6,632        5,845         4,429
Provision for income taxes                     2,503         3,777        2,747         2,594
                                            --------      --------     --------      --------
      NET INCOME                            $  3,456      $  2,855     $  3,098      $  1,835
                                            --------      --------     --------      --------
Other comprehensive loss, net of tax -
   Reclassification of accumulated
      unrealized gain on sale of
      marketable securities included in
      net income                                  --            --           --          (109)
   Foreign currency translation
      adjustments                                (19)          (34)          (9)          (17)
                                            --------      --------     --------      --------
      COMPREHENSIVE INCOME                  $  3,437      $  2,821     $  3,089      $  1,709
                                            --------      --------     --------      --------
      BASIC NET INCOME PER SHARE            $   0.41      $   0.33     $   0.37      $   0.22
      DILUTED NET INCOME PER SHARE          $   0.40      $   0.33     $   0.37      $   0.22
                                            --------      --------     --------      --------

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               March 31, 2005            December 31, 2004
                                                          ------------------------   ------------------------
                                                          As Originally      As      As Originally      As
                                                             Reported     Restated      Reported     Restated
                                                          -------------   --------   -------------   --------
                                                                              (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $ 11,283      $ 11,283     $ 15,471      $ 15,471
Receivables, net                                              91,206        91,206       79,559        79,559
Unbilled revenues on contracts in progress                    72,200        74,506       71,280        73,852
Prepaid expenses and other                                     9,322         8,261       12,941        11,893
                                                            --------      --------     --------      --------
   Total current assets                                      184,011       185,256      179,251       180,775
                                                            --------      --------     --------      --------
PROPERTY, PLANT AND EQUIPMENT, NET                            17,528        18,837       17,879        19,013
OTHER ASSETS
Goodwill and other intangible assets, net                      8,876         8,876        8,947         8,947
Other assets                                                   6,244         6,856        5,667         6,278
                                                            --------      --------     --------      --------
   Total other assets                                         15,120        15,732       14,614        15,225
                                                            --------      --------     --------      --------
   TOTAL ASSETS                                             $216,659      $219,825     $211,744      $215,013
                                                            ========      ========     ========      ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable                                            $ 52,162      $ 52,639     $ 48,326      $ 48,723
Accrued employee compensation                                 26,251        28,297       27,278        31,596
Accrued insurance                                              8,633         9,211        9,180         9,758
Other accrued expenses                                        23,872        26,894       13,484        25,413
Billings in excess of revenues on contracts in progress        9,615         9,615        9,705         9,704
Deferred tax liability                                            --        11,957       11,145        11,957
                                                            --------      --------     --------      --------
   Total current liabilities                                 120,533       138,613      119,118       137,151
                                                            --------      --------     --------      --------
OTHER LIABILITIES
Other liabilities                                              5,621         3,060        6,094         3,081
Commitments and contingencies                                     --            --           --            --
                                                            --------      --------     --------      --------
   Total liabilities                                         126,154       141,673      125,212       140,232
                                                            --------      --------     --------      --------
SHAREHOLDERS' INVESTMENT
Common stock                                                   8,939         8,939        8,910         8,910
Additional paid-in-capital                                    40,503        41,233       40,000        40,730
Retained earnings                                             45,225        32,143       41,769        29,288
Unearned compensation                                            (46)          (47)         (65)          (65)
Accumulated other comprehensive loss                          (1,163)       (1,163)      (1,129)       (1,129)
Less - Treasury stock                                         (2,953)       (2,953)      (2,953)       (2,953)
                                                            --------      --------     --------      --------
   Total shareholders' investment                             90,505        78,152       86,532        74,781
                                                            --------      --------     --------      --------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $216,659      $219,825     $211,744      $215,013
                                                            ========      ========     ========      ========

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       For the three months ended
                                                       ---------------------------------------------------------
                                                              March 31, 2005                March 31, 2004
                                                       ---------------------------   ---------------------------
                                                                             (In thousands)
                                                       As Originally                 As Originally
                                                          Reported     As Restated      Reported     As Restated
                                                       -------------   -----------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  3,456       $  2,855       $  3,098       $  1,835
   Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
      Depreciation and amortization                         1,129          1,251          1,160          1,213
      Changes in assets and liabilities:
         Increase in receivables and contracts in
            progress                                      (12,667)       (12,400)       (4,172)         (4,496)
         (Decrease)/increase in accounts payable and
            accrued expenses                               (1,045)          (705)         9,976         11,305
         Decrease in other net assets                       3,440          3,449          2,172          2,384
                                                         --------       --------       --------       --------
      Total adjustments                                    (9,143)        (8,405)         9,136         10,406
                                                         --------       --------       --------       --------
      Net cash (used in)/provided by operating
         activities                                        (5,687)        (5,550)        12,234         12,241
                                                         --------       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                   (728)          (715)          (455)          (411)
                                                         --------       --------       --------       --------
      Net cash used in investing activities                  (728)          (715)          (455)          (411)
                                                         --------       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase/(decrease) in book overdrafts                      2,086          2,086         (1,122)        (1,122)
Repayments of long-term debt                                   --             --         (9,622)        (9,622)
Payments for capital lease obligations                         --           (150)            --            (51)
Proceeds from the exercise of stock options                   141            141             16             16
                                                         --------       --------       --------       --------
      Net cash provided by/(used in) financing
         activities                                         2,227          2,077        (10,728)       (10,779)
                                                         --------       --------       --------       --------
      Net (decrease)/increase in cash and cash
         equivalents                                       (4,188)        (4,188)         1,051          1,051
      Cash and cash equivalents, beginning of year         15,471         15,471          9,126          9,126
                                                         --------       --------       --------       --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 11,283       $ 11,283       $ 10,177       $ 10,177
                                                         ========       ========       ========       ========

These restatement adjustments had the following effects on our opening balances within shareholders' investment as of January 1, 2004:

                                       As Previously
                                          Reported     Adjustments   As Restated
                                       -------------   -----------   -----------
Additional paid-in capital                $38,298        $   236       $38,534
Retained earnings                         $29,477        $(8,583)      $20,894
Accumulated other comprehensive loss      $  (912)       $   109       $  (803)
Total shareholders' investment            $72,581        $(8,238)      $64,343

NOTE 2 - EARNINGS PER SHARE

The following table summarizes our weighted average shares outstanding for the quarters ended March 31, 2005 and 2004. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

                                         2005        2004
                                      ---------   ---------
Weighted average shares outstanding
Basic                                 8,524,149   8,320,417
Diluted                               8,726,788   8,444,460

As of March 31, 2005, we did not have stock options which were not included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares. In comparison, we had 194,096 stock options outstanding as of March 31, 2004, which were not included in the computation of diluted shares outstanding for the three-month period then ended because the option exercise prices were greater than the average market prices of the common shares.

NOTE 3 - BUSINESS SEGMENT INFORMATION

Our business segments reflect how management makes resource decisions and assesses its performance. Our Non-Core segment is considered to be fully wound down. Accordingly, we reclassified the 2004 activity (in the table which follows) to Corporate/Insurance expense to reflect this change. Effective January 1, 2005, we have the following two reportable segments:

- Our Engineering segment provides a variety of design and related consulting services. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems.

- Our Energy segment provides a full range of services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services operating model as a service delivery method. Our Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for our own account or own any oil or natural gas reserves.

We evaluate the performance of our segments primarily based on operating income before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology and communications, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

The following table reflects the required disclosures for our reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                      For the three months ended
                                                   -------------------------------
                                                      RESTATED         Restated
                                                   MARCH 31, 2005   March 31, 2004
                                                   --------------   --------------
ENGINEERING
Revenues                                               $ 93.9           $ 74.9
Income from operations before Corporate overhead         11.3              7.1
Less: Corporate overhead                                 (2.8)            (2.7)
                                                       ------           ------
Income from operations                                 $  8.5           $  4.4
                                                       ------           ------
ENERGY
Revenues                                               $ 50.3           $ 50.4
Income from operations before Corporate overhead           --              1.6
Less: Corporate overhead                                 (1.1)            (1.2)
                                                       ------           ------
(Loss)/income from operations                            (1.1)             0.4
                                                       ------           ------
TOTAL REPORTABLE SEGMENTS
Revenues                                                144.2            125.3
Income from operations before Corporate overhead         11.3              8.7
Less: Corporate overhead                                 (3.9)            (3.9)
                                                       ------           ------
Income from operations                                    7.4              4.8
                                                       ------           ------
Other Corporate/Insurance expense                        (0.5)            (0.3)
                                                       ------           ------
TOTAL COMPANY - INCOME FROM OPERATIONS                 $  6.9           $  4.5
                                                       ======           ======

                                                      RESTATED         Restated
                                                   MARCH 31, 2005   Dec. 31, 2004
                                                   --------------   -------------
Segment assets:
Engineering                                            $123.8           $113.7
Energy                                                   81.6             71.8
                                                       ------           ------
   Subtotal - segments                                  205.4            185.5
Corporate/Insurance                                      14.4             29.5
                                                       ------           ------
   Total                                               $219.8           $215.0
                                                       ======           ======

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

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

NOTE 5 - CONTINGENCIES

We currently believe that amounts recorded for certain tax exposures identified through our restatement process may ultimately either be recoverable from clients or may otherwise be reduced. Actual payments could differ from amounts estimated due to the assessment of certain indirect tax obligations by tax authorities to our clients in situations where we had the obligation to charge the client for these taxes, collect the tax and remit it to the tax authorities, or our successful negotiation of tax penalties and interest at less than full statutory rates in situations where such penalty and interest obligations have been estimated and accrued at full statutory rates based on the best information currently available. Based on information currently available, these exposures have been determined to reflect probable liabilities. However, depending on the outcome of future negotiations and discussions with clients and tax authorities, subsequent conclusions may be reached which indicate that portions of these additional tax exposures may not require payment and therefore changes in our estimates could be necessary in future periods. This could result in favorable effects on our income statements in future periods.

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

In July 2001, we announced that we had become aware that certain activities related to the operations of a 53% owned Nigerian subsidiary acquired in 1993 were the subject of an inquiry by the U.S. Department of Justice. There has been no activity in this matter since 2002. At this time, we do not expect that any remaining costs associated with this matter will have a material impact on our consolidated financial statements.

We have been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to our business. After consultations with counsel, management believes that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or annual results of operations.

At March 31, 2005, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at March 31, 2005:

                                          Maximum       Related liability
                                        undiscounted     balance recorded
                                      future payments       at 3/31/05
                                      ---------------   -----------------
(Dollars in millions)
Standby letters of credit:
   Insurance related                     $      6.8           $6.8
   Other                                        0.3             --
Performance and payment bonds                   0.1             --
Sale of certain construction assets       Unlimited             --

Our banks issue standby letters of credit ("LOCs") on our behalf under the Agreement discussed in Note 4. As of March 31, 2005, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under our self-insurance programs. These LOCs may be drawn upon in the event that we do not reimburse the insurance companies for claims payments made on our behalf. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or our banks elect not to renew them.

The liability associated with the insurance-related letters of credit reflects the claims payments for which we expect to reimburse the insurance company (subsequent to their payments of these claims) in order to avoid the insurance company's need to draw on the letter of credit. This liability is included as accrued insurance in our Condensed Consolidated Balance Sheet.

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

NOTE 6 - STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. Under the prospective method, we began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003. There were no stock options granted during the first quarter of 2005.

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

                                                             For the three months ended
                                                          -------------------------------
                                                             RESTATED         Restated
                                                          MARCH 31, 2005   March 31, 2004
                                                          --------------   --------------
(In thousands)
Net income, as reported                                       $2,855           $1,835
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects             53                4
Deduct: Total stock-based employee compensation expense
   determined under fair value method, net of related
   tax effects                                                   (66)             (45)
                                                              ------           ------
Pro forma net income                                          $2,842           $1,794
                                                              ======           ======

                                                             For the three months ended
                                                          -------------------------------
                                                             RESTATED         Restated
                                                          MARCH 31, 2005   March 31, 2004
                                                          --------------   --------------
Reported earnings per share:
   Basic                                                       $0.33              $0.22
   Diluted                                                      0.33               0.22
Pro forma earnings per share:
   Basic                                                        0.33               0.22
   Diluted                                                     $0.33              $0.21

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                     MARCH 31, 2005   Dec. 31, 2004
                                                     --------------   -------------
Goodwill:
   Engineering                                           $1,006           $1,006
   Energy                                                 7,465            7,465
                                                         ------           ------
      Total goodwill                                      8,471            8,471
                                                         ------           ------
Other intangible assets, net of accumulated
   amortization of $1,595 and $1,524, respectively          405              476
                                                         ------           ------
     Goodwill and other intangible assets, net           $8,876           $8,947
                                                         ======           ======

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

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107 ("SAB 107") which expresses the views of the staff regarding the interaction between SFAS 123R, "Share-Based Payment," and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We are currently evaluating the views expressed in SAB 107 and do not expect there will be any material impact on our financial statements.

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

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets-an Amendment of APB No. 29." APB 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the provision of this statement will have any impact on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in the Explanatory Note of this Form 10-Q/A and in Note 1 to the condensed consolidated financial statements in Item 1, Part I, we have restated our condensed consolidated financial statements in this Form 10-Q/A as a result of certain accounting errors that were determined subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2005. All amounts and commentary in this Management's Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.

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

In 2003, our Energy business refocused its offshore Managed Services offering to include onshore U.S. oil and gas producers, as demonstrated by two new four-year contracts totaling $144 million received during 2003 from Huber Energy. During the first quarter of 2005, we received an additional $1.0 million per year onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties. With regard to offshore Managed Services, during the third quarter of 2004, we executed a long-term, multi-million dollar Managed Services contract with Anglo-Suisse Offshore Partners, LLC ("ASOP") to operate, maintain and optimize the performance of ASOP's offshore oil and gas producing properties in the Gulf of Mexico. We have also increased our penetration into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects.

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

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                        For the three months ended
                                                     -------------------------------
                                                        RESTATED         Restated
                                                     MARCH 31, 2005   March 31, 2004
                                                     --------------   --------------
ENGINEERING
Revenues                                                $ 93.9           $ 74.9
Income from operations before Corporate overhead          11.3              7.1
   Percentage of Engineering revenues                     12.0%             9.5%
Less: Corporate overhead                                  (2.8)            (2.7)
   Percentage of Engineering revenues                     (3.0)%           (3.6)%
                                                        ------           ------
Income from operations                                     8.5              4.4
   Percentage of Engineering revenues                      9.1%             5.9%
                                                        ------           ------
ENERGY
Revenues                                                  50.3             50.4
Income from operations before Corporate overhead            --              1.6
   Percentage of Energy revenues                            --%             3.2%
Less: Corporate overhead                                  (1.1)            (1.2)
   Percentage of Energy revenues                          (2.2)%           (2.4)%
                                                        ------           ------
(Loss)/income from operations                           $ (1.1)          $  0.4
   Percentage of Energy revenues                          (2.2)%            0.8%
                                                        ------           ------
TOTAL REPORTABLE SEGMENTS
Revenues                                                $144.2           $125.3
Income from operations before Corporate overhead          11.3              8.7
   Percentage of total reportable segment revenues         7.8%             6.9%
Less: Corporate overhead                                  (3.9)            (3.9)
   Percentage of total reportable segment revenues        (2.7)%           (3.1)%
                                                        ------           ------
Income from operations                                     7.4              4.8
   Percentage of total reportable segment revenues         5.1%             3.8%
                                                        ------           ------
Other Corporate/Insurance expense                         (0.5)            (0.3)
                                                        ------           ------
TOTAL COMPANY - INCOME FROM OPERATIONS                  $  6.9           $  4.5
   Percentage of total Company revenues                    4.8%             3.6%
                                                        ======           ======

TOTAL CONTRACT REVENUES

Total contract revenues increased 15% in the first quarter of 2005 relative to the first quarter of 2004. Engineering revenues for the first quarter of 2005 increased 25% from the first quarter of 2004. Engineering's revenues were positively impacted by the previously mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. In addition, as a result of achieving certain performance levels on this FEMA project during the third quarter of 2004, the Engineering segment received notification of an incentive award payment and recognized revenue totaling $2.2 million during the first quarter of 2005. In the Energy segment, revenues for the first quarter of 2005 decreased slightly from the first quarter of 2004. Revenue increases primarily associated with the ASOP Managed Services contract were offset by lower revenues on certain contracts in Energy's Applied Technology business to assist in implementation of computerized maintenance management systems. The lower first quarter 2005 revenues associated with these contracts were due to delays in the commencement of work on certain projects and the cancellation of one contract.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 15.5% for the first quarter of 2005 from 16.6% in the first quarter of 2004. The Engineering segment's gross profit percentage remained unchanged at 20.5% for the first quarter of 2005 and 2004. The Energy segment's gross profit percentage decreased to 7.3% in the first quarter of 2005 from 11.2% in the first quarter of 2004. This decrease in gross profit as a percentage of revenues is the direct result of the aforementioned delays in or cancellation of contracts in Energy's Applied Technology business. Our cost structure related to our computerized maintenance management systems contracts business was reduced through a headcount reduction in the second quarter of 2005, and will continue to be closely monitored by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 10.8% in the first quarter of 2005 from 13.0% in the first quarter of 2004. This overall decrease in SG&A expenses expressed as a percentage of revenues reflects comparable Corporate overhead costs in both quarters in combination with a 15% increase in revenues for the first quarter of 2005 and, to a larger extent, a reduction in incentive compensation expense for the first quarter of 2005. The unchanged Corporate overhead costs reflect a decrease in external costs incurred in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), as partially offset by an increase in compensation costs. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 11.4% in the first quarter of 2005 from 14.6% in the first quarter of 2004. In addition to the unchanged Corporate overhead costs and reduced incentive compensation expense, the significant increase in Engineering's revenues contributed to this percentage improvement. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.5% in the first quarter of 2005 from 10.4% in the first quarter of 2004. This decrease is also associated with slightly lower allocated corporate overhead and reduced incentive compensation expense coupled with a slight decrease in revenue in the first quarter of 2005.

OTHER INCOME

Interest income was negligible for both the first quarter of 2005 and 2004 and interest expense was $0.4 million for both the first quarter of 2005 and 2004. Interest expense consists primarily of accruals related to the underpayment of income, payroll, value added, and sales and use taxes in our Energy segment. In addition, during the first quarter of 2005, we had minimal net investments as opposed to minimal net borrowings for the first quarter of 2004, which resulted in $0.1 million of interest expense in the first quarter of 2004. Other income for the first quarter of 2005 primarily related to equity earnings from two unconsolidated minority-owned ventures and minority interest related to a consolidated subsidiary, as partially offset by the write-off of an investment. Other income for the first quarter of 2004 primarily resulted from the sale of an investment that resulted in a gain of $0.2 million.

INCOME TAXES

We had a provision for income taxes of 57% for the first quarter of 2005, which reflects our forecasted effective tax rate for the year ending December 31, 2005. For the first quarter of 2004, we had a provision for income taxes of 59%. The variance between the United States ("U.S.") federal statutory rate and the effective rate for these periods is due primarily to taxes on foreign income which we are not able to offset with U.S. foreign tax credits. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed income basis.

CONTRACT BACKLOG

                                                  MARCH 31, 2005   Dec. 31, 2004
                                                  --------------   -------------
(In millions)
Engineering                                          $1,164.1         $1,115.2
Energy                                                  256.5            284.3
                                                     --------         --------
   Total                                             $1,420.6         $1,399.5
                                                     ========         ========

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.6 million for the first quarter of 2005, as compared to net cash provided by operating activities of $12.2 million for the same period in 2004. The first quarter 2005 increase in cash used in operating activities resulted from increases in our Engineering and Energy receivable balances due to slower customer payments. Subsequently, in April 2005, we experienced an increase in the amount of monthly cash collected.

Net cash used in investing activities was $0.7 million and $0.4 million for the first quarters of 2005 and 2004, respectively. These amounts reflect only capital expenditures for both periods. The 2005 and 2004 amounts primarily relate to computer software and equipment purchases totaling $0.5 and $0.3 million, respectively. During the first quarter of 2005 and 2004, we procured additional computer software and equipment under the terms of operating leases. We utilize operating leases to acquire assets used in our daily business activities. These assets include office space, computer and related equipment, and motor vehicles.

Net cash provided by financing activities was $2.1 million for the first quarter of 2005 while net cash used in financing activities was $10.8 million for the first quarter of 2004. The cash provided by financing activities for the first quarter of 2005 relates to our being in a book overdraft position with our bank in an amount of $2.1 million and proceeds from the exercise of stock options of $0.1 million offset by payments for capital lease obligations of $0.1 million. The cash usage in the first quarter of 2004 results almost entirely from the repayment of long-term debt of $9.6 million and a reduction in our book overdraft position of $1.1 million.

Working capital increased to $46.6 million at March 31, 2005 from $43.6 million at December 31, 2004. Our current ratios were 1.34:1 at the end of the first quarter of 2005 and 1.32:1 as of year-end 2004.

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

In connection with the restatement of our consolidated financial statements through March 31, 2005, we did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders have waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. We currently expect to complete all of these past due filings by August 15, 2006.

Furthermore, we did not meet the SEC's filing deadline related to our Form 10-Q for the second quarter of 2006. Accordingly, our lenders have also waived our resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. We currently expect to be able to file our Form 10-Q for the second quarter of 2006 by September 30, 2006. Beginning with our Form 10-Q filing for the third quarter of 2006, we currently expect to complete our quarterly and annual SEC filings within the SEC's filing deadlines.

We plan to utilize our borrowing capacity under the Agreement for short-term working capital needs, to support strategic opportunities that management identifies, and to make our past due tax payments. Our strategy is to better position ourselves for growth in our Engineering and Energy segments through selected opportunistic acquisitions that compliment our experience, skill and geographic presence. We consider acquisitions and investments as components of our growth strategy and intend to use both existing cash and the Agreement to fund such endeavors. If we commit to funding future acquisitions, we may need to adjust our financing strategies by seeking alternative debt instruments.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and our existing credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next year.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in our relationships and/or contracts with FEMA, changes in anticipated levels of government spending on infrastructure, including TEA-21, changes in loan relationships or sources of financing, changes in management, changes in information systems, and costs to comply with the requirements of the Sarbanes-Oxley Act of 2002. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

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

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. At the time of the filing of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005. Subsequent to that evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were not effective at a reasonable level of assurance, as of March 31, 2005, because of the material weaknesses described below. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of March 31, 2005:

1. We did not maintain effective controls, including monitoring, over the accounting for and disclosure of our income tax and other tax related accounts. Specifically, we did not maintain a sufficient complement of personnel within our tax accounting function with the appropriate level of knowledge, experience and training in the application of GAAP related to income and other taxes, resulting in us not maintaining effective controls over the completeness, valuation, existence and presentation of our deferred income tax assets and liabilities, including the related valuation allowance; foreign income taxes payable, foreign payroll and value added taxes payable; state sales taxes payable; prepaid tax accounts and the related income tax provision and various tax expense accounts. This control deficiency resulted in the restatement of our consolidated financial statements for fiscal years 2001, 2002, 2003 and 2004, and our related interim consolidated financial statements for each of the quarters of 2004 and the first quarter of fiscal year 2005. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

2. We did not maintain effective controls over the accounting for our contract revenue and related unbilled revenue, other accrued expenses and cost of work performed accounts. Specifically, we did not maintain effective controls to ensure the completeness and accuracy of change orders related to a specific contract. This control deficiency resulted in immaterial misstatements to our consolidated financial statements for the fourth quarter of fiscal year 2004, and the first quarter of fiscal year 2005. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PLAN FOR REMEDIATION

We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses discussed above:

(1) We established a tax function with a qualified tax director supported by internal and external resources (began in July 2005).

(2) We have supplemented our existing accounting and finance staff with additional internal and external resources as appropriate. We will continue to add financial personnel as necessary to provide adequate resources with appropriate levels of experience and knowledge of GAAP (began in July
     2005).

(3) We have enhanced our review and documentation of accounting estimates. This includes but is not limited to estimates of realizability of tax assets and potential loss contracts (commenced in October 2005).

In addition, we have implemented the following procedures to improve our internal control over financial reporting:

(1) We have emphasized certain key controls in an effort to mitigate significant risks and strengthen our control environment. In this regard, we have elevated within the company the awareness and communication of tax-related contingencies and financial reporting risks associated with contract accounting and insurance reserves (began in June 2005).

(2) We have enhanced our monitoring of accounts by deploying account reconciliation software that facilitates access and review of reconciliations (deployment began in August 2005).

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

MICHAEL BAKER CORPORATION


/s/ William P. Mooney                   Dated: August 15, 2006
-------------------------------------
William P. Mooney
Executive Vice President and
Chief Financial Officer


/s/ Craig O. Stuver                     Dated: August 15, 2006
-------------------------------------
Craig O. Stuver
Senior Vice President, Corporate
Controller and Treasurer (Chief
Accounting Officer)