Form 10-Q
period 2005-06-30
BAKER MICHAEL CORP
filed 2006-08-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                               Yes       No   X
                                   -----    -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.)

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                               Yes       No   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2006:

Common Stock   8,499,988 shares

                                EXPLANATORY NOTE

In this Form 10-Q, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

As discussed in Note 1 to the accompanying condensed consolidated financial statements, this Quarterly Report on Form 10-Q includes the restatements of our condensed consolidated statements of income for the three and six-month periods ended June 30, 2004, our condensed consolidated balance sheet at December 31, 2004, our condensed consolidated statement of cash flows for the six months ended June 30, 2004, and the related notes to these financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In this Form 10-Q, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

We have prepared the condensed consolidated financial statements which follow, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, we believe that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented, except those described in Note 1 resulting from the restatement. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 For the three months ended
                                               ------------------------------
                                                                June 30, 2004
                                                               (As Restated -
                                               JUNE 30, 2005     See Note 1)
                                               -------------   --------------
                                                    (In thousands, except
                                                     per share amounts)
Total contract revenues                          $142,765         $130,926
Cost of work performed                            124,120          106,930
                                                 --------         --------
      Gross profit                                 18,645           23,996

Selling, general and administrative expenses       16,494           18,718
                                                 --------         --------
      Income from operations                        2,151            5,278
Other income/(expense):
   Interest income                                     90               28
   Interest expense                                  (400)            (370)
   Other, net                                          77              209
                                                 --------         --------
      Income before income taxes                    1,918            5,145

Provision for income taxes                          1,876            2,781
                                                 --------         --------
      NET INCOME                                 $     42         $  2,364

Other comprehensive income, net of tax -
   Foreign currency translation adjustments           318               48
                                                 --------         --------
      COMPREHENSIVE INCOME                       $    360         $  2,412
                                                 ========         ========
      BASIC EARNINGS PER SHARE                   $   0.00         $   0.28
      DILUTED EARNINGS PER SHARE                 $   0.00         $   0.28
                                                 ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                  For the six months ended
                                               ------------------------------
                                                                June 30, 2004
                                                               (As Restated -
                                               JUNE 30, 2005     See Note 1)
                                               -------------   --------------
                                                    (In thousands, except
                                                     per share amounts)
Total contract revenues                          $286,961         $256,255
Cost of work performed                            245,942          211,482
                                                 --------         --------
      Gross profit                                 41,019           44,773
Selling, general and administrative expenses       32,013           34,948
                                                 --------         --------
      Income from operations                        9,006            9,825
Other income/(expense):
   Interest income                                    135               33
   Interest expense                                  (767)            (783)
   Other, net                                         176              500
                                                 --------         --------
      Income before income taxes                    8,550            9,575
Provision for income taxes                          5,654            5,376
                                                 --------         --------
      NET INCOME                                 $  2,896         $  4,199
Other comprehensive income/(loss), net of
   tax:
   Reclassification of accumulated
      unrealized gain on sale of
      marketable securities included in net
      income                                           --             (109)
   Foreign currency translation adjustments           284               31
                                                 --------         --------
      COMPREHENSIVE INCOME                       $  3,180         $  4,121
                                                 ========         ========
      BASIC EARNINGS PER SHARE                   $   0.34         $   0.50
      DILUTED EARNINGS PER SHARE                 $   0.33         $   0.49
                                                 ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                           June 31, 2004
                                                                                          (As Restated -
                                                                          JUNE 30, 2005     See Note 1)
                                                                          -------------   --------------
                                                                                  (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                    $ 12,402        $ 15,471
Receivables, net                                                               76,018          79,559
Unbilled revenues on contracts in progress                                     88,447          73,852
Prepaid expenses and other                                                      2,398          11,893
                                                                             --------        --------
   Total current assets                                                       179,265         180,775
                                                                             --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                                             19,395          19,013

OTHER ASSETS

Goodwill and other intangible assets, net                                       8,804           8,947
Other assets                                                                    6,131           6,278
                                                                             --------        --------
   Total other assets                                                          14,935          15,225
                                                                             --------        --------
   TOTAL ASSETS                                                              $213,595        $215,013
                                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable                                                             $ 45,822        $ 48,723
Accrued employee compensation                                                  29,947          31,596
Accrued insurance                                                              10,284           9,758
Other accrued expenses                                                         20,690          20,949
Billings in excess of revenues on contracts in progress                         9,454           9,704
Income taxes payable                                                            6,031           4,464
Deferred tax liability                                                         11,812          11,957
                                                                             --------        --------
   Total current liabilities                                                  134,040         137,151
                                                                             --------        --------

OTHER LIABILITIES
Other liabilities                                                               2,350           3,081
                                                                             --------        --------
   Total liabilities                                                          136,390         140,232
                                                                             --------        --------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,956,611 and 8,910,371 shares at 6/30/05 and 12/31/04, respectively         8,957           8,910
Additional paid-in-capital                                                     41,646          40,730
Retained earnings                                                              32,184          29,288
Accumulated other comprehensive loss                                             (845)         (1,129)
Unearned compensation expense                                                    (255)            (65)
Less - 480,337 and 391,237 shares of Common Stock in treasury,
   At cost, at 6/30/05 and 12/31/04, respectively                              (4,482)         (2,953)
                                                                             --------        --------
   Total shareholders' investment                                              77,205          74,781
                                                                             --------        --------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $213,595        $215,013
                                                                             ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          For the six months ended
                                                                       ------------------------------
                                                                                        June 30, 2004
                                                                                       (As Restated -
                                                                       JUNE 30, 2005     See Note 1)
                                                                       -------------   --------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  2,896         $  4,199
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                            2,432            2,408
   Changes in assets and liabilities:
      Increase in receivables and contracts in progress                   (11,313)         (11,295)
      (Decrease)/increase in accounts payable and accrued expenses         (3,598)          15,181
      Decrease in other net assets                                         10,349            5,665
                                                                         --------         --------
   Total adjustments                                                       (2,130)          11,959
                                                                         --------         --------
   Net cash provided by operating activities                                  766           16,158
                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                 (2,212)          (1,290)
                                                                         --------         --------
   Net cash used in investing activities                                   (2,212)          (1,290)
                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments to acquire treasury stock                                         (1,529)              --
Payments for capital lease obligations                                       (289)            (148)
Proceeds from the exercise of stock options                                   195              825
Repayments of long-term debt                                                   --          (12,402)
Decrease in book overdrafts                                                    --           (1,230)
                                                                         --------         --------
   Net cash used in financing activities                                   (1,623)         (12,955)
                                                                         --------         --------
   Net (decrease)/increase in cash and cash equivalents                    (3,069)           1,913
   Cash and cash equivalents, beginning of year                            15,471            9,126
                                                                         --------         --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 12,402         $ 11,039
                                                                         ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                            $     58         $    237
Income taxes paid                                                        $    829         $    479
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vehicles and equipment acquired through capital lease obligations        $    439         $    408
Equipment acquired on credit                                             $     11         $     50
                                                                         ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2005
(UNAUDITED)

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2005, we determined that accounting errors, as described below, were included in our previously issued consolidated financial statements. As a result, we have restated the accompanying condensed consolidated financial statements to correct the accounting errors described below. The following table presents the impact of the restatement on our net income and diluted earnings per share for the three and six-month periods ended June 30, 2004 (amounts in thousands, except earnings per share). For ease of comparison, the items in the following table are presented in the order in which they will appear in our 2005 consolidated financial statements.

                                               For the periods ended June 30, 2004
                                          ---------------------------------------------
                                            Three months ended       Six months ended
                                          ---------------------   ---------------------
                                          Amount    Diluted EPS    Amount   Diluted EPS
                                          -------   -----------   -------   -----------
Net income as originally reported         $ 3,605      $0.42      $ 6,703      $0.79
                                          -------      -----      -------      -----
Restatement items, pre-tax:
   Penalties and interest on taxes (1)       (575)                   (979)
   Domestic sales and use taxes (2)          (472)                   (807)
   International payroll taxes (3)           (318)                   (803)
   International value added taxes (4)       (134)                   (365)
   Minority interest adjustments (5)          (23)                   (161)
   Sale of marketable securities (6)           --                    (145)
   Professional liability IBNR (7)              4                       4
   Unrecorded capital leases (8)               (2)                     (4)
   Revenue for reimbursable taxes (9)         323                     648
                                          -------                 -------
      Subtotal pre-tax adjustments         (1,197)                 (2,612)
                                          -------                 -------
Income tax adjustments:
   International income taxes (10)           (282)                   (636)
   Income tax effects on the above (11)       238                     744
                                          -------      -----      -------      -----
Net income as restated                    $ 2,364      $0.28      $ 4,199      $0.49
                                          =======      =====      =======      =====

Our accompanying condensed consolidated financial statements for the three and six-month periods ended June 30, 2004 are being restated to correct the following errors:

(1) The underaccrual of estimated penalties and interest related to the underpayment of international income, payroll, and value added taxes and domestic sales and use taxes by certain wholly-owned Energy segment subsidiaries, as noted in items (2)-(4) and (10) below.

(2) The underaccrual of domestic sales and use taxes by one of our wholly-owned Energy segment subsidiaries.

(3) The underaccrual of international payroll taxes by a wholly-owned Energy subsidiary related to employees working on international projects.

(4) The underaccrual of international value added taxes by certain wholly-owned Energy segment subsidiaries.

(5) Adjustments related to minority interest balances recorded by our majority-owned Nigerian subsidiary. These adjustments are primarily related to the valuation allowances recorded against prepaid income tax asset balances that are referred to in item (10) below.

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

(7) Failure to record an immaterial adjustment to a previously unrecorded IBNR liability for self-insured professional liability insurance losses.

(8) Unrecorded capital lease assets and obligations related to leased equipment and vehicles.

(9) Adjustments to record additional revenue related to certain income, payroll and value added taxes (as discussed in items (3) and (4) above and item
     (10) below) which are reimbursable by a customer pursuant to terms of the related contract.

(10) The underaccrual of international income taxes by certain wholly-owned Energy segment subsidiaries. Additionally, we recorded valuation allowances against the prepaid income tax asset balances recorded in prior periods by a majority-owned Nigerian subsidiary, which valuation allowances should have been previously recorded based on our inability to realize these assets.

(11) The incremental effects of all foregoing restatement adjustments on the provision for income taxes in our Consolidated Statements of Income, as well as certain other adjustments that we determined to be necessary when the restated income tax provisions were prepared, such as the balance sheet effect on paid-in capital of the windfall tax benefits associated with stock option exercises.

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED (UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF INCOME:

                                                            For the periods ended June 30, 2004
                                                 ---------------------------------------------------------
                                                      Three months ended             Six months ended
                                                 ---------------------------   ---------------------------
                                                 As Originally                 As Originally
                                                    Reported     As Restated     Reported      As Restated
                                                 -------------   -----------   -------------   -----------
Total contract revenues                             $130,603       $130,926       $255,607       $256,255
Cost of work performed                               106,613        106,930        210,676        211,482
                                                    --------       --------       --------       --------
      Gross profit                                    23,990         23,996         44,931         44,773
Selling, general and administrative
   expenses                                           17,856         18,718         33,412         34,948
                                                    --------       --------       --------       --------
      Income from operations                           6,134          5,278         11,519          9,825
Other income/(expense):
   Interest income                                        28             28             33             33
   Interest expense                                      (52)          (370)          (170)          (783)
   Other, net                                            232            209            805            500
                                                    --------       --------       --------       --------
      Income before income taxes                       6,342          5,145         12,187          9,575
Provision for income taxes                             2,737          2,781          5,484          5,376
                                                    --------       --------       --------       --------
      NET INCOME                                    $  3,605       $  2,364       $  6,703       $  4,199
                                                    --------       --------       --------       --------
Other comprehensive income/(loss), net of tax:
   Reclassification of accumulated unrealized
      gain on sale of marketable securities
      included in net income                              --             --             --           (109)
   Foreign currency translation adjustments               26             48             17             31
                                                    --------       --------       --------       --------
      COMPREHENSIVE INCOME                          $  3,631       $  2,412       $  6,720       $  4,121
                                                    ========       ========       ========       ========
      BASIC EARNINGS PER SHARE                      $   0.43       $   0.28       $   0.80       $   0.50
      DILUTED EARNINGS PER SHARE                    $   0.42       $   0.28       $   0.79       $   0.49
                                                    --------       --------       --------       --------

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED CONDENSED CONSOLIDATED BALANCE SHEET:

                                                               December 31, 2004
                                                          ---------------------------
                                                          As Originally
                                                             Reported     As Restated
                                                          -------------   -----------
                                                                 (In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $ 15,471       $ 15,471
Receivables, net                                               79,559         79,559
Unbilled revenues on contracts in progress                     71,280         73,852
Prepaid expenses and other                                     12,941         11,893
                                                             --------       --------
   Total current assets                                       179,251        180,775
                                                             --------       --------
PROPERTY, PLANT AND EQUIPMENT, NET                             17,879         19,013
OTHER ASSETS
Goodwill and other intangible assets, net                       8,947          8,947
Other assets                                                    5,667          6,278
                                                             --------       --------
   Total other assets                                          14,614         15,225
                                                             --------       --------
   TOTAL ASSETS                                              $211,744       $215,013
                                                             ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable                                             $ 48,326       $ 48,723
Accrued employee compensation                                  27,278         31,596
Accrued insurance                                               9,180          9,758
Other accrued expenses                                         13,484         25,413
Billings in excess of revenues on contracts in progress         9,705          9,704
Deferred tax liability                                         11,145         11,957
                                                             --------       --------
   Total current liabilities                                  119,118        137,151
                                                             --------       --------
OTHER LIABILITIES
Other liabilities                                               6,094          3,081
                                                             --------       --------
   Total liabilities                                          125,212        140,232
                                                             --------       --------
SHAREHOLDERS' INVESTMENT
Common stock                                                    8,910          8,910
Additional paid-in-capital                                     40,000         40,730
Retained earnings                                              41,769         29,288
Accumulated other comprehensive loss                           (1,129)        (1,129)
Unearned compensation                                             (65)           (65)
Less - Treasury stock                                          (2,953)        (2,953)
                                                             --------       --------
   Total shareholders' investment                              86,532         74,781
                                                             --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $211,744       $215,013
                                                             ========       ========

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED (UNAUDITED) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:

                                                               For the six months ended
                                                                    June 30, 2004
                                                             ---------------------------
                                                                    (In thousands)
                                                             As Originally
                                                                Reported     As Restated
                                                             -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  6,703       $  4,199
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   2,269          2,408
      Changes in assets and liabilities:
         Increase in receivables and contracts in progress       (10,646)       (11,295)
         Increase in accounts payable and accrued expenses        11,018         15,181
         Decrease in other net assets                              5,403          5,665
                                                                --------       --------
      Total adjustments                                            8,044         11,959
                                                                --------       --------
      Net cash provided by operating activities                   14,747         16,158
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                        (1,405)        (1,290)
                                                                --------       --------
      Net cash used in investing activities                       (1,405)        (1,290)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for capital lease obligations                                --           (148)
Proceeds from the exercise of stock options                          825            825
Repayments of long-term debt                                     (12,402)       (12,402)
Decrease in book overdrafts                                           --         (1,230)
                                                                --------       --------
      Net cash used in financing activities                      (11,577)       (12,955)
                                                                --------       --------
      Net increase in cash and cash equivalents                    1,765          1,913
      Cash and cash equivalents, beginning of year                 9,274          9,126
                                                                --------       --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 11,039       $ 11,039
                                                                ========       ========

These restatement adjustments had the following effects on our opening balances within shareholders' investment as of January 1, 2004:

                                       As Previously
                                          Reported     Adjustments   As Restated
                                       -------------   -----------   -----------
Additional paid-in capital                $38,298        $   236       $38,534
Retained earnings                         $29,477        $(8,583)      $20,894
Accumulated other comprehensive loss      $  (912)       $   109       $  (803)
Total shareholders' investment            $72,581        $(8,238)      $64,343
                                          =======        =======       =======

NOTE 2 - EARNINGS PER SHARE

The following table summarizes our weighted average shares outstanding for the three and six-month periods ended June 30, 2005 and 2004. The additional shares included in diluted shares outstanding are entirely attributable to the dilutive effect of stock options.

                                             For the                 For the
                                        three months ended       six months ended
                                      ---------------------   ---------------------
Weighted average shares outstanding      2005        2004        2005        2004
-----------------------------------   ---------   ---------   ---------   ---------
Basic                                 8,543,956   8,402,482   8,534,053   8,361,449
Diluted                               8,716,802   8,546,838   8,722,187   8,497,567

Basic and diluted earnings per share are computed based on our net income of $42,000 and $2,364,000 for the three-month periods ended June 30, 2005 and 2004, and $2,896,000 and $4,199,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

As of June 30, 2005 and 2004, the Company had approximately 6,000 and 199,000 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective six-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods.

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

- The Energy segment provides a full range of services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services operating model as a service delivery method. Our Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for our own benefit or own any oil or natural gas reserves.

We evaluate the performance of our segments primarily based on operating income before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology and communications, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

The following table reflects the required disclosures for our reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                           For the three months ended       For the six months ended
                                         -----------------------------   -----------------------------
                                                            Restated                        Restated
                                         JUNE 30, 2005   June 30, 2004   JUNE 30, 2005   June 30, 2004
                                         -------------   -------------   -------------   -------------
ENGINEERING
Total contract revenues                     $ 92.1          $ 81.1          $185.9          $156.0
Income from operations before
   Corporate overhead                         11.2             7.7            22.6            14.9
Less: Corporate overhead                      (3.5)           (2.8)           (6.4)           (5.5)
                                            ------          ------          ------          ------
Income from operations                         7.7             4.9            16.2             9.4
                                            ------          ------          ------          ------

ENERGY

Total contract revenues                       50.7            49.8           101.1           100.3

Income/(loss) from operations before
   Corporate overhead                         (2.0)            1.3            (2.1)            2.8
Less: Corporate overhead                      (1.4)           (1.2)           (2.4)           (2.4)
                                            ------          ------          ------          ------
Income/(loss) from operations                 (3.4)            0.1            (4.5)            0.4
                                            ------          ------          ------          ------

TOTAL REPORTABLE SEGMENTS

Total contract revenues                      142.8           130.9           287.0           256.3

Income from operations before
   Corporate overhead                          9.2             9.0            20.5            17.7
Less: Corporate overhead                      (4.9)           (4.0)           (8.8)           (7.9)
                                            ------          ------          ------          ------
Income from operations                         4.3             5.0            11.7             9.8
                                            ------          ------          ------          ------

Other Corporate/Insurance
   income/(expense)                           (2.1)            0.3            (2.7)             --
                                            ------          ------          ------          ------
TOTAL COMPANY - INCOME FROM OPERATIONS      $  2.2          $  5.3          $  9.0          $  9.8
                                            ======          ======          ======          ======

                                                                                          Restated
                                                                        JUNE 30, 2005   Dec. 31, 2004
                                                                        -------------   -------------
SEGMENT ASSETS:
Engineering                                                                 $117.1          $113.7
Energy                                                                        79.6            71.8
                                                                            ------          ------
   Subtotal - segments                                                       196.7           185.5
Corporate/Insurance                                                           16.9            29.5
                                                                            ------          ------
   Total                                                                    $213.6          $215.0
                                                                            ======          ======

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2005, no borrowings were outstanding under the Agreement; however, outstanding letters of credit totaled $7.0 million as of this date.

The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.

We did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders have waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. We expect to complete all of these past due filings by August 15, 2006.

Furthermore, we did not meet the SEC's filing deadline related to our Form 10-Q for the second quarter of 2006. Accordingly, our lenders have also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. We currently expect to be able to file our Form 10-Q for the second quarter of 2006 by September 30, 2006. Beginning with our Form 10-Q filing for the third quarter of 2006, we currently expect to complete our quarterly and annual SEC filings within the SEC's filing deadlines.

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

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on our recoveries with respect to claims made against us or our subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of June 30, 2005.

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

We have been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to our business. After consultations with counsel, management believes that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or results of operations.

At June 30, 2005, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at June 30, 2005:

                                                        Maximum       Related liability
                                                      undiscounted     balance recorded
(Dollars in millions)                               future payments       at 6/30/05
                                                    ---------------   -----------------
Standby letters of credit:
   Insurance related                                      $6.8               $6.8
   Other                                                   0.2                 --
Sale of certain construction assets (see Note 11)         $0.6               $0.6

Our banks issue standby letters of credit ("LOCs") on our behalf under the Agreement discussed in Note 4. As of June 30, 2005, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under our self-insurance programs. These LOCs may be drawn upon in the event that we do not reimburse the insurance companies for claims payments made on our behalf. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or our banks elect not to renew them.

The liability associated with the insurance-related letters of credit reflects the claims payments for which we expect to reimburse the insurance company (subsequent to their payments of these claims) in order to avoid the insurance company's need to draw on the letter of credit. This liability is included as accrued insurance in our Condensed Consolidated Balance Sheet.

NOTE 6 - INCOME TAXES

We account for income taxes under the asset and liability method pursuant to SFAS 109, "Accounting for Income Taxes." We base our consolidated effective income tax rate for interim periods on our estimated annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which we operate. In certain foreign jurisdictions, our subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other jurisdictions or situations, our subsidiaries are subject to income taxes based on taxable income. In these situations, our estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized. Certain foreign subsidiaries do not have earnings and profits for U.S. tax purposes, which prevents us from taking U.S. tax benefits on these foreign losses. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of our inability to generate sufficient taxable income in certain foreign jurisdictions.

As a result of the foregoing, depending upon revenues and relative profitability, we may report very high effective income tax rates on foreign income. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause our consolidated effective income tax rate to fluctuate significantly.

During the first six months of 2005, our effective income tax was 66% as compared to 56% for the same period in 2004. The increase is attributable to the lower level of profitability for foreign jurisdictions due to taxes based on deemed profits and the inability to deduct losses generated by certain foreign subsidiaries. Our higher income tax provision for the second quarter of 2005 resulted from our estimated full year 2005 effective tax rate increasing from 57% in the first quarter of 2005 to 66% in the second quarter.

NOTE 7 - STOCK-BASED COMPENSATION

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

Prior to January 1, 2003, we utilized the intrinsic value method of accounting for stock-based compensation, as originally promulgated by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and as permitted under SFAS 123. Accordingly, no compensation cost was recognized for stock options granted prior to January 1, 2003. If compensation costs for our stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, our pro forma net income and earnings per share amounts would have been as follows:

                                           For the three months ended       For the six months ended
                                         -----------------------------   -----------------------------
                                                            Restated                        Restated
(In thousands)                           JUNE 30, 2005   June 30, 2004   JUNE 30, 2005   June 30, 2004
                                         -------------   -------------   -------------   -------------
Net income, as reported                      $ 42           $2,364          $2,896          $4,199
Add: Stock-based employee compensation
  expense included in reported net
  income, net of related tax effects           95               55             105              59
Deduct: Stock-based employee
  compensation expense determined
  under fair value method, net of
  related tax effects                         (97)             (74)           (120)           (120)
                                             ----           ------          ------          ------
Pro forma net income                         $ 40           $2,345          $2,881          $4,138
                                             ====           ======          ======          ======

                                           For the three months ended       For the six months ended
                                         -----------------------------   -----------------------------
                                                            Restated                        Restated
                                         JUNE 30, 2005   June 30, 2004   JUNE 30, 2005   June 30, 2004
                                         -------------   -------------   -------------   -------------
Reported earnings per share:
   Basic                                     $0.00           $0.28           $0.34           $0.50
   Diluted                                    0.00            0.28            0.33            0.49
Pro forma earnings per share:
   Basic                                      0.00            0.28            0.34            0.49
   Diluted                                   $0.00           $0.27           $0.33           $0.49

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                         JUNE 30, 2005   Dec. 31, 2004
                                                                         -------------   -------------
Goodwill:
   Engineering                                                               $1,006          $1,006
   Energy                                                                     7,465           7,465
                                                                             ------          ------
   Total goodwill                                                             8,471           8,471
                                                                             ======          ======
Other intangible assets, net of accumulated amortization
   of $1,667 and $1,524, respectively                                           333             476
                                                                             ------          ------
   Goodwill and other intangible assets, net                                 $8,804          $8,947
                                                                             ======          ======

Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2005, and no impairment charge was required. Similarly, no goodwill impairment charge was recorded in 2004.

Our other intangible assets balance solely comprises a non-compete agreement from our 1998 purchase of Steen Production Services, Inc. Amortization expense was $143,000 for the six months ended June 30, 2005 and 2004. Future amortization expense on the other intangible assets balance is currently estimated to be $143,000 for the six months ending December 31, 2005 with the remaining balance of $190,000 being amortized in 2006.

NOTE 9 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of our Common Stock in the open market. In 2003, the Board of Directors authorized an additional repurchase of up to 500,000 shares for a total authorization of 1,000,000 shares. During the second quarter of 2005, we reactivated this share repurchase program and repurchased 89,100 treasury shares at market prices ranging from $16.35 to $18.21 per share, for a total price of $1.5 million. As of June 30, 2005, treasury shares totaling 505,119 had been repurchased under our Board's authorizations.

Our monthly share repurchases for the six months ended June 30, 2005 were as follows:

                                                                                         (d) Maximum Number (or
                                                          (c) Total Number of Shares    Approximate Dollar Value)
                                                             Purchased as Part of        of Shares that May Yet
                (a) Total Number of   (b) Average Price    Publicly Announced Plans      Be Purchased Under the
Period            Shares Purchased      Paid per Share            or Programs               Plans or Programs
------          -------------------   -----------------   --------------------------   --------------------------
June 1, 2005-
June 30, 2005          89,100               17.11                   89,100                       494,881

As of June 30, 2005, the difference between the number of treasury shares repurchased under these authorizations and the number of treasury shares listed on the balance sheet relates to an exchange of Series B Common Stock for 23,452 Common shares which occurred during the first quarter of 2002. The remaining difference relates to 1,330 shares issued to employees as bonus share awards in the late 1990s.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt this statement during the fourth quarter of 2005, and do not expect any significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R also amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. The Securities and Exchange Commission ("SEC") subsequently amended the effective date of SFAS 123R to be effective for the first interim period after December 31, 2005 for calendar year companies. SFAS 123R requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. This statement applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. In March 2005, the SEC released Staff Accounting Bulletin No. ("SAB") 107 to assist registrants in implementing SFAS 123R while enhancing the information that investors receive. The FASB has also issued interpretative guidance. We will adopt the provisions of SFAS 123R on January 1, 2006 and expect to use the modified prospective application method in our adoption of SFAS 123R. SFAS 123R will not have a material impact on our consolidated financial statements since we have been recording our stock-based compensation expense under the fair value method in accordance with SFAS 123 since January 1, 2003.

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets-an Amendment of APB No. 29." APB 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of this statement effective July 1, 2005, and as a result, do not expect any impact on our consolidated financial statements.

In December 2004, the FASB issued Staff Position No. ("FSP") 109-1, "Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," and 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 provides guidance on the application of SFAS 109, "Accounting for Income Taxes," to the provision within the American Jobs Creation Act of 2004 ("the Act") that provides a tax deduction on qualified production activities. FSP 109-2 provides for a special one-time tax benefit on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Both FSP 109-1 and 109-2 were effective upon issuance. We have evaluated both provisions of the Act and the related FASB guidance, and determined that neither provision will have an effect on our 2005 consolidated financial statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB 20. SFAS 154 is effective for us beginning January 1, 2006. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 provides guidance on the measurement, recognition, classification and disclosure of, as well as the interim period accounting for, uncertain tax positions. We will be required to adopt the provisions of FIN 48 effective January 1, 2007. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

During the fourth quarter of 2005, we became aware of new information related to a partially self-insured general liability insurance claim. After consideration of this new information, we determined that our self-insurance reserve related to this claim should be increased by $0.5 million as of June 30, 2005. This adjustment reduced our Energy segment's pre-tax income by $0.5 million for the three and six-month periods ended June 30, 2005.

During 2000, we sold certain assets associated with our former heavy & highway construction business to A&L, Inc. In October 2003, A&L filed a lawsuit against us alleging misrepresentation and breach of warranty in connection with the asset sale. In March 2006, a settlement was reached under which all claims were released by both parties. The settlement required our payment of $625,000 to A&L, as well as our forgiveness of certain receivables totaling $850,000, for which we had previously recorded reserves totaling $600,000. The resultant effects of this settlement were recorded during the second quarter of 2005. These adjustments increased our Corporate overhead expense (which is allocated between the Engineering and Energy segments) and reduced pre-tax income by $0.9 million for the three and six-month periods ended June 30, 2005.

During the second quarter of 2006, we became aware of new information related to a partially insured professional liability insurance claim. After consideration of this new information, we determined that our self-insurance reserve related to this claim should be increased by $1.25 million as of June 30, 2005. This adjustment reduced our pre-tax income by $1.25 million for the three and six-month periods ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

As discussed more fully in the Explanatory Note of this Form 10-Q and in Note 1 to the condensed consolidated financial statements in Item 1, Part I, we have restated our 2004 condensed consolidated financial statements in this Form 10-Q as a result of certain accounting errors that were determined subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2005. All amounts and commentary included in this Management's Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.

As a result of these errors, we have not timely filed our quarterly reports on Form 10-Q for the periods ended June 30, 2005, September 30, 2005, and March 31, 2006, or our annual report on Form 10-K for the year ended December 31, 2005, with the SEC. These failures to file timely SEC reports have caused us to be out of compliance relative to our listing agreement with the American Stock Exchange. The American Stock Exchange has indicated that we must file the above referenced SEC Forms no later than August 15, 2006 in order to regain compliance.

In addition, we did not meet the SEC's filing deadline related to our Form 10-Q for the second quarter of 2006. Accordingly, we will remain out of compliance relative to our listing agreement with the American Stock Exchange until our Form 10-Q for the second quarter of 2006 is filed. We have requested an extension of time from the American Stock Exchange to regain compliance with our listing agreement.

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

Since its approval in 1998, the Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies. TEA-21 expired on September 30, 2003, but was extended 11 times at previous funding levels. During the most recent extension period which ended in May 2005, the U.S. Congress approved a new, six-year $286 billion measure entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act-A Legacy for Users. This new level of guaranteed funding reflects an increase of approximately 46% over the TEA-21 levels. The most significant impact of the numerous extensions of TEA-21 was that many states were unable or unwilling to make sizeable long-term investments in major transportation infrastructure projects. This, in turn, has had a marginally adverse impact on our transportation planning, design and construction management activity to date in 2005. However, with the new bill now enacted, we expect to see increasing activity occurring in the second half of 2006 and into 2007. From 2002 through the first half of 2005, we have observed increased Federal spending activity on Departments of Defense ("DoD") and Homeland Security ("DHS") activities, including the Federal Emergency Management Agency ("FEMA"). To mitigate the effect of the state transportation budget constraints on our business, management has focused more marketing and sales activity on these agencies (DoD and DHS) of the Federal government. As a result of this strategy, we increased our revenues from U.S. Federal government contracting activity in excess of 100 percent since 2002. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $619 million of this contract value was included in the Company's backlog as of June 30, 2005. In addition, during 2004, we were selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers, U.S. Air Force and the U.S. National Guard. During 2004, we were also selected for several contracts with the Mineral Management Service, agencies within the U.S. Department of Transportation, DHS (which includes FEMA, US-VISIT and the U.S. Coast Guard), the Department of Energy, and the Federal Bureau of Investigation. In the first quarter of 2005, we were selected for a five-year indefinite delivery/indefinite quantity contract with a potential maximum value of $30 million by the U.S. Army Corp of Engineers, Transatlantic Programs Center.

In 2003, our Energy business broadened its offshore Managed Services offering to include onshore U.S. oil and gas producers, as demonstrated by two new four-year contracts totaling $144 million received during 2003 from Huber Energy. During the first quarter of 2005, we received an additional $1.0 million per year onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties. With regard to offshore Managed Services, during the third quarter of 2004, we executed a long-term, multi-million dollar Managed Services contract with Anglo-Suisse Offshore Partners, LLC ("ASOP") to operate, maintain and optimize the performance of ASOP's offshore oil and gas producing properties in the Gulf of Mexico. Internationally, we recently received a multi-million dollar contract to provide operations assurance services for the Agbami Floating Production Storage and Offloading Project in deepwater offshore Nigeria.

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for ongoing operations for the periods ended June 30, 2005 and 2004 (dollars in millions). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations.

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                          For the three months ended       For the six months ended
                                        -----------------------------   -----------------------------
                                                           Restated                        Restated
                                        JUNE 30, 2005   June 30, 2004   JUNE 30, 2005   June 30, 2004
                                        -------------   -------------   -------------   -------------
ENGINEERING
Total contract revenues                    $92.1           $81.1           $185.9          $156.0
Income from operations before
   Corporate overhead                       11.2             7.7             22.6            14.9
   Percentage of Engineering revenues       12.2%            9.5%            12.2%            9.5%
Less: Corporate overhead                    (3.5)           (2.8)            (6.4)           (5.5)
   Percentage of Engineering revenues       (3.8)%          (3.5)%           (3.4)%          (3.5)%
                                           ------          ------          ------          ------
Income from operations                       7.7             4.9             16.2             9.4
   Percentage of Engineering revenues        8.4%            6.0%             8.7%            6.0%
                                           -----           -----           ------          ------

                                         For the three months ended       For the six months ended
                                       -----------------------------   -----------------------------
                                                          Restated                        Restated
                                       JUNE 30, 2005   June 30, 2004   JUNE 30, 2005   June 30, 2004
                                       -------------   -------------   -------------   -------------
ENERGY
Total contract revenues                     50.7            49.8           101.1           100.3
Income/(loss) from operations before
   Corporate overhead                       (2.0)            1.3            (2.1)            2.8
   Percentage of Energy revenues            (3.9)%           2.6%           (2.1)%           2.8%
Less: Corporate overhead                    (1.4)           (1.2)           (2.4)           (2.4)
   Percentage of Energy revenues            (2.8)%          (2.4)%          (2.4)%          (2.4)%
                                          ------          ------          ------          ------
Income/(loss) from operations               (3.4)            0.1            (4.5)            0.4
   Percentage of Energy revenues            (6.7)%           0.2%           (4.5)%           0.4%
                                          ======          ======          ======          ======
TOTAL REPORTABLE SEGMENTS
Total contract revenues                    142.8           130.9           287.0           256.3
Income from operations before
   Corporate overhead                        9.2             9.0            20.5            17.7
   Percentage of total reportable
      segment revenues                       6.4%            6.9%            7.1%            6.9%
Less: Corporate overhead                    (4.9)           (4.0)           (8.8)           (7.9)
   Percentage of total reportable
     segment revenues                       (3.4)%          (3.1)%          (3.1)%          (3.1)%
                                          ------          ------          ------          ------
Income from operations                       4.3             5.0            11.7             9.8
   Percentage of total reportable
      segment revenues                       3.0%            3.8%            4.1%            3.8%
                                          ------          ------          ------          ------
Other Corporate/Insurance
   income/(expense)                         (2.1)            0.3            (2.7)             --
                                          ------          ------          ------          ------
TOTAL COMPANY - INCOME FROM
   OPERATIONS                             $  2.2          $  5.3          $  9.0          $  9.8
   Percentage of total Company
      revenues                               1.5%            4.0%            3.1%            3.8%
                                          ======          ======          ======          ======

TOTAL CONTRACT REVENUES

Total contract revenues increased 9% in the second quarter of 2005 relative to the second quarter of 2004. Engineering revenues for the second quarter of 2005 increased 14% from the second quarter of 2004. Engineering's revenues were positively impacted by the previously mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. In addition, as a result of achieving certain performance levels on this FEMA project during the fourth quarter of 2004, the Engineering segment recognized revenue totaling $0.7 million during the second quarter of 2005. Total revenue from FEMA was $25 million in the second quarter of 2005 versus $14 million in the second quarter of 2004. Much of the FEMA revenue growth was associated with the cost of building the information infrastructure required for the project. In the Energy segment, revenues for the second quarter of 2005 increased 2% from the same period in 2004. Revenue increases were primarily associated with the addition of the aforementioned ASOP Managed Services and Storm Cat Energy contracts, as partially offset by lower revenues on certain contracts in Energy's computerized maintenance management and operations assurance ("CMMS") business. The lower second quarter 2005 revenues associated with these contracts were due to the wind down of several contracts during 2004 and the first half of 2005.

For the first six months of 2005, total contract revenues increased 12% over the corresponding period in 2004. In the Engineering segment, revenues increased 19% in the first half of 2005 as compared to the first half of 2004. Again, Engineering revenues for the first half of 2005 were positively impacted by the map modernization program management project with FEMA. During the first half of 2005, the Engineering segment recognized revenue totaling $2.9 million related to incentive awards earned on the FEMA project. Total revenue from FEMA was $59 million in the first six months of 2005 versus $26 million in the first six months of 2004. Much of the FEMA revenue growth was associated with the cost of building the information infrastructure required for the project. In the Energy segment, revenues for the first six months of 2005 increased 1% over the first six months of 2004. Consistent with the increase in the second quarter of 2005, Energy's slight revenue increase was primarily associated with the ASOP Managed Services and Storm Cat Energy contracts, as partially offset by lower revenues on certain contracts in its CMMS business. The lower second quarter 2005 revenues associated with these contracts were due to the wind-down of several contracts during 2004 and the first half of 2005.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 13.1% for the second quarter of 2005 from 18.3% in the second quarter of 2004. The Engineering segment's gross profit percentage decreased slightly to 20.4% in the second quarter of 2005 from 21.4% in the second quarter of 2004. With respect to FEMA, the positive effect of the aforementioned incentive award (which had no associated costs) was offset by a higher use of subcontractors (at lower margins) in the second quarter of 2005. The Energy segment's gross profit percentage decreased to 3.9% in the second quarter of 2005 from 13.0% in the second quarter of 2004. Negatively impacting Energy's gross profit expressed as a percentage of revenues in the second quarter of 2005 was our loss of certain offshore projects in the Gulf of Mexico, where the properties were sold and we were not able to retain the contracts with the new owners. Gross profit as a percentage of revenues for our Energy segment was also affected by delays and cancellations of certain contracts in our CMMS business. In connection with a review of medical insurance claims, we also increased our related claims reserves by $0.7 million during the second quarter of 2005. The majority of this expense was allocated to cost of work performed (thereby reducing gross profit for both the Engineering and Energy segments), while the remainder was allocated to selling, general and administrative expenses. Finally, our gross profit for the second quarter of 2005 was unfavorably affected by $1.75 million as a result of the two subsequent events relating to insurance claims that are further discussed in Note 11 to the accompanying financial statements. By comparison, our Energy segment's gross profit for second quarter of 2004 was favorably impacted by developments associated with certain general liability claims.

For the first six months of 2005, gross profit expressed as a percentage of revenues decreased to 14.3% from 17.5% in 2004. The Engineering segment's gross profit percentage decreased to 20.5% in the first six months of 2005 from 20.9% in the first six months of 2004. With respect to FEMA, the positive effect of the aforementioned incentive awards (which had no associated costs) was again offset by a higher use of subcontractors (at lower margins) in the first half of 2005. The Energy segment's gross profit percentage decreased to 5.6% in the first six months of 2005 from 12.1% in the first six months of 2004. Energy's gross profit expressed as a percentage of revenues in the first six months of 2005 was adversely affected by the previously mentioned loss of certain offshore projects in the Gulf of Mexico and the resulting change in our contract mix toward lower margin labor-based contracts, and the delays and cancellations of certain contracts in our CMMS business. As also stated above, we increased our reserve for medical insurance claims by $0.7 million during the first half of 2005 and the majority of this expense was allocated to cost of work performed, thereby reducing gross profit for both the Engineering and Energy segments. Again, our gross profit for the first six months of 2005 was unfavorably impacted by $1.75 million as a result of the two subsequent events relating to insurance claims that are further discussed in Note 11 to the accompanying financial statements. As a comparison, our Energy segment's gross profit was favorably impacted by developments associated with certain general liability claims in the first six months of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, decreased by $2.2 million in the second quarter of 2005 as compared to the second quarter of 2004. Likewise, SG&A expenses expressed as a percentage of total contract revenues decreased to 11.6% in the second quarter of 2005 from 14.3% in the second quarter of 2004. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 12.1% in the second quarter of 2005 from 15.2% in the second quarter of 2004. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 10.5% in the second quarter of 2005 from 12.8% in the second quarter of 2004. These decreases in SG&A expenses expressed as a percentage of revenues primarily reflect the combination of significantly lower incentive compensation expense in both segments for the second quarter of 2005 and the 9% increase in revenues. In addition to an absence of incentive compensation expense being recorded in the second quarter of 2005 due to our 2005 financial performance, amounts previously accrued at March 31, 2005 under our long-term incentive compensation plan and totaling $0.5 million were reversed in the second quarter of 2005 when such amounts were no longer considered to be payable under the plan. Offsetting these decreases in SG&A expenses expressed as a percentage of revenues was the effect of our settling the A&L litigation. As discussed in Note 11 to the accompanying financial statements, this settlement had the effect of increasing our SG&A expenses (specifically Corporate overhead expense) by $0.9 million in the second quarter of 2005. Aside from the effect of this litigation settlement, Corporate overhead was flat for the second quarters of 2005 and 2004.

SG&A expenses, including Corporate overhead, decreased by $2.9 million in the first half of 2005 as compared to the first half of 2004. Similarly, SG&A expenses expressed as a percentage of total contract revenues decreased to 11.2% in the first half of 2005 from 13.6% in the first half of 2004. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 11.7% in the first half of 2005 from 14.9% in the first half of 2004. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 10.0% in the first half of 2005 from 11.6% in the first half of 2004. These decreases in SG&A expenses expressed as a percentage of revenues primarily reflect the combination of significantly lower incentive compensation expense in both segments for the first half of 2005 and the 12% increase in revenues. Offsetting these decreases in SG&A expenses expressed as a percentage of revenues was the effect of our settling the A&L litigation. As discussed in
Note 11 to the accompanying financial statements, this settlement had the effect of increasing our SG&A expenses (specifically Corporate overhead expense) by $0.9 million in the first half of 2005. Aside from the effect of this litigation settlement, Corporate overhead was flat for the six-month periods ended June 30, 2005 and 2004.

OTHER INCOME

Interest income was slightly higher for both the second quarter and first half of 2005 as compared to the second quarter and first half of 2004, respectively. We were in a net borrowed position during the second quarter and first half of 2004 versus a net invested position during the second quarter and first half of 2005. Interest expense was $0.4 million for the second quarters of both 2005 and 2004, and $0.8 million for the first six months of both 2005 and 2004. Interest expense consists primarily of accruals related to our underpayment of income, payroll, value added, and sales and use taxes in our Energy segment (see further discussion in Note 1 to the accompanying financial statements). Other income for the second quarter and first half of 2005 was negligible. Other income for the second quarter of 2004 primarily resulted from currency-related gains, while other income for the first half of 2004 was also attributable to a gain on the sale of an investment.

INCOME TAXES

We had a provision for income taxes of 66% for the first half of 2005 up from 56% in the first half of 2004. The effective rate of 66% reflects our forecasted effective rate for the year ending December 31, 2005. The variance between the United States ("U.S.") federal statutory rate and the effective rate for these periods is due primarily to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes, and Nigerian income taxes that are levied on a deemed income basis.

CONTRACT BACKLOG

(In millions)                                      JUNE 30, 2005   Dec. 31, 2004
                                                   -------------   -------------
Engineering                                           $1,162.8        $1,115.2
Energy                                                   293.3           284.3
                                                      --------        --------
   Total                                              $1,456.1        $1,399.5
                                                      ========        ========

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of our contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

As of June 30, 2005 and December 31, 2004, $619 million and $678 million of our backlog, respectively, related to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. For Year 1 program objectives, FEMA awarded us Core Task Order 001 with a total cost-plus-award fee value of $107 million and a performance period of March 11, 2004 to March 31, 2005. We have submitted both:
(1) a Core Task Order 001 modification proposal to request additional funding for a revised scope of work and extend the performance period from April 1, 2005 to September 30, 2005 and (2) a proposal for a new Core Task Order for Year 2 program objectives (Core Task Order 2). Pending negotiation of the Core Task Order 001 proposal, FEMA increased the total estimated cost by $11 million, from $95 million to $106 million for costs incurred from April 1, 2005 to June 30, 2005. Additionally, pending definitization of Baker's Core Task Order 2 proposal, on June 30, 2005, FEMA issued Baker a letter contract task order at a not-to-exceed value of $38 million and incrementally-funded $23 million for performance costs through September 30, 2005. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term and amounts recorded as revenues on a periodic basis are reduced from backlog. Most purchase orders have cancellation clauses with thirty-day notice provisions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.8 million and $16.2 million for the six months of 2005 and 2004, respectively. The decrease in cash provided by operating activities for the first six months of 2005 resulted primarily from decreases in our accounts payable and other accrued expense balances due to higher FEMA-related payables at year-end 2004 and the payment of incentive compensation during the first quarter of 2005.

Net cash used in investing activities was $2.2 million and $1.3 million for the first half of 2005 and 2004, respectively. These amounts reflect only capital expenditures for both periods. We expect that our full-year 2005 capital expenditures will approximate $7.1 million. The 2005 and 2004 amounts primarily relate to computer software and equipment purchases totaling $1.5 million and $0.5 million and office and field equipment purchases totaling $0.5 million and $0.6 million, respectively. In addition to capital expenditures, we acquire computer equipment, including software, as well as office space, furniture and fixtures, motor vehicles, and other equipment through operating leases. The use of operating leases reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.

Net cash used in financing activities was $1.6 million and $13.0 million for the first half of 2005 and 2004, respectively. The cash used in financing activities for the first half of 2005 primarily relates to the payment of $1.5 million for the repurchase of common stock under our stock repurchase program. The cash usage for the first half of 2004 primarily relates to the repayment of long-term debt totaling $12.4 million and a decrease in book overdrafts of $1.2 million. The difference between the aforementioned activity and the net cash usage in both six-month periods, relates to proceeds from the exercise of stock options and payments on capital lease obligations.

Working capital increased to $45.2 million at June 30, 2005 from $43.6 million at December 31, 2004. Our current ratios were 1.34:1 at the end of the second quarter of 2005 and 1.32:1 as of year-end 2004.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2005, only letters of credit totaling $7.0 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We expect to be in compliance with these financial covenants for at least the next year.

In connection with the restatement of our consolidated financial statements through March 31, 2005, we did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders have waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. We expect to complete all of these past due filings by August 15, 2006.

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

Our borrowing capacity under the Agreement is available for short-term working capital needs, to support strategic opportunities that management identifies, and to make our past due tax payments. Our strategy is to better position ourselves for growth in our Engineering and Energy segments through selected opportunistic acquisitions that compliment our experience, skill and geographic presence. We consider acquisitions and investments as components of our growth strategy and intend to use both existing cash and the Agreement to fund such endeavors. If we commit to funding future acquisitions, we may need to adjust our credit facilities to reflect a longer repayment period on borrowings used for acquisitions. Our failure to file timely financial reports adversely affects our ability to raise additional equity until the filings are completed.

After giving effect to the foregoing, management believes that the combination of cash generated from operations and our existing credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next year.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition, increased costs, changes in general market conditions, changes in industry trends, changes in the regulatory environment, changes in our relationships and/or contracts with FEMA, changes in anticipated levels of government spending on infrastructure, including SAFETEA-LU, changes in loan relationships or sources of financing, changes in management, and changes in information systems. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate investments (included in cash and cash equivalents), which totaled $8.6 million as of June 30, 2005. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 1.99% as of June 30, 2005, to a weighted average interest rate of 1.79%), annual interest income would be approximately $17,000 lower in 2005 based on the outstanding balance of variable-rate investments as of June 30, 2005. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

We have several foreign subsidiaries that transact minor portions of their local activities in currencies other than the U.S. Dollar. In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries' assets and liabilities reflect ordinary accounts receivable and payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses. Assuming that foreign currency exchange rates could change unfavorably by 10%, we would have no material exposure to foreign currency exchange rate risk. We have no foreign currency exchange contracts.

Based on the nature of our business, we have no direct exposure to commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2005. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of June 30, 2005:

     1. We did not maintain effective controls, including monitoring, over the accounting for and disclosure of our income tax and other tax related accounts. Specifically, we did not maintain a sufficient complement of personnel within its tax accounting function with the appropriate level of knowledge, experience and training in the application of GAAP related to income and other taxes, resulting in us not maintaining effective controls over the completeness, valuation, existence and presentation of our deferred income tax assets and liabilities, including the related valuation allowance; foreign income taxes payable, foreign payroll and value added taxes payable; state sales taxes payable; prepaid tax accounts and the related income tax provision and various tax expense accounts. This control deficiency resulted in the restatement of our consolidated financial statements for fiscal years 2001, 2002, 2003 and 2004, and our related interim consolidated financial statements for each of the quarters of 2004 and the first quarter of fiscal year 2005. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

     2. We did not maintain effective controls over the accounting for our contract revenue and related unbilled revenue, other accrued expenses and cost of work performed accounts. Specifically, we did not maintain effective controls to ensure the completeness and accuracy of change orders related to a specific contract. This control deficiency resulted in immaterial misstatements to our consolidated financial statements for the fourth quarter and fiscal year of 2004, and the first quarter of fiscal year

          2005. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

     3. We did not maintain effective controls over the accounting for our incurred but not reported (IBNR) liabilities as required under GAAP. Specifically, we did not properly account for adjustments and increased activity in evaluating the liability. This control deficiency resulted in an adjustment to our condensed consolidated financial statements for the second quarter of fiscal year 2005. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes, as discussed below, in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (3) We have enhanced our review and documentation of accounting estimates. This includes but is not limited to estimates of realizability of tax assets, potential loss contracts and insurance reserves (commenced in October 2005).

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 5 to the accompanying condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's annual meeting of shareholders was held on April 21, 2005.

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

(c) The Shareholders elected each of the Company's directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of the Company's Common Stock in approving the following directors were:

Name of Director           Votes for   Votes withheld
----------------           ---------   --------------
Robert N. Bontempo         7,699,170       430,638
Nicholas P. Constantakis   7,746,716       383,092
William J. Copeland        7,582,855       546,953
Donald P. Fusilli, Jr.     7,739,645       390,163
Roy V. Gavert, Jr.         7,706,881       422,927
Thomas D. Larson           7,668,005       461,803
John E. Murray, Jr.        7,883,922       245,886
Pamela S. Pierce           7,754,213       375,595
Richard L. Shaw            7,618,397       511,411

ITEM 6. EXHIBITS

(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.                               Description
-----------                               -----------
  10.2(b)     Second Amendment to Consulting Agreement dated April 26, 2005, by and between us and Richard L. Shaw, filed herewith.

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