Form 10-Q
period 2005-09-30
BAKER MICHAEL CORP
filed 2006-08-15
CIK 9263

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                          Commission file number 1-6627

                            MICHAEL BAKER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          25-0927646
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA           15108
-----------------------------------------------------------         ----------
         (Address of principal executive offices)                   (Zip Code)

                                 (412) 269-6300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [ ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.)
Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                  Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  As of June 30, 2006:
                  --------------------
                  Common Stock                 8,499,998 shares

================================================================================

                                EXPLANATORY NOTE

In this Form 10-Q, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

As discussed in Note 1 to the accompanying condensed consolidated financial statements, this Quarterly Report on Form 10-Q includes the restatements of our condensed consolidated statements of income for the three and nine-month periods ended September 30, 2004, our condensed consolidated balance sheet at December 31, 2004, our condensed consolidated statement of cash flows for the nine months ended September 30, 2004, and the related notes to these financial statements.

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                  For the three months ended
                                                          ----------------------------------------------
                                                                                          Sept. 30, 2004
                                                                                          (As Restated -
                                                          SEPT. 30, 2005                    See Note 1)
                                                          --------------                  --------------
                                                                     (In thousands, except
                                                                       per share amounts)
Total contract revenues                                   $      148,733                  $      140,975

Cost of work performed                                           127,895                         118,983
                                                          --------------                  --------------
            Gross profit                                          20,838                          21,992

Selling, general and administrative expenses                      16,706                          16,770
                                                          --------------                  --------------
            Income from operations                                 4,132                           5,222

Other income/(expense):
   Interest income                                                    86                              18
   Interest expense                                                 (363)                           (342)
   Other, net                                                       (312)                            (85)
                                                          --------------                  --------------
            Income before income taxes                             3,543                           4,813

Provision for income taxes                                         2,203                           2,922
                                                          --------------                  --------------
            NET INCOME                                    $        1,340                  $        1,891

Other comprehensive income/(loss), net of tax -
    Foreign currency translation adjustments                         427                             (48)
                                                          --------------                  --------------
            COMPREHENSIVE INCOME                          $        1,767                  $        1,843
                                                          ==============                  ==============

            BASIC EARNINGS PER SHARE                      $         0.16                  $         0.22
            DILUTED EARNINGS PER SHARE                    $         0.15                  $         0.22
                                                          ==============                  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                   For the nine months ended
                                                          ----------------------------------------------
                                                                                          Sept. 30, 2004
                                                                                          (As Restated -
                                                          SEPT. 30, 2005                    See Note 1)
                                                          --------------                  --------------
                                                                     (In thousands, except
                                                                       per share amounts)
Total contract revenues                                   $      435,694                  $      397,230

Cost of work performed                                           373,837                         330,465
                                                          --------------                  --------------
            Gross profit                                          61,857                          66,765

Selling, general and administrative expenses                      48,719                          51,718
                                                          --------------                  --------------
            Income from operations                                13,138                          15,047

Other income/(expense):
   Interest income                                                   221                              52
   Interest expense                                               (1,130)                         (1,125)
   Other, net                                                       (136)                            414
                                                          --------------                  --------------
            Income before income taxes                            12,093                          14,388

Provision for income taxes                                         7,856                           8,298
                                                          --------------                  --------------
            NET INCOME                                    $        4,237                  $        6,090

Other comprehensive income/(loss), net of tax:
    Reclassification of accumulated unrealized
      gain on sale of marketable securities
      included in net income                                          --                            (109)
    Foreign currency translation adjustment                          711                             (17)
                                                          --------------                  --------------
            COMPREHENSIVE INCOME                          $        4,948                  $        5,964
                                                          ==============                  ==============

            BASIC EARNINGS PER SHARE                      $         0.50                  $         0.73
            DILUTED EARNINGS PER SHARE                    $         0.49                  $         0.71
                                                          ==============                  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                                              Dec. 31,
                                                                                                              2004 (As
                                                                                                            Restated -
                                                                                SEPT. 30, 2005              See Note 1)
                                                                                --------------              -----------
                                                                                              (In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                       $       20,569              $    15,471
Receivables, net                                                                        72,506                   79,559
Unbilled revenues on contracts in progress                                              97,387                   73,852
Prepaid expenses and other                                                              11,995                   11,893
                                                                                --------------              -----------
     Total current assets                                                              202,457                  180,775
                                                                                --------------              -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      20,112                   19,013

OTHER ASSETS
Goodwill and other intangible assets, net                                                8,733                    8,947
Other assets                                                                             6,107                    6,278
                                                                                --------------              -----------
     Total other assets                                                                 14,840                   15,225
                                                                                --------------              -----------

     TOTAL ASSETS                                                               $      237,409              $   215,013
                                                                                ==============              ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                                $       55,754              $    48,723
Accrued employee compensation                                                           29,659                   31,596
Accrued insurance                                                                       11,368                    9,758
Other accrued expenses                                                                  19,396                   20,949
Billings in excess of revenues on contracts in progress                                 15,332                    9,704
Income taxes payable                                                                    12,883                    4,464
Deferred tax liability                                                                  11,812                   11,957
                                                                                --------------              -----------
     Total current liabilities                                                         156,204                  137,151
                                                                                --------------              -----------

OTHER LIABILITIES
Other liabilities                                                                        2,286                    3,081
                                                                                --------------              -----------
     Total liabilities                                                                 158,490                  140,232
                                                                                --------------              -----------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,972,568 and 8,910,371 shares at 9/30/05 and 12/31/04, respectively                  8,973                    8,910
Additional paid-in-capital                                                              41,814                   40,730
Retained earnings                                                                       33,524                   29,288
Accumulated other comprehensive loss                                                      (418)                  (1,129)
Unearned compensation expense                                                             (213)                     (65)
Less - 495,537 and 391,237 shares of Common Stock in treasury,
    at cost, at 9/30/05 and 12/31/04, respectively                                      (4,761)                  (2,953)
                                                                                --------------              -----------
     Total shareholders' investment                                                     78,919                   74,781
                                                                                --------------              -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                             $      237,409              $   215,013
                                                                                ==============              ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the nine months ended
                                                                        ----------------------------------------------
                                                                                                        Sept. 30, 2004
                                                                                                        (As Restated -
                                                                        SEPT. 30, 2005                    See Note 1)
                                                                        --------------                  --------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $        4,237                  $        6,090
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                             3,660                           3,612
       Changes in assets and liabilities:
         Increase in receivables and contracts in progress                     (10,865)                        (23,890)
         Increase in accounts payable and accrued expenses                      12,526                          38,917
         Decrease/(increase) in other net assets                                 1,253                          (1,062)
                                                                        --------------                  --------------
       Total adjustments                                                         6,574                          17,577
                                                                        --------------                  --------------
       Net cash provided by operating activities                                10,811                          23,667
                                                                        --------------                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                      (3,850)                         (2,621)
                                                                        --------------                  --------------
       Net cash used in investing activities                                    (3,850)                         (2,621)
                                                                        --------------                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments to acquire treasury stock                                              (1,808)                             --
Payments for capital lease obligations                                            (434)                           (206)
Proceeds from the exercise of stock options                                        379                             933
Repayments of long-term debt                                                        --                         (13,481)
Decrease in book overdrafts                                                         --                          (1,354)
                                                                        --------------                  --------------
       Net cash used in financing activities                                    (1,863)                        (14,108)
                                                                        --------------                  --------------

       Net increase in cash and cash equivalents                                 5,098                           6,938

       Cash and cash equivalents, beginning of year                             15,471                           9,126
                                                                        --------------                  --------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                         $       20,569                  $       16,064
                                                                        ==============                  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                           $           84                  $          259
Income taxes paid                                                       $        1,539                  $        1,331

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vehicles and equipment acquired through capital lease obligations       $          555                  $          634
Equipment acquired on credit                                            $          138                  $          149
                                                                        ==============                  ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2005, we determined that accounting errors, as described below, were included in our previously issued consolidated financial statements. As a result, we have restated the accompanying condensed consolidated financial statements to correct the accounting errors described below. The following table presents the impact of the restatement on our net income and diluted earnings per share for the three and nine-month periods ended September 30, 2004 (amounts in thousands, except earnings per share). For ease of comparison, the items in the below table are presented in the order in which they will appear in our 2005 consolidated financial statements.

                                                                        For the periods ended September 30, 2004
                                                     ----------------------------------------------------------------------------
                                                             Three months ended                        Nine months ended
                                                        Amount             Diluted EPS           Amount             Diluted EPS
                                                     -------------       --------------      --------------       ---------------
Net income as originally reported                    $       3,283       $         0.38      $        9,986       $          1.18
                                                     -------------       --------------      --------------       ---------------
Restatement items, pre-tax:
  Penalties and interest on taxes (1)                         (382)                                  (1,361)
  Domestic sales and use taxes (2)                            (581)                                  (1,388)
  International payroll taxes, net (3)                        (318)                                  (1,122)
  International value added taxes, net (4)                    (134)                                    (499)
  Minority interest adjustments (5)                            (62)                                    (223)
  Sale of marketable securities (6)                             --                                     (145)
  Professional liability IBNR (7)                               --                                        4
  Unrecorded capital leases (8)                                 (2)                                      (6)
  Revenue for reimbursable taxes (9)                           323                                      971
                                                     -------------       --------------      --------------       ---------------
      Subtotal pre-tax adjustments                          (1,156)                                  (3,769)
                                                     -------------       --------------      --------------       ---------------
Income tax adjustments:
  International income taxes (10)                             (294)                                    (930)
  Income tax effects on the above (11)                          58                                      803
                                                     -------------       --------------      --------------       ---------------
Net income as restated                               $       1,891       $         0.22      $        6,090       $          0.71
                                                     =============       ==============      ==============       ===============

Our accompanying condensed consolidated financial statements for the three and nine-month periods ended September 30, 2004 are being restated to correct the following errors:

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

(9) Adjustments to record additional revenue related to certain income, payroll and value added taxes (as discussed in items (3) and (4) above and item (10) below) which are reimbursable by a customer pursuant to the terms of the related contract.

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

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED (UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF INCOME:

                                                                        For the periods ended September 30, 2004
                                                        -------------------------------------------------------------------
                                                                 Three months ended                 Nine months ended
                                                        ---------------------------------    ------------------------------
                                                        As Originally                        As Originally
                                                           Reported         As Restated         Reported       As Restated
                                                        -------------     ---------------    -------------    -------------
Total contract revenues                                 $     140,652     $       140,975    $     396,259    $     397,230

Cost of work performed                                        118,666             118,983          329,342          330,465
                                                        -------------     ---------------    -------------    -------------
            Gross profit                                       21,986              21,992           66,917           66,765

Selling, general and administrative expenses                   15,992              16,770           49,405           51,718
                                                        -------------     ---------------    -------------    -------------
            Income from operations                              5,994               5,222           17,512           15,047

Other income/(expense):
   Interest income                                                 18                  18               52               52
   Interest expense                                               (19)               (342)            (189)          (1,125)
   Other, net                                                     (24)                (85)             782              414
                                                        -------------     ---------------    -------------    -------------
            Income before income taxes                          5,969               4,813           18,157           14,388

Provision for income taxes                                      2,686               2,922            8,171            8,298
                                                        -------------     ---------------    -------------    -------------
            NET INCOME                                  $       3,283     $         1,891    $       9,986    $       6,090
                                                        -------------     ---------------    -------------    -------------

Other comprehensive loss, net of tax:
   Reclassification of accumulated unrealized gain on
     sale of marketable securities included in net
     income                                                        --                  --               --             (109)
   Foreign currency translation adjustments                       (19)                (48)              (9)             (17)
                                                        -------------     ---------------    -------------    -------------
            COMPREHENSIVE INCOME                        $       3,264     $         1,843    $       9,977    $       5,964
                                                        =============     ===============    =============    =============

            BASIC EARNINGS PER SHARE                    $        0.39     $          0.22    $        1.19    $        0.73
            DILUTED EARNINGS PER SHARE                  $        0.38     $          0.22    $        1.18    $        0.71

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED CONDENSED CONSOLIDATED BALANCE SHEET:

                                                                       December 31, 2004
                                                               ---------------------------------
                                                               As Originally
                                                                 Reported         As Restated
                                                               -------------     ---------------
                                                                       (In thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                      $      15,471     $        15,471
Receivables, net                                                      79,559              79,559
Unbilled revenues on contracts in progress                            71,280              73,852
Prepaid expenses and other                                            12,941              11,893
                                                               -------------     ---------------
     Total current assets                                            179,251             180,775
                                                               -------------     ---------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    17,879              19,013

OTHER ASSETS
Goodwill and other intangible assets, net                              8,947               8,947
Other assets                                                           5,667               6,278
                                                               -------------     ---------------
     Total other assets                                               14,614              15,225
                                                               -------------     ---------------

     TOTAL ASSETS                                              $     211,744     $       215,013
                                                               =============     ===============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                               $      48,326     $        48,723
Accrued employee compensation                                         27,278              31,596
Accrued insurance                                                      9,180               9,758
Other accrued expenses                                                13,484              25,413
Billings in excess of revenues on contracts in progress                9,705               9,704
Deferred tax liability                                                11,145              11,957
                                                               -------------     ---------------
     Total current liabilities                                       119,118             137,151
                                                               -------------     ---------------

OTHER LIABILITIES
Other liabilities                                                      6,094               3,081
                                                               -------------     ---------------
     Total liabilities                                               125,212             140,232
                                                               -------------     ---------------

SHAREHOLDERS' INVESTMENT
Common stock                                                           8,910               8,910
Additional paid-in-capital                                            40,000              40,730
Retained earnings                                                     41,769              29,288
Accumulated other comprehensive loss                                  (1,129)             (1,129)
Unearned compensation                                                    (65)                (65)
Less - Treasury stock                                                 (2,953)             (2,953)
                                                               -------------     ---------------
     Total shareholders' investment                                   86,532              74,781
                                                               -------------     ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $     211,744     $       215,013
                                                               =============     ===============

THE FOLLOWING TABLE PRESENTS THE EFFECTS OF THE ADJUSTMENTS ON THE PREVIOUSLY ISSUED (UNAUDITED) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS:

                                                                                      For the nine months ended
                                                                                          September 30, 2004
                                                                                   --------------------------------
                                                                                            (In thousands)
                                                                                   As Originally
                                                                                      Reported          As Restated
                                                                                   -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $       9,986        $     6,090
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                        3,385              3,612
        Changes in assets and liabilities:
           Increase in receivables and contracts in progress                             (22,919)           (23,890)
           Increase in accounts payable and accrued expenses                              28,450             38,917
           Decrease in other net assets                                                   (1,397)            (1,062)
                                                                                   -------------        -----------
        Total adjustments                                                                  7,519             17,577
                                                                                   -------------        -----------
        Net cash provided by operating activities                                         17,505             23,667
                                                                                   -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                                (2,835)            (2,621)
                                                                                   -------------        -----------
        Net cash used in investing activities                                             (2,835)            (2,621)
                                                                                   -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for capital lease obligations                                                        --               (206)
Proceeds from the exercise of stock options                                                  933                933
Repayments of long-term debt                                                             (13,481)           (13,481)
Decrease in book overdrafts                                                                   --             (1,354)
                                                                                   -------------        -----------
        Net cash used in financing activities                                            (12,548)           (14,108)
                                                                                   -------------        -----------

        Net increase in cash and cash equivalents                                          2,122              6,938

        Cash and cash equivalents, beginning of year                                       9,274              9,126
                                                                                   -------------        -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      11,396        $    16,064
                                                                                   =============        ===========

These restatement adjustments had the following effects on our opening balances within shareholders' investment as of January 1, 2004:

                                                                    As Previously
                                                                       Reported        Adjustments      As Restated
                                                                    -------------      -----------      -----------
Additional paid-in capital                                          $      38,298      $       236      $    38,534
Retained earnings                                                   $      29,477      $    (8,583)     $    20,894
Accumulated other comprehensive loss                                $        (912)     $       109      $      (803)
Total shareholders' investment                                      $      72,581      $    (8,238)     $    64,343
                                                                    =============      ===========      ===========

NOTE 2 - EARNINGS PER SHARE

The following table summarizes our weighted average shares outstanding for the three and nine-month periods ended September 30, 2005 and 2004. The additional shares included in diluted shares outstanding are entirely attributable to the dilutive effect of stock options.

                                        For the three months ended                For the nine months ended
                                        --------------------------                -------------------------
Weighted average shares outstanding        2005            2004                      2005            2004
-----------------------------------     ---------        ---------                ---------       ---------
Basic                                   8,474,334        8,414,238                8,514,001       8,379,174
Diluted                                 8,695,689        8,571,476                8,714,629       8,523,521

Basic and diluted earnings per share are computed based on our net income of $1,340,000 and $1,891,000 for the three-month periods ended September 30, 2005 and 2004, and $4,237,000 and $6,090,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

As of September 30, 2005 and 2004, the Company had zero and approximately 189,000 stock options outstanding, respectively, which were not included in the computations of diluted shares outstanding for the respective nine-month periods because the option exercise prices were greater than the average market prices of the common shares. Such options could potentially dilute basic earnings per share in future periods.

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

The following table reflects the required disclosures for our reportable segments (in millions):

                             TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
                                                             For the three months ended         For the nine months ended
                                                           -----------------------------     -------------------------------
                                                                             Restated                            Restated
                                                           SEPT 30, 2005   Sept 30, 2004     SEPT 30, 2005     Sept 30, 2004
                                                           -------------   -------------     -------------     -------------
ENGINEERING
Total contract revenues                                    $        96.0   $        86.0     $       281.9     $       242.0

Income from operations before Corporate overhead                     8.6             8.3              31.2              23.3
Less:  Corporate overhead                                           (3.5)           (2.9)             (9.9)             (8.5)
                                                           -------------   -------------     -------------     -------------
Income from operations                                               5.1             5.4              21.3              14.8
                                                           -------------   -------------     -------------     -------------

ENERGY
Total contract revenues                                             52.7            55.0             153.8             155.2

Income/(loss) from operations before Corporate overhead               .9             1.6              (1.1)              4.4
Less:  Corporate overhead                                           (1.3)           (1.2)             (3.8)             (3.5)
                                                           -------------   -------------     -------------     -------------
Income/(loss) from operations                                       (0.4)            0.4              (4.9)              0.9
                                                           -------------   -------------     -------------     -------------

TOTAL REPORTABLE SEGMENTS
Total contract revenues                                            148.7           141.0             435.7             397.2

Income from operations before Corporate overhead                     9.5             9.9              30.1              27.7
Less:  Corporate overhead                                           (4.8)           (4.1)            (13.7)            (12.0)
                                                           -------------   -------------     -------------     -------------
Income from operations                                               4.7             5.8              16.4              15.7
                                                           -------------   -------------     -------------     -------------

Other Corporate/Insurance expense                                   (0.6)           (0.6)             (3.3)             (0.7)
                                                           -------------   -------------     -------------     -------------

TOTAL COMPANY - INCOME FROM OPERATIONS                     $         4.1   $         5.2     $        13.1     $        15.0
                                                           =============   =============     =============     =============

                                                                                                                 Restated
                                                                                            SEPT. 30, 2005     Dec. 31, 2004
                                                                                            --------------     -------------
SEGMENT ASSETS:
Engineering                                                                                 $        118.8     $       113.7
Energy                                                                                                87.2              71.8
                                                                                            --------------     -------------
            Subtotal - segments                                                                      206.0             185.5
Corporate/Insurance                                                                                   31.4              29.5
                                                                                            --------------     -------------
            Total                                                                           $        237.4     $       215.0
                                                                                            ==============     =============

NOTE 4 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2005, no borrowings were outstanding under the Agreement; however, outstanding letters of credit totaled $7.0 million as of this date.

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

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on our recoveries with respect to claims made against us or our subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of September 30, 2005.

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

At September 30, 2005, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at September 30, 2005:

                                                              Related liability
                                        Maximum                    balance
                                      undiscounted               recorded at
(Dollars in millions)               future payments                9/30/05
-------------------------------     ---------------           -----------------
Standby letters of credit:
   Insurance related               $           6.8           $             6.8
   Other                                       0.2                          --
Performance and payment bonds                  0.1                          --
Sale of certain construction
assets (see Note 11)               $           0.6           $             0.6

Our banks issue standby letters of credit ("LOCs") on our behalf under the Agreement discussed in Note 4. As of September 30, 2005, most of these LOCs had been issued to insurance companies to serve as collateral for payments the insurers are required to make under our self-insurance programs. These LOCs may be drawn upon in the event that we do not reimburse the insurance companies for claims payments made on our behalf. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiary or our banks elect not to renew them.

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

During the first nine months of 2005, our effective income tax was 65% as compared to 58% for the same period in 2004. The increase is attributable to the lower level of profitability for foreign jurisdictions due to taxes based on deemed profits and the inability to deduct losses generated by certain foreign subsidiaries.

NOTE 7 - STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. Under the prospective method, we began expensing the fair value of all stock options granted, modified or settled effective January 1, 2003.

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

                                                                  For the three months ended         For the nine months ended
                                                                ------------------------------    -------------------------------
                                                                                   Restated                           Restated
(In thousands)                                                  SEPT. 30, 2005  Sept. 30, 2004    SEPT. 30, 2005   Sept. 30, 2004
--------------------------------------------------              --------------  --------------    --------------   --------------
Net income, as reported                                         $        1,340  $        1,891    $        4,237   $        6,090
Add: Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                              23              10                50               70
Deduct: Total stock-based employee compensation
   expense determined under fair value method, net
   of related tax effects                                                  (24)            (30)              (66)            (147)
                                                                --------------  --------------    --------------   --------------
Pro forma net income                                            $        1,339  $        1,871    $        4,221   $        6,013
                                                                ==============  ==============    ==============   ==============

                                                                  For the three months ended         For the nine months ended
                                                                ------------------------------    -------------------------------
                                                                                   Restated                           Restated
                                                                SEPT. 30, 2005  Sept. 30, 2004    SEPT. 30, 2005   Sept. 30, 2004
                                                                --------------  --------------    --------------   --------------
Reported earnings per share:
        Basic                                                   $         0.16  $         0.22    $         0.50   $         0.73
        Diluted                                                           0.15            0.22              0.49             0.71
Pro forma earnings per share:
        Basic                                                             0.16            0.22              0.50             0.72
        Diluted                                                 $         0.15  $         0.22    $         0.48   $         0.71

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                                                    SEPT. 30, 2005  Dec. 31, 2004
                                                                                                    --------------  -------------
Goodwill:                                                                                           $        1,006  $       1,006
  Engineering                                                                                                7,465          7,465
  Energy                                                                                            --------------  -------------
                                                                                                             8,471          8,471
     Total goodwill                                                                                 ==============  =============

Other intangible assets, net of accumulated amortization                                                       262            476
  of $1,738 and $1,524, respectively                                                                --------------  -------------
                                                                                                    $        8,733  $       8,947
     Goodwill and other intangible assets, net                                                      ==============  =============


Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2005, and no impairment charge was required. Similarly, no goodwill impairment charge was recorded in 2004.

Our other intangible assets balance solely comprises a non-compete agreement from our 1998 purchase of Steen Production Services, Inc. Amortization expense was $214,000 for the nine months ended September

30, 2005 and 2004. Future amortization expense on the other intangible assets balance is currently estimated to be $72,000 for the three months ending December 31, 2005 with the remaining balance of $190,000 being amortized in 2006.

NOTE 9 - CAPITAL STOCK

During 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of our Common Stock in the open market. In 2003, the Board of Directors authorized an additional repurchase of up to 500,000 shares for a total authorization of 1,000,000 shares. During the second quarter of 2005, we reactivated this share repurchase program and repurchased 104,300 treasury shares, during the second and third quarters of 2005, at market prices ranging from $16.35 to $18.56 per share, for a total price of $1.8 million. As of September 30, 2005, treasury shares totaling 520,319 had been repurchased under our Board's authorizations.

Our monthly share repurchases for the nine months ended September 30, 2005 were as follows:

                                                                  (d)Maximum
                                                                  Number (or
                                           (c) Total Number       Approximate
                                              of Shares        Dollar Value) of
                 (a) Total       (b)      Purchased as Part     Shares that May
                 Number of     Average       of Publicly       Yet Be Purchased
                  Shares     Price Paid    Announced Plans    Under the Plans or
   Period        Purchased    per Share      or Programs           Programs
-------------    ---------   ----------   -----------------   ------------------
June 1, 2005-
June 30, 2005      89,100       17.11          89,100              494,881

July 1, 2005-
July 31, 2005      15,200       18.32          15,200              479,681

As of September 30, 2005, the difference between the number of treasury shares repurchased under these authorizations and the number of treasury shares listed on the balance sheet relates to an exchange of Series B Common Stock for 23,452 Common shares which occurred during the first quarter of 2002. The remaining difference relates to 1,330 shares issued to employees as bonus share awards in the late 1990s.

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

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. ("APB")25, "Accounting for Stock Issued to Employees." SFAS 123R also amends SFAS 95, "Statement of Cash Flows," to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. The SEC subsequently amended the effective date of SFAS 123R to be effective for the first interim period after December 31, 2005 for calendar year companies. SFAS 123R requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. This statement applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. In March 2005, the SEC released Staff Accounting Bulletin No. ("SAB") 107 to assist registrants in implementing SFAS 123R while enhancing the information that investors receive. The FASB has also issued interpretative guidance. We will adopt the provisions of SFAS 123R on January 1, 2006 and expect to use the modified prospective application method in our adoption of SFAS 123R. SFAS 123R will not have a material impact on our consolidated financial statements since we have been recording our stock-based compensation expense under the fair value method in accordance with SFAS 123 since January 1, 2003.

In December 2004, the FASB issued SFAS 153 "Exchanges of Nonmonetary Assets - an Amendment of APB No. 29." APB 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted the provisions of this statement effective July 1, 2005, and there was no impact on our consolidated financial statements.

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

NOTE 11 - SUBSEQUENT EVENTS

During the fourth quarter of 2005, we became aware of new information related to a partially self-insured general liability insurance claim. After consideration of this new information, we determined that our self-insurance reserve related to this claim should be increased by $0.5 million as of June 30, 2005. This adjustment reduced our Energy segment's pre-tax income by $0.5 million for the nine-month period ended September 30, 2005.

During 2000, we sold certain assets associated with our former heavy & highway construction business to A&L, Inc. In October 2003, A&L filed a lawsuit against us alleging misrepresentation and breach of warranty in connection with the asset sale. In March 2006, a settlement was reached under which all claims were released by both parties. The settlement required our payment of $625,000 to A&L, as well as our forgiveness of certain receivables totaling $850,000, for which we had previously recorded reserves totaling $600,000. The resultant effects of this settlement were recorded during the second quarter of 2005. These adjustments increased our Corporate overhead expense (which is allocated between the Engineering and Energy segments) and reduced pre-tax income by $0.9 million for nine-month period ended September 30, 2005.

During the second quarter of 2006, we became aware of new information related to a partially insured professional liability insurance claim. After consideration of this new information, we determined that our self-insurance reserve related to this claim should be increased by $1.25 million as of June 30, 2005. This adjustment reduced our pre-tax income by $1.25 million for the nine-month period ended September 30, 2005.

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

Since its approval in 1998, the Federal government's TEA-21 legislation has made significant transportation infrastructure funding available to the various state agencies. TEA-21 expired on September 30, 2003, but was extended 11 times at previous current funding levels. During the last extension period which ended in May 2005, the U.S. Congress approved a new, six-year $286 billion measure entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act-A Legacy for Users. This new level of guaranteed funding reflects an increase of approximately 46% over the TEA-21 levels. The most significant impact of the numerous extensions of TEA-21 was that many states were unable or unwilling to make sizeable long-term investments in major transportation infrastructure projects. This, in turn, has had a marginally adverse impact on our transportation planning, design and construction management activity to date in 2005. However, with the new bill now enacted, we expect to see increasing activity occurring in the second half of 2006 and into 2007. From 2002 through the first nine months of 2005, we have observed increased Federal spending activity on Departments of Defense ("DoD") and Homeland Security ("DHS") activities, including the Federal Emergency Management Agency ("FEMA"). To mitigate the effect of the state transportation budget constraints on our business, management has focused more marketing and sales activity on these agencies (DoD and DHS) of the Federal government. As a result of this strategy, we increased our revenues from U.S. Federal government contracting activity in excess of 100 percent since 2002. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $590 million of this contract value was included in our backlog as of September 30, 2005. In addition, during 2004, we were selected for several indefinite delivery/indefinite quantity task order contracts by the U.S. Army Corps of Engineers, U.S. Air Force and the U.S. National Guard. During 2004, we were also selected for several contracts with the Mineral Management Service, agencies within the U.S. Department of Transportation, DHS (which includes FEMA, US-VISIT and the U.S. Coast Guard), the Department of Energy, and the Federal Bureau of Investigation.

During the third quarter of 2005, we received a three-year, indefinite delivery/indefinite quantity contract with a potential maximum value of $3 million from the Savannah District, U.S. Army Corp of Engineers. In the first quarter of 2005, we were selected for a five-year indefinite delivery/indefinite quantity contract with a potential maximum value of $30 million by the U.S. Army Corp of Engineers, Transatlantic Programs Center.

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

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for ongoing operations for the periods ended September 30, 2005 and 2004 (dollars in millions). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations.

                               TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
----------------------------------------------------------------------------------------------------------------------
                                                     For the three months ended           For the nine months ended
                                                  --------------------------------     -------------------------------
                                                                       Restated                            Restated
                                                  SEPT. 30, 2005    Sept. 30, 2004     SEPT. 30, 2005   Sept. 30, 2004
                                                  --------------    --------------     --------------   --------------
ENGINEERING
Total contract revenues                           $         96.0    $         86.0     $        281.9   $        242.0

Income from operations before Corporate overhead             8.6               8.3               31.2             23.3
   Percentage of Engineering revenues                        9.0%              9.7%              11.1%             9.6%
Less:  Corporate overhead                                   (3.5)             (2.9)              (9.9)            (8.5)
   Percentage of Engineering revenues                       (3.7)%            (3.4)%             (3.5)%           (3.5)%
                                                  --------------    --------------     --------------   --------------
Income from operations                                       5.1               5.4               21.3             14.8
   Percentage of Engineering revenues                        5.3%              6.3%               7.6%             6.1%
                                                  ==============    ==============     ==============   ==============

                                                        For the three months ended             For the nine months ended
                                                     --------------------------------      ----------------------------------
                                                                          Restated                                Restated
                                                     SEPT. 30, 2005    Sept. 30, 2004      SEPT. 30, 2005      Sept. 30, 2004
                                                     --------------    --------------      --------------      --------------
ENERGY
Total contract revenues                                        52.7              55.0               153.8               155.2

Income/(loss) from operations before Corporate
   overhead                                                     0.9               1.6                (1.1)                4.4
   Percentage of Energy revenues                                1.7%              2.9%               (0.7)%               2.8%
Less:  Corporate overhead                                      (1.3)             (1.2)               (3.8)               (3.5)
   Percentage of Energy revenues                               (2.5)%            (2.2)%              (2.5)%              (2.2)%
                                                     --------------    --------------      --------------      --------------
Income/(loss) from operations                                  (0.4)              0.4                (4.9)                0.9
   Percentage of Energy revenues                               (0.8)%             0.7%               (3.2)%               0.6%
                                                     --------------    --------------      --------------      --------------

TOTAL REPORTABLE SEGMENTS
Total contract revenues                                       148.7             141.0               435.7               397.2

Income from operations before Corporate overhead                9.5               9.9                30.1                27.7
   Percentage of total reportable segment revenues              6.5%              7.0%                6.9%                7.0%
Less:  Corporate overhead                                      (4.8)             (4.1)              (13.7)              (12.0)
   Percentage of total reportable segment revenues             (3.3)%            (2.9)%              (3.1)%              (3.0)%
                                                     --------------    --------------      --------------      --------------
Income from operations                                          4.7               5.8                16.4                15.7
   Percentage of total reportable segment revenues              3.2%              4.1%                3.8%                4.0%
                                                     --------------    --------------      --------------      --------------

Other Corporate/Insurance expense                              (0.6)             (0.6)               (3.3)               (0.7)
                                                     --------------    --------------      --------------      --------------
TOTAL COMPANY - INCOME FROM OPERATIONS               $          4.1    $          5.2      $         13.1      $         15.0
   Percentage of total Company revenues                         2.8%              3.7%                3.0%                3.8%
                                                     ==============    ==============      ==============      ==============

TOTAL CONTRACT REVENUES

Total contract revenues increased 6% in the third quarter of 2005 relative to the third quarter of 2004. Engineering revenues for the third quarter of 2005 increased 12% from the third quarter of 2004. Engineering's revenues were positively impacted by the previously mentioned map modernization program management project with FEMA, which commenced near the end of the first quarter of 2004. In addition, as a result of achieving certain performance levels on this FEMA project during the first quarter of 2005, the Engineering segment recognized revenue totaling $1.8 million during the third quarter of 2005. Total revenue from FEMA was $30 million in the third quarter of 2005 versus $17 million in the third quarter of 2004. Much of the FEMA revenue growth was associated with the cost of building the information infrastructure required for the project. In the Energy segment, revenues for the third quarter of 2005 decreased 4% from the same period in 2004. This decrease was associated with lower revenues on certain contracts in Energy's computerized maintenance management and operations assurance ("CMMS") business, as partially offset by revenue increases associated with the addition of the aforementioned ASOP Managed Services and Storm Cat Energy projects. The lower third quarter 2005 revenues associated with CMMS contracts were due to the wind down of several projects during late 2004 and the first nine months of 2005. Also negatively impacting Energy revenues in the third quarter of 2005 was our loss of certain offshore projects in the Gulf of Mexico, where properties were sold and we were not able to retain the contracts with the new owners.

For the first nine months of 2005, total contract revenues increased 10% over the corresponding period in 2004. In the Engineering segment, revenues increased 17% in the first nine months of 2005 as compared to the first nine months of 2004. Again, Engineering revenues were positively impacted by the map modernization program management project with FEMA, which included revenue for the first nine months of 2005 totaling $4.7 million related to the achievement of certain performance levels on the FEMA project. Total revenue from FEMA was $90 million in the first nine months of 2005 versus $43 million in the first nine months of 2004. Much of the FEMA revenue growth was associated with the cost of building the information infrastructure for the project. In the Energy segment, revenues for the first nine months of 2005 decreased 1% over the first nine months of 2004. Similar to the third quarter of 2005, this decrease was associated with lower revenues on certain contracts in Energy's CMMS business, as partially offset by revenue increases associated with the addition of the aforementioned ASOP Managed Services and Storm Cat Energy projects. Also negatively impacting Energy revenues in the first nine months of 2005 was our loss of certain offshore projects in the Gulf of Mexico, where properties were sold and we were not able to retain the contracts with the new owners.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 14.0% for the third quarter of 2005 from 15.6% in the third quarter of 2004. The Engineering segment's gross profit percentage decreased to 17.1% in the third quarter of 2005 from 19.1% in the third quarter of 2004. With respect to FEMA, the positive effect of the aforementioned incentive award (which had no associated costs) was more than offset by a higher use of subcontractors (at lower margins) in the third quarter of 2005. The Energy segment's gross profit percentage decreased to 9.4% in the third quarter of 2005 from 11.2% in the third quarter of 2004. Negatively impacting Energy gross profit expressed as a percentage of revenues in the third quarter of 2005 was our loss of certain offshore projects in the Gulf of Mexico, where properties were sold and we were not able to retain the contracts with the new owners. In addition, unfavorable developments in workers' compensation claims had a negative impact on the Energy segment's gross profit during the third quarter of 2005.

For the first nine months of 2005, gross profit expressed as a percentage of revenues decreased to 14.2% from 16.8% in 2004. The Engineering segment's gross profit percentage decreased to 19.3% in the first nine months of 2005 from 20.3% in the first nine months of 2004. With respect to FEMA, the positive effect of the aforementioned incentive award (which had no associated costs) was more than offset by a higher use of subcontractors (at lower margins) in the first nine months of 2005. The Energy segment's gross profit percentage decreased to 6.9% in the first nine months of 2005 from 11.8% in the first nine months of 2004. Energy's gross profit expressed as a percentage of revenues in the first nine months of 2005 was adversely affected by the previously mentioned loss of certain projects in the Gulf of Mexico and the resulting change in our contract mix toward lower margin labor-based contract, and the delays and cancellations of contracts in our CMMS business. We also increased our reserve for medical insurance claims by $0.7 million during the first nine months of 2005 and the majority of this expense was allocated to cost of work performed, thereby reducing gross profit for both the Engineering and Energy segments. Our gross profit for the first nine months of 2005 was further unfavorably impacted by $1.75 million as a result of the two subsequent events relating to insurance claims that are further discussed in Note 11 to the accompanying financial statements. Additionally, higher costs related to workers' compensation and general liability claims had a negative impact on our Energy segment's gross profit for the first nine months of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, were flat in the third quarter of 2005 as compared to the third quarter of 2004. SG&A expenses expressed as a percentage of total contract revenues decreased to 11.2% in the third quarter of 2005 from 11.9% in the third quarter of 2004. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 11.8% in the third quarter of 2005 from 12.8% in the third quarter of 2004. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 10.2% in the third quarter of 2005 from 10.4% in the third quarter of 2004. These decreases in SG&A expenses expressed as a percentage of revenues primarily reflect the combination of significantly lower incentive compensation expense in both segments for the third quarter of 2005 and the 6% increase in revenues. Corporate overhead expense increased by $0.8 million in the third quarter of 2005, primarily as the result of higher compensation-related costs and professional fees.

SG&A expenses, including Corporate overhead, decreased by $3.0 million for the first nine months of 2005 as compared to the comparable period in 2004. Similarly, SG&A expenses expressed as a percentage of total contract revenues decreased to 11.2% in the first nine months of 2005 from 13.0% in the first nine months of 2004. In the Engineering segment, SG&A expenses expressed as a percentage of revenues decreased to 11.8% in the first nine months of 2005 from 14.2% in the first nine months of 2004. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 10.1% in the first nine months of 2005 from 11.2% in the first nine months of 2004. These decreases in SG&A expenses expressed as a percentage of revenues primarily reflect the combination of significantly lower incentive compensation expense in both segments for the first nine months of 2005 and the 10% increase in revenues. In addition to significantly lower incentive compensation expense being recorded in the first nine months of 2005 due to our 2005 financial performance, amounts previously accrued at December 31, 2004 under our long-term incentive compensation plan and totaling $0.5 million were reversed in the second quarter of 2005 when such amounts were no longer considered to be payable under the plan. Offsetting these decreases in SG&A expenses expressed as a percentage of revenues was the effect of our settling the A&L litigation. As discussed in Note 11 to the accompanying financial statements, this settlement had the effect of increasing our SG&A expenses (specifically Corporate overhead expense) by $0.9 million in the second quarter of 2005. Aside from the effect of this litigation settlement, Corporate overhead expense increased by $0.8 million for the first nine months of 2005, primarily due to higher compensation-related costs and professional fees.

OTHER INCOME

Interest income was higher for both the third quarter and first nine months of 2005 as compared to the third quarter and first nine months of 2004. We were in a net borrowed position during the third quarter and first nine months of 2004 versus a net invested position during the third quarter and first nine months of 2005. Interest expense was approximately $0.35 million for the third quarters of both 2005 and 2004, and $1.1 million for the first nine months of both 2005 and 2004. Interest expense consists primarily of accruals related to our underpayment of income, payroll, value added, and sales and use taxes in our Energy segment (see further discussion in Note 1 to the accompanying financial statements). Other expense for the third quarter and first nine months of 2005 included a write-down totaling $0.6 million associated with an unconsolidated Energy subsidiary as the result of Hurricanes Katrina and Rita. Other expense for the third quarter of 2004 was negligible, while other income for first nine months of 2004 was primarily attributable to a first quarter 2004 gain of

INCOME TAXES

We had a provision for income taxes of 65% for the first nine months of 2005 up from 58% in the first nine months of 2004. The effective rate of 65% reflects our forecasted effective rate for the year ending December 31, 2005. The variance between the United States ("U.S.") federal statutory rate and the effective rate for these periods is due primarily to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed income basis.

CONTRACT BACKLOG

(In millions)                               SEPT. 30, 2005         Dec. 31, 2004
-------------                               --------------         -------------
Engineering                                 $      1,145.3         $     1,115.2
Energy                                               231.2                 284.3
                                            --------------         -------------
      Total                                 $      1,376.5         $     1,399.5
                                            ==============         =============

Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Certain of our contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

As of September 30, 2005 and December 31, 2004, $590 million and $678 million of our backlog, respectively, relates to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nations flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term and amounts recorded as revenues on a periodic basis are reduced from backlog. Most purchase orders have cancellation clauses with thirty-day notice provisions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $10.8 million and $23.7 million for the first nine months of 2005 and 2004, respectively. The decrease in cash provided by operating activities for the first nine months of 2005 resulted primarily from decreases in our accounts payable and other accrued expense balances due to higher FEMA-related payables at year-end 2004 and the payment incentive compensation during the first quarter of 2005.

Net cash used in investing activities was $3.9 million and $2.6 million for the first nine months of 2005 and 2004, respectively. These amounts reflect only capital expenditures for both periods. We expect that our full-year 2005 capital expenditures will approximate $7.1 million. The 2005 and 2004 amounts primarily relate to computer software and equipment purchases totaling $2.1 million and $1.4 million and office and field equipment purchases totaling $1.4 million and $1.1 million, respectively. In addition to capital expenditures, we acquire computer equipment, including software, as well as office space, furniture and fixtures, motor vehicles, and other equipment through operating leases. The use of operating leases reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.

Net cash used in financing activities was $1.9 million and $14.1 million for the first nine months of 2005 and 2004, respectively. The cash used in financing activities for the first nine months of 2005 primarily relates to the payment of $1.8 million for the repurchase of common stock under our stock repurchase program. The cash usage for the first nine months of 2004 primarily relates to the repayment of long-term debt totaling $13.5 million and a decrease in book overdrafts of $1.4 million. The difference between the aforementioned activity and the net cash usage in both nine-month periods, relates to proceeds from the exercise of stock options and payments on capital lease obligations.

Working capital increased to $46.3 million at September 30, 2005 from $43.6 million at December 31, 2004. Our current ratios were 1.30:1 at the end of the third quarter of 2005 and 1.32:1 as of year-end 2004.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2005, only letters of credit totaling $7.0 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We expect to be in compliance with these financial covenants for at least the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate investments (included in cash and cash equivalents), which totaled $19.3 million as of September 30, 2005. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 2.00% as of June 30, 2005, to a weighted average interest rate of 1.80%), annual interest income would be approximately $38,000 lower in 2005 based on the outstanding balance of variable-rate investments as of September 30, 2005. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2005. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of September 30, 2005:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the third quarter of 2005, we decommissioned our existing procurement system in one segment and implemented Oracle Procurement within that segment. In addition, there were changes, as discussed below, in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                  Dated: August 15, 2006
---------------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                    Dated: August 15, 2006
---------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)