Form 10-K
period 2005-12-31
BAKER MICHAEL CORP
filed 2006-08-15
CIK 9263

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         COMMISSION FILE NUMBER 1-6627

                           MICHAEL BAKER CORPORATION
              (Exact name of Company as specified in its charter)

                     PENNSYLVANIA                                            25-0927646
           (State or other jurisdiction of                                (I.R.S. Employer
            incorporation or organization)                              Identification No.)

                AIRSIDE BUSINESS PARK,                                         15108
                  100 AIRSIDE DRIVE,                                         (Zip Code)
                  MOON TOWNSHIP, PA
       (Address of principal executive offices)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [ ]     No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]     No [X]

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark if the registrant is a shell company of the Act (as
defined in Rule 12b-2) of the Act). Yes [ ]     No [X]

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2005 (the last business day of the Company's most recently completed second fiscal quarter) was $115.0 million. This amount is based on the closing price of the Company's Common Stock on the American Stock Exchange for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company's Employee Stock Ownership Plan are not included in the computation.

As of June 30, 2006, the Company had 8,499,988 outstanding shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                   PARTS OF FORM 10-K INTO WHICH
                       DOCUMENT                                       DOCUMENT IS INCORPORATED
                       --------                                    -----------------------------
Financial Section of Annual Report to Shareholders for                         I, II
           the year ended December 31, 2005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MICHAEL BAKER CORPORATION
             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                 TABLE CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business                                                        4
Item 1A.          Risk Factors                                                    8
Item 1B.          Unresolved Staff Comments                                      11
Item 2.           Properties                                                     11
Item 3.           Legal ProceedingS                                              11
Item 4.           Submission of Matters to a Vote of Security Holders            11

                                      PART II
Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities              12
Item 6.           Selected Consolidated Financial Data                           13
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                       13
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk                                                           13
Item 8.           Financial Statements and Supplementary Data                    14
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                       14
Item 9A.          Controls and Procedures                                        14
Item 9B.          Other Information                                              18

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant             18
Item 11.          Executive Compensation                                         19
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                     23
Item 13.          Certain Relationships and Related Transactions                 24
Item 14.          Principal Accountant Fees and Services                         25

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedules                        26

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of
Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in our relationship and/or contracts with the Federal Emergency Management Agency ("FEMA"); changes in anticipated levels of government spending on infrastructure, including the Safe, Accountable, Flexible, Efficient Transportation Equity Act -- A Legacy for Users ("SAFETEA-LU"); changes in loan relationships or sources of financing; changes in management; changes in information systems; and costs to comply with the requirements of the Sarbanes-Oxley Act of 2002. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

                                EXPLANATORY NOTE

In this Form 10-K, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

As discussed in Note 2 to the accompanying consolidated financial statements included in Exhibit 13.1, this Annual Report on Form 10-K includes the restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003. The impact of these errors also required the restatement of our Selected Financial Data included in Exhibit 13.1 for the 2001 and 2002 fiscal years.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Michael Baker Corporation ("we," "us," or "our") was founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through our operating subsidiaries, we provide engineering and energy expertise for public and private sector clients worldwide.

Information regarding the amounts of revenues, income from operations before Corporate overhead allocations, total assets, capital expenditures, and depreciation and amortization expense attributable to our reportable segments is contained in Note 5 to the consolidated financial statements, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2006 by Engineering News Record magazine, based on total engineering revenues for 2005, we ranked 37(th) among the top 500 U.S. design firms; 13(th) among "pure design" firms; 24(th) among program management firms; 11(th) in water and water supply, including 21(st) in sanitary and storm sewers; 25(th) among site assessment and compliance firms; 16(th) among transportation design firms, including 22(nd) in highways, 11(th) in bridges and 25(th) in airports; 31(st) among construction management-for-fee firms; 19(th) in transmission lines and aqueducts; 17(th) in pipelines (petroleum); 10(th) in distribution and warehouses (general building); and 60(th) among environmental firms. In addition, we believe that we are one of the largest providers of outsourced operations and maintenance services to the energy industry in the Gulf of Mexico.

STRATEGY

Our strategy is based on four concepts: maximizing growth, optimizing profitability, innovating and leveraging.

MAXIMIZING GROWTH -- We seek to maximize growth by securing larger and more complex projects and program management opportunities in both the Engineering and Energy segments in the United States and abroad. The addition of the Multi-hazard flood mapping and modernization program ("MHFMM") with FEMA is a prime example of our execution of this concept.

OPTIMIZING PROFITABILITY -- We seek to optimize our profitability through long-term, performance based contracting vehicles. This strategy is evident in our recent wins, including contracts such as the FEMA contract mentioned above for the Engineering segment, and the onshore managed services contracts for the Energy segment.

INNOVATING -- We strive to constantly and consistently innovate ways to deliver services to our clients. We utilize mapping and geographic information technology in a number of innovative ways, including the estimates to damage of homes and other facilities in the aftermath of Hurricane Katrina.

LEVERAGING -- We strive to leverage our expertise in the Engineering and Energy segments to enhance our competitive position with customers. This is most evident in Sheridan, Wyoming, where we have brought both segments together to assist our client there in the safe, efficient and compliant production of coal bed methane gas.

BUSINESS SEGMENTS

Our business segments have been determined based on how executive management makes resource decisions and assesses our performance. Our two reportable segments are Engineering and Energy. Information regarding these business segments is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The following briefly describes our business segments:

ENGINEERING -- Our Engineering segment provides a variety of design and related consulting services, principally in the U.S. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems. The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. This segment also provides services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets. This segment is susceptible to upward and downward fluctuations in federal and state government spending.

Our transportation services have benefited from the U.S. government's federal transportation infrastructure legislation (SAFETEA-LU) in recent years. Additionally, we have benefited from increased federal government spending in the Departments of Defense and Homeland Security, including FEMA, US-VISIT and the Coast Guard. We partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation and civil infrastructure markets.

ENERGY -- Our Energy segment provides a full range of services to operating energy production facilities worldwide. This segment's comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. The Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for our own account or own any oil or natural gas reserves.

One delivery method employed by the segment is Managed Services, an operating model that has broadened the Energy segment's service offerings in the offshore Gulf of Mexico and the onshore United States. This model has the potential to enhance our operating margins as well as our clients'. Onshore, we have taken over full managerial and administrative responsibility for clients' producing properties. Offshore, the segment has organized a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, we are working under Managed Services agreements with oil and gas producers in the Gulf of Mexico and in the Powder River Basin in Wyoming and Montana.

The segment also operates in over a dozen foreign countries, with major projects in Venezuela, Thailand, Trinidad, Algeria and Nigeria. The local political environment in certain of these countries subjects our related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon past experience with these clients, after giving effect to our related allowance for doubtful accounts balance at December 31, 2005, we believe that these receivable balances will be fully collectible. This segment also has exposure to currency related gains and losses but a substantial amount of our foreign transactions are settled in the same currency, thereby greatly reducing our exposure to material currency transaction gains and losses.

DOMESTIC AND FOREIGN OPERATIONS

For the years ended December 31, 2005, 2004 and 2003, approximately 88%, 88% and 87% of our total contract revenues, respectively, were derived from work performed for U.S.-based clients within the United States. Further financial information regarding our domestic and foreign operations is contained in Notes 5 and 12 to the consolidated financial statements, which are included within
Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference. Of our domestic revenues, the majority comprises engineering work performed in the Mid-Atlantic region of the U.S. and operations and maintenance work performed by our Energy segment in Texas, Louisiana, Wyoming, Montana and the Gulf of Mexico. Our international revenues are derived primarily from our Energy segment.

BACKLOG

(IN MILLIONS)                              DECEMBER 31, 2005   DECEMBER 31, 2004
-------------                              -----------------   -----------------
Engineering                                    $1,109.2            $1,115.2
Energy                                            212.6               284.3
                                               --------            --------
Total                                          $1,321.8            $1,399.5
                                               ========            ========

Our backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of our contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized. Of our total backlog at December 31, 2005, amounts totaling $183 million and $165 million are expected to be recognized as revenue within the next year by our Engineering and Energy segments, respectively.

As of December 31, 2005 and 2004, $566 million and $678 million of our backlog, respectively, relates to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nations flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term and amounts recorded as revenues on a periodic basis are reduced from backlog. Most purchase orders have cancellation clauses with thirty-day notice provisions. Oil and gas industry merger, acquisition and divestiture programs affecting our clients can result in increases or decreases in our Energy segment's backlog.

There is no direct correlation between our total backlog amounts and our annual total contract revenues. Further, our backlog amounts do not represent a guarantee of future revenues or results of operations. In the case of multi-year contracts, total contract revenues are spread over several years and correspond to the timing of the contract rather than our fiscal year. Many multi-year contracts, particularly with agencies of the U.S. government, provide for optional renewals on the part of the customer. Our experience has been that these optional contract renewals have generally been exercised. Engineering backlog generally is highest during the last quarter of our fiscal year because that corresponds to the first quarter of the U.S. government's fiscal year, which is when many government contract renewals occur.

SIGNIFICANT CUSTOMERS

Contracts with various branches of the U.S. government accounted for 31%, 26% and 17% of our total contract revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our contracts with FEMA accounted for approximately 20% and 15% of our revenues in 2005 and 2004, respectively. No individual customer accounted for more than 10% of our total contract revenues in 2003.

COMPETITIVE CONDITIONS

Our business is highly competitive with respect to all principal services we offer. Our Engineering and Energy segments compete with numerous public and private firms that provide some or all of the services that we provide. In the Engineering segment, our competitors range from large national and international firms such as Parsons Brinkerhoff Inc., CH2M Hill Companies, PBS&J, Tetra Tech, URS Corporation and CDM to a vast number of smaller, more localized firms. In the Energy segment, we compete with units of the Wood Group and Bristow Group.

The competitive conditions in our businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors' qualifications and experience. Our business segments employ cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

We believe that the principal competitive factors (in various orders of importance) in the areas of services we offer are quality of service, reputation, experience, technical proficiency, local geographic presence and cost of service. We believe that we are well positioned to compete effectively by emphasizing the quality of services we offer and our widely known reputation in providing professional engineering services in the Engineering segment and technical and operations and maintenance services in the Energy segment. We are also dependent upon the availability of staff and our ability to recruit.

SEASONALITY

Based upon our experience, our Engineering segment's total contract revenues and income from operations have historically been lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact our performance of construction management services. Our Energy segment is not as directly impacted by seasonal weather conditions.

PERSONNEL

At December 31, 2005, we had 4,817 total employees. Of this year-end 2005 total, our Engineering segment had 2,217 employees, our Energy segment had 2,546 employees, and our Corporate staff included 54 employees. Certain employees of our 53%-owned Nigerian subsidiary are subject to an industry-based in-country collective bargaining agreement. The remainder of our workforce is not subject to collective bargaining arrangements. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

The following represents a listing of our executive officers as of December 31, 2005.

Donald P. Fusilli, Jr. -- Age 54; President and Chief Executive Officer since April 2001. Mr. Fusilli has been employed by us in various capacities since 1973, including President and Chief Operating Officer from 2000 to 2001, and Executive Vice President of our Energy segment from 1994 to 2000.

William P. Mooney -- Age 55; Executive Vice President and Chief Financial Officer since June 2000. Prior to joining us, Mr. Mooney served as Executive Vice President and Chief Financial Officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000.

H. James McKnight -- Age 61; Executive Vice President, General Counsel and Secretary since June 2000. Mr. McKnight has been employed by us since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Monica L. Iurlano -- Age 48; Executive Vice President and Chief Resources Officer since May 2002. Ms. Iurlano previously served as Vice President of Human Resources with L.B. Foster from 1999 to May 2002. Prior to joining L.B. Foster, Ms. Iurlano served in various management positions at Highmark Blue Cross Blue Shield from 1995 to 1999. Ms. Iurlano was also previously employed by us from 1992 to 1995 as our Benefits Manager.

Craig O. Stuver -- Age 45; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer since April 2001. Prior to joining us, Mr. Stuver served as a vice president of finance for Marconi Communications from September 2000 to April 2001. Mr. Stuver was also previously employed by us from

1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

Bradley L. Mallory -- Age 53; President of our Engineering segment since October 2003. Mr. Mallory previously served as a Senior Vice President from March 2003 through September 2003. Prior to joining us, Mr. Mallory worked in various management capacities with the Pennsylvania Department of Transportation, including Department Secretary from 1995 to 2003.

Richard W. Giffhorn -- Age 56; President of our Energy segment since September 2002. Prior to joining our Energy segment, Mr. Giffhorn was a self-employed consultant in 2001 and 2002, and previously served as Vice President of Operations for Baker Hughes INTEQ in Houston, Texas, from 1993 to 2000. In June 2006, Mr. Giffhorn resigned from his executive officer position.

John D. Whiteford -- Age 46; Executive Vice President of Michael Baker Jr., Inc., a subsidiary, and Manager of our North Region since June 2000. Mr. Whiteford previously served in various capacities with us since 1983, including Vice President of our Energy segment from 1997 to 2000.

James B. Richards -- Age 59; Executive Vice President of Michael Baker Jr., Inc. and Manager of our South Region since June 2000. Since joining us in 1996, Mr. Richards served as Vice President of Michael Baker Jr., Inc. and Regional Manager of our Southeast Region from 1996 to 2000.

Rex P. Doyle -- Age 47; Senior Vice President of our Energy segment since September 2003. Mr. Doyle also served as Vice President of Sales and Marketing for our Energy segment from September 2002 to September 2003 and held various management positions at the Corporate level from August 2000 through August 2002. Prior to joining us in August 2000, Mr. Doyle served as Director of Account Management for Enron from 1999 to July 2000. In April 2006, Mr. Doyle resigned from his executive officer position.

Our executive officers serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

AVAILABLE INFORMATION

Our Internet website address is www.mbakercorp.com. We post our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports to our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. These reports and any amendments to them are also available at the website of the Securities and Exchange Commission ("SEC"), http://www.sec.gov. We also post press releases, earnings releases, the Code of Ethics for Senior Officers and the Charters related to the Governance and Nominating Committee, Audit Committee and Compensation Committee to our website. Our website and the information contained on it are not incorporated by reference into this Form 10-K.

ITEM 1A.  RISK FACTORS

In addition to other information referenced in this report, we are subject to a number of specific risks outlined below. If any of these risks or uncertainties actually occur, our business, financial condition, results of operations and cash flows, and the market price of our common stock could be materially affected.

CHANGES AND FLUCTUATIONS IN THE U.S. GOVERNMENT'S SPENDING PRIORITIES COULD MATERIALLY AFFECT OUR FUTURE REVENUE AND GROWTH PROSPECTS.

Our primary customers, which compose a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any significant changes and fluctuations in the government's spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams.

Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

OUR ABILITY TO ATTRACT, TRAIN, AND RETAIN PROFESSIONAL PERSONNEL OF THE HIGHEST QUALITY IS A COMPETITIVE ADVANTAGE. OUR FUTURE INABILITY TO DO SO WOULD ADVERSELY AFFECT OUR COMPETITIVENESS.

Our contract obligations in our engineering and energy markets are performed by our staff of well-qualified engineers, technical professionals, and management personnel. Our future growth potential requires the effective attraction, training, and retention of these employees. Our inability to retain these well-qualified personnel and recruit additional well-qualified personnel would adversely affect our business performance and limit our ability to perform new contracts.

DUE TO THE NATURE OF THE WORK WE PERFORM TO COMPLETE ENGINEERING AND ENERGY CONTRACTS, WE ARE SUBJECT TO POTENTIAL LIABILITY CLAIMS AND CONTRACT DISPUTES.

Our engineering and energy contracts often involve large projects where design, construction, or systems failures could result in substantially large or punitive damages for which we could have liability. We maintain insurance coverage through various policies which are intended to reduce our financial exposure to any potential liabilities or future claims.

We may also experience a delay or withholding of payment for services due to performance disputes. If we are unable to resolve these disputes and collect these payments, we would incur profit reductions and reduced cash flows.

WE ARE SUBJECT TO PROCUREMENT LAWS AND REGULATIONS ASSOCIATED WITH OUR GOVERNMENT CONTRACTS. IF WE DO NOT COMPLY WITH THESE LAWS AND REGULATIONS, WE MAY BE PROHIBITED FROM COMPLETION OF OUR EXISTING GOVERNMENT CONTRACTS OR SUSPENDED FROM GOVERNMENT CONTRACTING AND SUBCONTRACTING FOR SOME PERIOD OF TIME.

Our compliance with the laws and regulations relating to the formation, administration, and performance of these contracts is dependent upon our ability to ensure that we properly design and execute compliant procedures.

Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue.

WE ARE SUBJECT TO ROUTINE U.S. GOVERNMENT AUDITS RELATED TO OUR GOVERNMENT CONTRACTS. IF AUDIT FINDINGS ARE UNFAVORABLE, WE COULD EXPERIENCE A REDUCTION IN OUR PROFITABILITY.

Our government contracts are subject to audit by the U.S. government. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to federal government regulations.

We are subject to audits for several years after payment for services has been received. Based on these audits, the U.S. government may adjust or seek reimbursement for previously paid amounts. As a result, we could experience negative effects to our revenue, profits, and cash flow.

WE ARE SUBJECT TO UNPREDICTABLE ECONOMIC CYCLES. A WEAKENING OF DOMESTIC AND INTERNATIONAL ECONOMIES MAY RESULT IN A REDUCTION IN OUR REVENUES, PROFITS, AND FINANCIAL CONDITION.

Our engineering and energy services are affected by the overall level of economic activity within our target markets. Economic activity is subject to volatility that is due to a variety of factors that are beyond our control.

Our private and government clients may change spending priorities due to economic downturns. Additionally, downturns may result in delayed or failed payments by some customers as well as delays in committing to new contracts.

OUR INABILITY TO CONTINUE TO WIN OR RENEW GOVERNMENT CONTRACTS COULD RESULT IN MATERIAL REDUCTIONS IN OUR REVENUES AND PROFITS.

We have increased our contract activity with the U.S. federal government in recent years.

If our relationship or reputation with the federal government deteriorates for any reason and affects our ability to win new contracts or renew existing ones, we could experience a material revenue decline.

OUR INVOLVEMENT IN PARTNERSHIPS EXPOSES US TO ADDITIONAL LEGAL AND MARKET REPUTATION DAMAGES.

Our methods of service delivery include partnerships and other ventures. If our partners fail to perform in a satisfactory and timely manner, we may be exposed to claims for damages that are a result of a partner's performance. We could also suffer contract termination and damages to our reputation as a result of a partner's performance.

WE ARE ENGAGED IN HIGHLY COMPETITIVE MARKETS THAT POSE CHALLENGES TO CONTINUED REVENUE GROWTH.

Our business is characterized by competition for contracts within the government and private sectors in which service contracts are typically awarded through competitive bidding processes. We compete with a large number of other service providers who offer the principal services we offer. In this competitive environment, we must provide technical proficiency, quality of service, and experience to ensure future contract awards and revenue and profit growth.

OUR DEPENDENCE ON OTHER CONTRACTORS AND SUBCONTRACTORS INCREASES PROFIT UNCERTAINTY FOR OUR INDIVIDUAL CONTRACTS.

Our service delivery model frequently includes subcontracts, joint ventures, and other contractual agreements with other contractors and subcontractors when bidding for and completing projects. If our partners are unable to provide quality services in a timely manner, our ability to perform the contracted services and meet expected profit levels could be compromised.

OUR INTERNATIONAL BUSINESS OPERATIONS ARE SUBJECT TO UNIQUE RISKS AND CHALLENGES THAT CREATE INCREASED UNCERTAINTY IN THESE MARKETS.

Our international operations are subject to unique risks. These risks can include: potentially dynamic political and economic environments; civil disturbances, unrest, or violence; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges.

We also could be subject to exposure to liability due to the Foreign Corrupt Practices Act.

OUR GOODWILL OR OTHER INTANGIBLE ASSETS COULD BECOME IMPAIRED AND RESULT IN A MATERIAL REDUCTION IN OUR PROFITS.

We have made acquisitions which have resulted in the recording of goodwill and intangible assets within our organization. If these assets become impaired, a material write-off in the required amount would lead to reductions in our profits.

WE USE "PERCENTAGE-OF-COMPLETION" ACCOUNTING METHODS FOR MANY OF OUR PROJECTS. THIS METHOD MAY RESULT IN VOLATILITY IN STATED REVENUES AND PROFITS.

Our revenues and profits for many contracts are recognized ratably over the life of those contracts as work is performed. This rate is based primarily on the proportion of labor costs incurred to date to total labor costs projected to be incurred for the entire project. The potential for material profit revisions exists should the total labor cost to complete a project or percentage of the project that is completed be inaccurately estimated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

With respect to comments received from the staff of the Securities and Exchange Commission on our periodic and current reports required under the Securities Act of 1933, no staff comments currently remain unresolved.

ITEM 2.  PROPERTIES

In January 2003, we relocated our headquarters offices to Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our Corporate and Engineering staff. Our Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, our Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 473,000 square feet in the U.S. and Mexico. Likewise, our Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 102,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2016.

We also own a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 230 acres and utilized by our Engineering segment. We believe that our current facilities will be adequate for the operation of our business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant or co-defendant in legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to our business. We believe that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or annual results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is traded on the American Stock Exchange under the ticker symbol "BKR." The high and low closing prices of our Common Stock for each quarter during 2005 and 2004 were as follows:

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2005:

First quarter                                                 $24.55   $18.00
Second quarter                                                $22.95   $16.32
Third quarter                                                 $27.60   $18.00
Fourth quarter                                                $27.00   $22.19

YEAR ENDED DECEMBER 31, 2004:

First quarter                                                 $12.70   $10.16
Second quarter                                                $15.60   $11.95
Third quarter                                                 $16.60   $13.22
Fourth quarter                                                $20.02   $15.60

HOLDERS

As of June 30, 2006, we had 1,487 holders of our Common Stock.

DIVIDENDS

Our present policy is to retain any earnings to fund our operations and growth. We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future. Our loan agreement with our banks places certain limitations on amounts of dividend payments.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 about equity awards under our equity compensation plans and arrangements in the aggregate.

                                (a)                    (b)                         (c)
                         NUMBER OF SECURITIES                          NUMBER OF SECURITIES REMAINING
                          TO BE ISSUED UPON       WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                             EXERCISE OF         EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                         OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY            WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------            --------------------   --------------------   ------------------------------
Equity compensation
  plans approved by
  shareholders                 419,130                 $11.57                     964,757
Equity compensation
  plans not approved by
  shareholders                      --                     --                          --
                               -------                 ------                     -------
Total                          419,130                 $11.57                     964,757
                               =======                 ======                     =======

SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities during the year ended December 31, 2005.

PURCHASES OF EQUITY SECURITIES

Neither we nor any affiliated purchaser bought any Michael Baker Corporation ("Baker") equity securities during the fourth quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA

A summary of selected financial data for the five years ended December 31, 2005 is set forth in the "Selected Financial Data" section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

The financial data incorporated herein by reference for the years ended December 31, 2004 and 2003, and as of December 31, 2004, has been derived from our consolidated financial statements for these periods, which have been restated based on the matters described in Note 2 to such consolidated financial statements, and are included in Exhibit 13.1 to this Form 10-K. The summary financial data for the years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001, has also been restated based on the matters described in Note 2 to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A discussion and analysis of our results of operations, cash flow and financial condition is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Exhibit 13.1 to this Form 10-K. Such discussion is incorporated herein by reference.

The discussion and analysis incorporated herein by reference for the years ended December 31, 2004 and 2003, and as of December 31, 2004, has been revised for the matters giving rise to the restatement described in Note 2 to our consolidated financial statements, which are also included in Exhibit 13.1 to this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005 and 2004, our primary interest rate risk related to our variable-rate investments (included in cash and cash equivalents), which totaled $17.9 million as of December 31, 2005 and $13.0 million as of December 31, 2004. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 3.23% as of December 31, 2005, to a weighted average interest rate of 2.91%), annual interest income would have been approximately $58,000 lower in 2005 based on the outstanding balance of variable-rate investments as of December 31, 2005. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 1.16% as of December 31, 2004, to a weighted average interest rate of 1.05%), annual interest income would have been approximately $15,000 lower in 2004 based on the outstanding balance of variable-rate investments as of December 31, 2004. We had no variable-rate debt obligations or interest rate swap or exchange agreements as of our 2005 or 2004 year-end dates. Based on the foregoing discussion, we have no material exposure to interest rate risk.

We have several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2005, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 14.2% of our consolidated total assets at December 31, 2005, and 6.2% of our consolidated total contract revenues for the year then ended. In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries' assets and liabilities reflect ordinary course accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, we have no material exposure to foreign currency exchange rate risk. We have no foreign currency exchange contracts.

Based on the nature of our business, we have no direct exposure to commodity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the reports thereon of our independent registered public accounting firm (Deloitte & Touche LLP) and our predecessor independent registered public accounting firm (PricewaterhouseCoopers LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the reports thereon, and the supplementary financial information are incorporated herein by reference.

Deloitte & Touche LLP audited our consolidated financial statements as of and for the year ended December 31, 2005. PricewaterhouseCoopers LLP audited our consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003.

The consolidated financial statements incorporated herein by reference for the years ended December 31, 2004 and 2003, and as of December 31, 2004, have been restated for the matters described in Note 2 to our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

1. We did not maintain effective controls, including monitoring, over the accounting for our sales and use taxes. Specifically, we did not have a complement of operations and accounting personnel aware of the tax ramifications of entering a new jurisdiction which resulted in misstating accrued sales and use taxes. Additionally, this control deficiency could result in a misstatement in the aforementioned account that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

2. We did not maintain effective controls over the accounting for our incurred but not reported ("IBNR") liabilities as required under GAAP. Specifically, we did not properly account for adjustments and increased activity in evaluating the liability. This control deficiency resulted in an adjustment to our condensed consolidated financial statements for the second quarter of fiscal year 2005. This control deficiency could result in a misstatement in the aforementioned IBNR liabilities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

(i) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

(ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of the material weaknesses described above, management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were changes, as discussed below, in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, and that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we have implemented the following procedures to improve our internal control over financial reporting:

     (1) We have emphasized certain key controls in an effort to mitigate significant risks and strengthen our control environment. In this regard, we have elevated within the company the awareness and communication of tax related contingencies and financial reporting risks associated with contract accounting and insurance reserves (began in June 2005).

     (2) We have enhanced our monitoring of accounts by deploying account reconciliation software that facilitates access and review of reconciliations (deployment began in August 2005).



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Management's assessment of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Michael Baker Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Michael Baker Corporation and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     - The Company did not design and implement effective controls to provide reasonable assurance that liabilities for sales and use taxes were identified and recorded timely. Specifically, the Company did not have a sufficient number of operations and accounting personnel with the requisite expertise to monitor, identify, and account for the tax ramifications of entering a new tax jurisdictions. As a result, material adjustments to accrued sales and use tax liabilities were necessary in order to present the 2005 consolidated financial statements in accordance with generally accepted accounting principles. Due to the adjustments identified, the potential for additional misstatements to occur, and the lack of adequate mitigating controls, there is a more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements could occur that would not be prevented or detected.

     - The Company's controls over the process to estimate its liability for certain self insured general and medical liability claims did not operate effectively. As a result certain assumptions used to estimate the liability for claims incurred but not reported were not appropriate which resulted in a material adjustment that was necessary to present the Company's 2005 annual financial statements in accordance with generally accepted accounting principles. Due to the significance of the misstatement that was identified, the potential for additional misstatements to occur, and the lack of other mitigating controls, there is more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements could occur that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and this report does not affect our reports on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated August 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
--------------------------------------
Pittsburgh, Pennsylvania
August 15, 2006

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR NOMINEES

The following table sets forth certain information regarding the nominees as of June 30, 2006. All of the nominees except General (Ret.) Foglesong were elected directors by our shareholders at the 2005 Annual Meeting. Except as otherwise indicated, each nominee has held the principal occupation listed or another executive position with the same entity for at least the past five years. On April 24, 2006, the Board of Directors appointed General Foglesong to the Board.

Robert N. Bontempo                           Professor at Columbia University School of Business
Age 47                                       since July 1994. Formerly: Assistant Professor of
Director since 1997                          International Business at Columbia University Graduate
                                             School of Business from July 1989 to July 1994.

Nicholas P. Constantakis                     Retired. Formerly: Partner, Andersen Worldwide SC
Age 66                                       (independent public accountants and consultants)
Director since 1999                          from June 1961 to August 1997. Holds numerous investment
                                             company directorships in the Federated Fund Complex and
                                             is Chairman of the Audit Committee of the Funds as of
                                             February 2005.

William J. Copeland                          Retired. Formerly: Chairman of the Board of the
Age 88                                       Company; Vice Chairman of the Board of PNC Financial Corp.
Director since 1983                          and Pittsburgh National Bank.

Donald P. Fusilli, Jr.                       President and Chief Executive Officer of the Company
Age 54                                       since April 2001. Formerly: President and Chief Operating
Director since 2001                          Officer from May 2000 to 2001; President Baker Energy
                                             until 2000; Executive Vice President -- Energy since
                                             1994; other positions with the Company since 1973.
                                             Director RTI International Metals, Inc.

Robert H. Foglesong                          President of Mississippi State University since
Age 61                                       February 2006. Formerly a 33-year career with the United
Director since April 2006                    States Air Force, including serving as Vice Commander,
                                             and retiring in February 2006 as a four star general and
                                             Commander, United States Air Force Europe. Founded and
                                             leads the Appalachian Leadership and Education
                                             Foundation.

Roy V. Gavert, Jr.                           Chairman of Horton Company (manufacturer of valves for
Age 72                                       household appliances) since August 1989. Formerly:
Director since 1988                          President and Chief Executive Officer of Kiplivit North
                                             America, Inc. (manufacturing); Chairman of World Class
                                             Processing, Inc. (manufacturing); retired Executive
                                             Vice President, Westinghouse Electric Corporation.
                                             Director Fincom, Inc.; Trustee Bucknell University.

John E. Murray, Jr.                          Chancellor Duquesne University since 2001; Professor of
Age 73                                       Law of Duquesne University since prior to 1995. Formerly:
Director since 1997                          President of Duquesne University since prior to 1995
                                             until 2001. Holds numerous investment company
                                             directorships in the Federated Fund Complex.

Pamela S. Pierce                             Self employed (consultant). Formerly: President of
Age 51                                       Huber Energy until July 2004; President and Chief
Director since 2005                          Executive Officer of Mirant Americas Energy Capital
                                             and Production Company from September 2000 until
                                             September 2002, Vice President Business
                                             Development, Vastar Resources, Inc. from February
                                             1996 to September 2000.

Richard L. Shaw                              Chairman of the Board of the Company since 1993.
Age 79                                       Formerly: Chief Executive Officer from September
Director since 1965                          1999 to April 2001; President and Chief Executive
                                             Officer from September 1993 through September 1994;
                                             President and Chief Executive Officer from April
                                             1984 to May 1992.

THE AUDIT COMMITTEE

The Audit Committee, consisting of Dr. Bontempo as Chairman, and Mr. Constantakis and Mr. Gavert, held 24 meetings in 2005. The Board of Directors has concluded that all Audit Committee members are independent as defined by the American Stock Exchange listing standards. In addition, the Board has determined that Mr. Constantakis qualifies as an "audit committee financial expert" as such is defined by the regulations of the Securities and Exchange Commission.

EXECUTIVE OFFICERS

Information relating to our executive officers is set forth in Part I of this Report under the caption "Executive Officers." Such information is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of beneficial ownership and changes in beneficial ownership of Michael Baker Corporation stock.

Directors and officers must furnish us with copies of these reports. Based on these copies and directors and executive officers' representations, we believe all directors and executive officers complied with the requirements in 2005.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

We have adopted a Code of Ethics for Senior Officers incorporating the provisions required by the SEC for senior financial officers of the Company. A copy of this Code of Ethics is posted on our website at www.mbakercorp.com. In the event that we make any amendment to, or grant any waiver from a provision of the Code of Ethics for Senior Officers that requires discussion under SEC rules, we will disclose the amendment or waiver and the reasons for such on our website.

The obligations of the Code of Ethics for Senior Officers supplement, but do not replace, the Code of Business Conduct applicable to our directors, officers and employees. A copy of the Code of Business Conduct is posted on our website.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

Compensation for non-employee directors is as follows:

     - Annual retainer -- $17,000;

     - Attendance at each regularly scheduled or special meeting of the Board of Directors -- $1,000 (Chairman -- $1,250);

     - Attendance at a Board of Directors' committee meeting -- $750;

     - Telephonic attendance at a Board of Directors or committee meeting -- $100;

     - Additional annual retainer for Chairman of the Board of Directors -- $15,000; and

     - Additional annual retainer for committee chairmen -- $2,500 (Audit Committee Chairman -- $4,500).

In addition, non-employee directors participate in the 1996 Nonemployee Directors Stock Incentive Plan, which provides long-term incentive compensation to eligible directors. Under this plan, each member of the Board of Directors who is not an employee is granted 1,500 restricted shares and an option to purchase 2,000 shares of our common stock on the first business day following the annual meeting of shareholders each year.

See also "Related Party Transactions" section below.

                           SUMMARY COMPENSATION TABLE

This table shows the compensation for our Chief Executive Officer and the four remaining most highly paid executive officers in 2005.

                                                               LONG TERM
                                                              COMPENSATION
                                                                 AWARDS
                                      ANNUAL COMPENSATION     ------------
                                    -----------------------       LTIP          ALL OTHER         TOTAL
NAME AND PRINCIPAL POSITION  YEAR      SALARY       BONUS      PAYOUTS(1)    COMPENSATION(2)   COMPENSATION
---------------------------  ----   ------------   --------   ------------   ---------------   ------------
Donald P. Fusilli            2005     $423,406     $     --     $205,005        $ 24,210         $652,621
  President and Chief        2004     $410,010     $270,606     $     --        $154,005         $834,621
  Executive Officer          2003     $407,278     $     --     $     --        $ 13,622         $420,900

William P. Mooney            2005     $262,090     $     --     $ 61,501        $  8,727         $332,318
  Executive Vice President
  and Chief Financial        2004     $246,002     $103,321     $     --        $102,133         $451,456
  Officer                    2003     $244,158     $     --     $     --        $    858         $245,016

H. James McKnight            2005     $250,518     $     --     $ 60,216        $ 22,703         $333,437
  Executive Vice President,  2004     $244,019     $103,190     $     --        $ 82,871         $430,080
  General Counsel and        2003     $239,059     $     --     $     --        $ 13,322         $252,381
  Secretary

Richard W. Giffhorn          2005     $222,659     $     --     $ 51,251        $  6,897         $280,808
  President -- Baker
  Energy(3)                  2004     $212,890     $ 86,102     $     --        $  6,034         $305,026
                             2003     $192,793     $     --     $     --        $  9,688         $202,481

Bradley L. Mallory(4)        2005     $221,678     $     --     $ 51,251        $ 12,658         $285,588
  President -- Baker         2004     $205,005     $ 86,102     $     --        $  9,247         $300,354
  Engineering                2003     $141,008     $     --     $     --        $  8,215         $149,223

---------------

(1) Reflects the payment of the award for the performance period January 1, 2004 to December 31, 2004 granted in 2003.

(2) Includes matching contributions made under its 401(k) plan paid on behalf of the following individuals in 2005, 2004 and 2003 respectively: Mr. Fusilli, $9,225, $9,225, and $11,000; Mr. McKnight $9,225, $8,479, and $11,000; Mr.
    Giffhorn, $5,556, $5,322 and $9,058; Mr. Mallory, $9,225, $8,535 and $7,755.
    Also includes group life insurance premiums paid on behalf of the following individuals as employees in 2005, 2004 and 2003 respectively: Mr. Fusilli $2,622, $2,622, and $2,622; Mr. Mooney $883, $883, and $858; Mr. McKnight
    $5,449, $2,322 and $2,322; Mr. Giffhorn $1,331, $712, and $636; Mr. Mallory
    $712, $712 and $460. Includes $142,158 for Mr. Fusilli, $101,250 for Mr.
    Mooney and $72,070 for Mr. McKnight with respect to stock option exercises in 2004. Includes tax gross-up payments and country club dues for the following individuals in 2005: Mr. Fusilli, $12,363; Mr. Mooney $7,844; Mr. McKnight $8,029; and Mr. Mallory, $2,721.

(3) Mr. Giffhorn resigned from the Company in June 2006.

(4) Mr. Mallory joined the Company in March 2003.

2005 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

This table shows the number and value of stock options exercised and unexercised for the named executive officers.

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                               SHARES                        OPTIONS AT             IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON    VALUE         DECEMBER 31, 2005            DECEMBER 31, 2005
NAME                          EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                         -----------   --------   -------------------------   ----------------------------
Donald P. Fusilli, Jr             0           $0           132,919/20,503             $2,131,132/$316,259
William P. Mooney                 0           $0                 19,708/0                     $195,602/$0
H. James McKnight                 0           $0             4,824/17,010                $47,878/$262,379
Richard W. Giffhorn               0           $0                      0/0                             0/0
Bradley L. Mallory                0           $0                      0/0                             0/0

---------------

(1) The value of unexercised options is based on the differences between the exercise prices of the various option grants and the closing price of our common stock on the American Stock Exchange on December 31, 2005 of $25.55.

2006 LONG-TERM INCENTIVE PLAN AWARDS

The following table provides information regarding the potential payouts under the 2003 Long-Term Incentive Compensation Plan for the targets established during 2005 for the January 1, 2005 through December 31, 2007 performance period.

                                                     PERFORMANCE OR     ESTIMATED FUTURE PAYOUTS UNDER
                               NUMBER OF SHARES,      OTHER PERIOD        NON-STOCK PRICE BASED PLANS
                                   UNITS OR         UNTIL MATURATION    -------------------------------
NAME                             OTHER RIGHTS          OR PAYOUT        THRESHOLD    TARGET    MAXIMUM
----                           -----------------   ------------------   ---------   --------   --------
Donald P. Fusilli, Jr                 (1)             1/05 - 12/07        --        $430,498   $645,747
William P. Mooney                     (1)             1/05 - 12/07        --        $135,304   $202,956
H. James McKnight                     (1)             1/05 - 12/07        --        $126,537   $189,805
Richard W. Giffhorn                   (1)             1/05 - 12/07        --        $115,253   $172,879
Bradley L. Mallory                    (1)             1/05 - 12/07        --        $115,253   $172,879

---------------

(1) Value of award is denominated in dollars. Payout will consist of 50% cash and 50% common stock of the Company, one half of which is restricted for one year.

2003 Long-Term Incentive Compensation Plan. In February 2003, the Board adopted the 2003 Long-Term Incentive Compensation Plan, subject to shareholder approval. The shareholders approved this Plan at the annual meeting on April 24, 2003. The new long-term incentive compensation plan is designed to award employees for specific performance factors, which are defined in the Plan, over a three (3) year time period. During the first three year time period, the awards are paid annually based on performance factors for a single year. The Compensation Committee and the Board believe that this plan design provides a commitment to long-term performance. The Plan provides for the payment of performance-based incentive awards to employees and includes provisions that protect our ability to take a tax deduction for such awards. Payment of incentive awards will be, in part, in the form of restricted stock, which will assist in aligning the interests of employees and shareholders.

EMPLOYMENT CONTINUATION AGREEMENTS

We entered into Employment Continuation Agreements in October 2000 with Messrs. Fusilli, Mooney and McKnight; in September 2002 with Mr. Giffhorn; and in February 2004 with Mr. Mallory. Under the Agreements with Messrs. Fusilli, Mooney and McKnight, the executives agree to remain in our employment for thirty-six months following the date of a change of control (as defined in the Agreements), and we agree to provide salary and benefits at levels commensurate with those prior to the change of control for that period. The Agreements further provide that if the executive's employment is terminated by reasons other than death, disability, voluntary termination (except a voluntary termination for good reason as defined in the Agreements), or is terminated by us other than for cause (as defined in the Agreements), during that period, we will pay the executives their (i) earned salary, (ii) a severance amount equal to three times the sum of the executives' annual base salary and the executive's average bonus for the five fiscal years preceding the change of control, and
(iii) obligations accrued under applicable benefit plans and programs, and continue their benefits for three years. The payments under the Agreements may be subject to reduction to the extent that they are considered excess parachute payments under the Internal Revenue Code. Furthermore, the executives will under certain circumstances receive similar benefits if their employment is terminated in contemplation of a change of control and a change of control occurs within one year following such termination.

The Agreements with Mr. Giffhorn and Mr. Mallory are the same except that the executive agrees to remain in our employment for twenty-four months following a change of control and the severance amount is an amount equal to two times the sum of the executive's annual base salary and the executive's average bonus for the five fiscal years preceding the change of control with continued benefits for two years. Mr. Giffhorn resigned from the Company on June 29, 2006.

RELATED PARTY TRANSACTIONS

We entered into an Employment Agreement with Richard L. Shaw in April 1988, which was supplemented in March 1992, October 1994, June 1995, March 1998 and September 1999. During 2001, Mr. Shaw, as our Chief Executive Officer until April 25, 2001, was compensated under the terms of his Employment Agreement at an annual salary of $425,006. In addition, we covered the costs of health insurance and maintained a life insurance policy for Mr. Shaw as provided for in the Agreement. This Agreement also provided for a supplemental retirement benefit of $5,000 per month commencing on expiration of the Agreement. Effective April 25, 2001, Mr. Shaw retired from the position of Chief Executive Officer, and we and Mr. Shaw entered into a Consulting Agreement for Mr. Shaw's consulting services for the period April 26, 2001 through April 26, 2003. The Consulting Agreement provides an annual compensation equal to 25% of Mr. Shaw's previous salary of $425,006. In addition, under the Consulting Agreement, we cover the costs of health insurance and maintain a life insurance policy for Mr. Shaw. The Consulting Agreement also provides for a supplemental retirement benefit of $5,000 per month commencing at the expiration of the consulting term. During 2003, we agreed to extend the term of this Agreement for two years until April 26, 2005. During 2005, we extended the term of this Agreement for an additional year. During 2006, we agreed to extend the term of this agreement for an additional year through April 26, 2007. During 2005, we compensated Mr. Shaw at the rate of $35,000 per month in lieu of the monthly compensation under his consulting agreement for the three-month period commencing on January 24, 2005 and ending on April 21, 2005 in return for his increased services provided during Mr. Fusilli's previously announced medical leave. This adjusted arrangement covered the period until Mr. Fusilli's full-time return in April.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             COMMON STOCK OWNERSHIP

DIRECTOR AND EXECUTIVE OFFICER STOCK OWNERSHIP

Under the proxy rules of the Securities and Exchange Commission, a person beneficially owns Michael Baker Corporation common stock if the person has the power to vote or dispose of the shares, or if such power may be acquired, by exercising options or otherwise, within 60 days. The table below shows how much Michael Baker Corporation common stock is beneficially owned as of June 30, 2006, by directors, nominees for director, the chief executive officer, the four other highest paid executive officers in 2005 and all directors and executive officers as a group. Each person has sole voting power and sole dispositive power unless indicated otherwise.

                                                                  SHARES       PERCENT
EXECUTIVE OFFICER                                             OWNED(1)(2)(3)   OF CLASS
-----------------                                             --------------   --------
Donald P. Fusilli, Jr.                                           187,807         2.2%
William P. Mooney                                                 21,262           *
H. James McKnight                                                 23,519           *
Richard W. Giffhorn                                                4,166           *
Bradley L. Mallory                                                 1,814           *

                                                                SHARES      PERCENT
NON-EMPLOYEE DIRECTOR/NOMINEE                                 OWNED(2)(3)   OF CLASS
-----------------------------                                 -----------   --------
Robert N. Bontempo                                               21,500         *
Nicholas P. Constantakis                                         27,000         *
William J. Copeland                                              23,000         *
Roy V. Gavert, Jr.                                               19,000         *
John E. Murray, Jr.                                              21,500         *
Pamela S. Pierce                                                  3,500         *
Richard L. Shaw                                                  31,205(4)      *
Directors and Executive Officers as a Group (18 persons)        448,612(1)    5.3%

---------------

 * Less than 1%

(1) Includes the number of shares of common stock indicated for each of the following persons or group which are allocated to their respective accounts as participants in the ESOP and as to which they are entitled to give binding voting instructions to the trustee of the ESOP: Mr. Fusilli 29,201 shares, Mr. McKnight 163 shares, Mr. Giffhorn 2,870 shares, Mr. Mallory 518 shares and directors and officers as a group 61,625 shares. ESOP holdings have been rounded to the nearest full share.

(2) Includes options that are exercisable on or within 60 days of June 30, 2006 as follows: Dr. Bontempo 14,000 shares, Mr. Constantakis 11,000 shares, Mr. Copeland 14,000 shares, Mr. Fusilli 148,186 shares, Mr. Gavert 9,000 shares, Mr. McKnight 21,834 shares, Mr. Mooney 19,708 shares, Dr. Murray 14,000 shares, Ms. Pierce 2,000 shares, Mr. Shaw 13,000 shares, and all directors and officers as a group 297,330 shares.

(3) Includes restricted stock in which the Directors do not have dispositive power until restrictions lift as follows: Dr. Bontempo 1,500 shares, Mr. Constantakis 1,500 shares, Mr. Copeland 1,500 shares, Mr. Gavert 1,500 shares, Dr. Murray 1,500 shares, Mr. Shaw 1,500 shares.

(4) Includes 5,500 shares gifted to Mr. Shaw's spouse for which Mr. Shaw disclaims beneficial ownership.

OWNERS OF MORE THAN 5%

The following table shows shareholders who are known to the Company to be a beneficial owner of more than 5% of Michael Baker Corporation's common stock as of December 31, 2005.

                                                                 SHARES OF      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                          COMMON STOCK(1)   OF CLASS
------------------------------------                          ---------------   --------
Michael Baker Corporation                                        1,701,050(2)    20.04%
Employee Stock Ownership Plan
  Michael Baker Corporation
  Airside Business Park,
  100 Airside Drive
  Moon Township, PA 12108

Jeffrey Gendell                                                    847,300(3)     9.90%
  55 Railroad Avenue, 3rd Floor
  Greenwich, Connecticut 06830

Wellington Management Company, LLP                                 536,300(4)     6.27%
  75 State Street
  Boston, MA 02109

Dalton, Greiner, Hartman, Maher & Co.                              425,900(5)     5.06%
  565 Fifth Avenue, Suite 2101
  New York, NY 10017

---------------

(1) Under regulations of the Securities and Exchange Commission, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite such person's name.

(2) The ESOP requires the trustee to vote the shares held by the trust in accordance with the instructions from the ESOP participants for all shares allocated to such participants' accounts. Allocated shares for which no such instructions are given and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given. In the case of a tender offer, allocated shares for which no instructions are given are not voted or tendered, and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given.

(3) According to the Schedule 13G filed February 14, 2006, Mr. Gendell is a managing member of Tontine Management, L.L.C., which beneficially owns, as general partner of Tontine Partners, L.P., 360,845 shares, Tontine Capital Management, L.L.C., which beneficially owns, as general partner of Tontine Capital Partners, L.P., 85,300 shares, and Tontine Overseas Associates, L.L.C., which beneficially owns 401,155 shares, and in that capacity directs their operations. Accordingly, he shares both dispositive and voting power with respect to the 847,300 shares.

(4) According to the Schedule 13G filed February 14, 2006, Wellington Management Company shares voting power with respect to 382,200 shares and dispositive power with respect to 536,300 shares in its capacity as an investment advisor.

(5) According to the Schedule 13G filed February 14, 2006 Dalton, Greiner, Hartman, Maher & Co. has sole voting power with respect to 414,665 shares and sole dispositive power with respect to 425,900 shares.

See Item 5 for Equity Compensation Plan Information.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into an Employment Agreement with Richard L. Shaw in April 1988, which was supplemented in March 1992, October 1994, June 1995, March 1998 and September 1999. During 2001, Mr. Shaw, as our Chief Executive Officer until April 25, 2001, was compensated under the terms of his Employment Agreement at an annual salary of $425,006. In addition, we covered the costs of health insurance and maintained a life insurance policy for Mr. Shaw as provided for in the Agreement. This Agreement also provided for a supplemental retirement benefit of $5,000 per month commencing on expiration of the Agreement. Effective April 25, 2001, Mr. Shaw retired from the position of Chief Executive Officer, and we and Mr. Shaw entered into a Consulting Agreement for Mr. Shaw's consulting services for the period April 26, 2001 through April 26, 2003. The Consulting Agreement provides an annual compensation equal to 25% of Mr. Shaw's previous salary of $425,006. In addition, under the Consulting Agreement, we cover the costs of health insurance and maintain a life insurance policy for Mr. Shaw. The Consulting Agreement also provides for a supplemental retirement benefit of $5,000 per month commencing at the expiration of the consulting term. During 2003, we agreed to extend the term of this Agreement for two years until April 26, 2005. During 2005, we extended the term of this Agreement for an additional year. During 2006, we agreed to extend the term of this agreement for an additional year through April 26, 2007. During 2005, we compensated Mr. Shaw at the rate of $35,000 per month in lieu of the monthly compensation under his consulting agreement for the three-month period commencing on January 24, 2005 and ending on April 21, 2005 in return for his increased services provided during Mr. Fusilli's previously announced medical leave. This adjusted arrangement covered the period until Mr. Fusilli's full-time return in April.

Mr. Fusilli is a registered professional engineer. In order to facilitate the Company's compliance with certain state regulatory requirements, Mr. Fusilli holds a 50% ownership interest in a Pennsylvania partnership, Baker and Associates, which was established for the purpose of practicing professional engineering in those states. Mr. Fusilli receives no gain or profit from the partnership or the contracts into which it enters. All profits from such contracts are assigned by the partnership to Michael Baker Corporation or a subsidiary.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following table sets forth the aggregate fees for services provided by Deloitte & Touche LLP and PricewaterhouseCoopers LLP ("PwC") for the fiscal years ended December 31, 2005 and 2004:

                                                        DELOITTE & TOUCHE LLP
                                                                 2005              PWC 2004
                                                       ------------------------   ----------
Audit Fees                                                    $1,285,353(1)       $1,375,279(4)
Audit Related Fees                                            $   14,000(2)       $    3,253(5)
Tax Fees                                                      $   19,700(3)       $  100,785(6)
All Other Fees                                                        --                  --
                                                              ----------          ----------
Total Fees                                                    $1,319,053          $1,479,317
                                                              ==========          ==========

---------------

(1) Deloitte & Touche LLP's audit fees represent the aggregate fees billed for fiscal year 2005 for professional services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statement and review of financial statements included in the Company's Quarterly Reports on Form 10-Q. Included in the audit fees for fiscal year 2005 are $609,853 of additional fees related to the restatement of our financial statements for fiscal years 2004, 2003, 2002 and 2001.

(2) Services related to ESOP audit fees.

(3) Services related to revenue certification, Nigerian corporate taxes and Nigerian VAT taxes. In addition to the fees listed for services related to fiscal year 2005, Deloitte & Touche LLP's fees for the same type of services related to prior fiscal years performed and billed in 2006 were $91,000.

(4) PwC's audit fees represent the aggregate fees billed for fiscal year 2004 for professional services rendered by PwC for the audit of the Company's annual financial statement, the review of financial statements included in the Company's Quarterly Reports on Form 10-Q, and for Sarbanes Oxley testing for the U.S. Included in the audit fees for fiscal year 2004 are $386,892 of additional fees related to the restatement of our financial statements for fiscal years 2004, 2003, 2002 and 2001.

(5) Services related to ESOP audit assistance.

(6) United Kingdom tax services and Nigerian payroll tax services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence.

The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. With respect to other permitted services, the Committee pre-approves certain services and categories of services on a fiscal year basis subject to thresholds. All other permitted services must be pre-approved by the Audit Committee.

The Chief Financial Officer determines whether services to be provided require pre-approval or are included within the list of pre-approved services.

All services provided by Deloitte & Touche LLP and PwC in fiscal year 2005 were pre-approved by the Audit Committee.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

    Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

    Consolidated Balance Sheets as of December 31, 2005 and 2004

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

    Consolidated Statements of Shareholders' Investment for each of the three years in the period ended December 31, 2005

    Notes to Consolidated Financial Statements

    Report of Independent Registered Public Accounting Firm (Deloitte & Touche
    LLP)

    Report of Independent Registered Public Accounting Firm
    (PricewaterhouseCoopers LLP)

(a)(2) Financial statement schedule for the year ended December 31, 2005:

    Schedule II -- Valuation and Qualifying Accounts

    Report of Independent Registered Public Accounting Firm (Deloitte & Touche
    LLP) on Financial Statement Schedule for the year ended December 31, 2005 (included as Exhibit 99.1 to this Form 10-K)

    Report of Independent Registered Public Accounting Firm
    (PricewaterhouseCoopers LLP) on Financial Statement Schedule for the years ended December 31, 2004 and 2003 (included as Exhibit 99.2 to this Form 10-K)

    All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) The following exhibits are included herewith as a part of this Report:

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    3.1        Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, and incorporated herein by reference.
    3.2        By-laws, as amended, filed as Exhibit 3.2 to our Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1994, and incorporated herein by reference.
    4.1        Rights Agreement dated November 16, 1999, between us and
               American Stock Transfer and Trust Company, as Rights Agent,
               filed as Exhibit 4.1 to our Report on Form 8-K dated
               November 16, 1999, and incorporated herein by reference.
   10.1        2005 Incentive Compensation Plan (Attachments excluded),
               filed herewith.
   10.2        Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our
               Quarterly Report on Form 10-Q for the period ended June 30,
               2001, and incorporated herein by reference.
   10.2(a)     First Amendment to Consulting Agreement dated April 26,
               2003, by and between us and Richard L. Shaw, filed as
               Exhibit 10.2(a) to our Annual Report on Form 10-K for the
               year ended December 31, 2003, and incorporated herein by
               reference.
   10.2(b)     Second Amendment to Consulting Agreement dated April 26,
               2005, by and between us and Richard L. Shaw, filed as
               Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the
               period ended June 30, 2005, and incorporated herein by
               reference.
   10.3        Employment Continuation Agreement dated as of October 27,
               2000, by and between us and Donald P. Fusilli, Jr., William
               P. Mooney and H. James McKnight, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December
               31, 2000, and incorporated herein by reference.
   10.3(a)     Employment Continuation Agreement dated as of October 27,
               2000, by and between us and James B. Richards and John D.
               Whiteford, filed as Exhibit 10.2(d) to our Annual Report on
               Form 10-K for the year ended December 31, 2000, and
               incorporated herein by reference.
   10.3(b)     Employment Continuation Agreement dated April 16, 2001, by and between us and Craig O. Stuver, filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended June
               30, 2001, and incorporated herein by reference.
   10.3(c)     Employment Continuation Agreement dated September 23, 2002, by and between us and Richard W. Giffhorn, filed as Exhibit
               10.3(c) to our Annual Report on Form 10-K for the year ended
               December 31, 2002, and incorporated herein by reference.
   10.3(d)     Employment Continuation Agreement dated April 1, 2003, by
               and between us and Monica L. Iurlano, filed as Exhibit
               10.3(d) to our Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated herein by reference.
   10.3(e)     Employment Continuation Agreement dated February 23, 2004, by and between us and Bradley L. Mallory, filed as Exhibit
               10.3(e) to our Annual Report on Form 10-K for the year ended
               December 31, 2003, and incorporated herein by reference.
   10.4        First Amended and Restated Loan Agreement dated September
               17, 2004, by and between us and Citizens Bank of
               Pennsylvania, PNC Bank, National Association and Fifth Third
               Bank, filed as Exhibit 10.4(a) to our Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2004, and
               incorporated herein by reference.
   10.5        1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
   10.6        1996 Nonemployee Directors' Stock Incentive Plan, filed as
               Exhibit A to our definitive Proxy Statement with respect to our 1996 Annual Meeting of Shareholders, and incorporated
               herein by reference.
   10.7        Office Sublease Agreement dated August 6, 2001, by and
               between us and Airside Business Park, L.P. (exhibits
               omitted), and incorporated herein by reference.
   10.7(a)     Third Amendment to Office Sublease Agreement dated February
               19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated
               herein by reference.

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   10.8        2003 Long-Term Incentive Compensation Plan, filed as Exhibit
               A to our April 24, 2003 Notice of Annual Meeting and Proxy
               Statement, and incorporated herein by reference.
   13.1        Selected Financial Data, Management's Discussion and
               Analysis of Financial Condition and Results of Operations,
               Consolidated Financial Statements as of December 31, 2005
               and 2004 and for each of the three years in the period ended
               December 31, 2005, Reports of Independent Registered Public
               Accounting Firms, and Supplemental Financial Information,
               filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended
               December 31, 2005.
   21.1        Subsidiaries, filed herewith.
   23.1        Consent of Independent Registered Public Accounting Firm
               (Deloitte & Touche LLP), filed herewith.
   31.1        Certification of the Chief Executive Officer pursuant to
               Rule 13a-14(a), filed herewith.
   31.2        Certification of the Chief Financial Officer pursuant to
               Rule 13a-14(a), filed herewith.
   32.1        Certifications pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002, filed herewith.
   99.1        Report of Independent Registered Public Accounting Firm
               (Deloitte & Touche LLP) on financial statement schedule for the year ended December 31, 2005, filed herewith.
   99.2        Report of Independent Registered Public Accounting Firm
               (PricewaterhouseCoopers LLP) on financial statement schedule for the years ended December 31, 2004 and 2003, filed
               herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICHAEL BAKER CORPORATION

Dated: August 15, 2006                    By: /s/ Donald P. Fusilli, Jr.
                                            ------------------------------------
                                              Donald P. Fusilli, Jr.
                                              President and Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----

/s/ Donald P. Fusilli, Jr.                          Director, President and          August 15, 2006
------------------------------------------          Chief Executive Officer
Donald P. Fusilli, Jr.


/s/ William P. Mooney                             Executive Vice President and       August 15, 2006
------------------------------------------          Chief Financial Officer
William P. Mooney


/s/ H. James McKnight                          Executive Vice President, General     August 15, 2006
------------------------------------------           Counsel and Secretary
H. James McKnight


/s/ Craig O. Stuver                             Senior Vice President, Corporate     August 15, 2006
------------------------------------------          Controller and Treasurer
Craig O. Stuver                                    (Chief Accounting Officer)


/s/ Richard L. Shaw                                  Chairman of the Board           August 15, 2006
------------------------------------------
Richard L. Shaw


/s/ Robert N. Bontempo                                      Director                 August 15, 2006
------------------------------------------
Robert N. Bontempo


/s/ Nicholas P. Constantakis                                Director                 August 15, 2006
------------------------------------------
Nicholas P. Constantakis


/s/ William J. Copeland                                     Director                 August 15, 2006
------------------------------------------
William J. Copeland


/s/ Robert H. Foglesong                                     Director                 August 15, 2006
------------------------------------------
Robert H. Foglesong


/s/ Roy V. Gavert, Jr.                                      Director                 August 15, 2006
------------------------------------------
Roy V. Gavert, Jr.

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----



/s/ John E. Murray, Jr.                                     Director                 August 15, 2006
------------------------------------------
John E. Murray, Jr.


/s/ Pamela S. Pierce                                        Director                 August 15, 2006
------------------------------------------
Pamela S. Pierce

                           MICHAEL BAKER CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                      COLUMN B              COLUMN C               COLUMN D       COLUMN E
COLUMN A                            ------------   ---------------------------   -------------   -----------
--------                                                    ADDITIONS
                                                   ---------------------------                   BALANCE AT
                                     BALANCE AT    CHARGED TO     CHARGED TO     DEDUCTIONS --     END OF
DESCRIPTION                         BEG. OF YEAR    EXPENSE     OTHER ACCOUNTS     DESCRIBE         YEAR
-----------                         ------------   ----------   --------------   -------------   -----------
                                                                 (IN THOUSANDS)
For the year ended December 31,
  2005:
Income tax valuation allowance         $6,227       $   (77)(a)       $0          $        0       $6,150
Nigerian prepaid taxes                 $1,198       $   362(b)        $0          $        0       $1,560
Allowance for doubtful accounts        $  683       $   572           $0          $     (509)(c)   $  746
                                       ------       -------           --          ----------       ------
For the year ended December 31,
  2004:
Income tax valuation allowance
  (restated)                           $4,053       $ 2,174(a)        $0          $        0       $6,227
Nigerian prepaid taxes (restated)      $  970       $   228(b)        $0          $        0       $1,198
Allowance for doubtful accounts        $2,392       $   587           $0          $   (2,296)(c)   $  683
                                       ------       -------           --          ----------       ------
For the year ended December 31,
  2003:
Income tax valuation allowance
  (restated)                           $2,497       $ 1,556(a)        $0          $        0       $4,053
Nigerian prepaid taxes (restated)      $  847       $   123(b)        $0          $        0       $  970
Allowance for doubtful accounts        $2,425       $   312           $0          $     (345)(c)   $2,392
                                       ------       -------           --          ----------       ------

---------------

(a) Relates to valuation of federal, state, and foreign net operating losses.

(b) Relates to the inability to realize Nigerian prepaid income tax assets.

(c) For the years ended December 31, 2005, 2004 and 2003, the deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed.