Form 10-Q
period 2006-03-31
BAKER MICHAEL CORP
filed 2006-08-15
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

                  Yes               No  [X]
                      -----            -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.)

Large accelerated filer       Accelerated filer [X]  Non-accelerated filer
                        ---                     ---                        ---


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

                  Yes               No  [X]
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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                      For the three months ended
                                                                   ---------------------------------
                                                                   MARCH 31, 2006     March 31, 2005
----------------------------------------------------------------------------------------------------
                                                                        (In thousands, except
                                                                          per share amounts)
Total contract revenues                                              $ 145,547           $ 144,195

Cost of work performed                                                 124,780             121,820
--------------------------------------------------------------------------------------------------
         Gross profit                                                   20,767              22,375

Selling, general and administrative expenses                            17,916              15,520
--------------------------------------------------------------------------------------------------
         Income from operations                                          2,851               6,855

Other income/(expense):
   Interest income                                                         318                  45
   Interest expense                                                       (157)               (367)
   Other, net                                                              212                  99
--------------------------------------------------------------------------------------------------
         Income before income taxes                                      3,224               6,632

Provision for income taxes                                               1,504               3,777
--------------------------------------------------------------------------------------------------
         NET INCOME                                                  $   1,720           $   2,855

Other comprehensive income/(loss)-
    Foreign  currency  translation  adjustments - net of tax of
      $13 and $0, respectively                                             116                 (34)
--------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                        $   1,836           $   2,821
==================================================================================================

            BASIC EARNINGS PER SHARE                                 $    0.20           $   0. 33
            DILUTED EARNINGS PER SHARE                               $    0.20           $   0. 33
==================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


ASSETS                                                                          MAR. 31, 2006         Dec. 31, 2005
-------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                         $   13,131          $     19,041
Receivables, net                                                                      82,884                79,177
Unbilled revenues on contracts in progress                                            92,742                84,654
Prepaid expenses and other                                                             9,895                 8,373
-------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             198,652               191,245
-------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    21,713                21,805

OTHER ASSETS
Goodwill and other intangible assets, net                                              8,590                 8,661
Other assets                                                                           4,731                 3,750
-------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                13,321                12,411
-------------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                  $  233,686          $    225,461
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                                  $   46,273           $     45,570
Accrued employee compensation                                                         27,133                 25,475
Accrued insurance                                                                     12,458                 11,544
Other accrued expenses and current liabilities                                        23,694                 23,308
Income taxes payable                                                                  11,321                  9,827
Billings in excess of revenues on contracts in progress                               13,252                 13,060
Current deferred tax liability                                                        13,198                 13,197
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        147,329                141,981
-------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                                                           620                      -
Other long-term liabilities                                                            4,005                  3,656
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                151,954                145,637
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,991,404 and 8,985,168 shares at 3/31/06 and 12/31/05, respectively                8,991                  8,985
Additional paid-in capital                                                            42,162                 42,138
Retained earnings                                                                     36,059                 34,339
Accumulated other comprehensive loss                                                    (588)                  (704)
Unearned compensation                                                                   (131)                  (173)
Less - 495,537 shares of Common Stock in treasury, at
   cost, at 3/31/06 and 12/31/05                                                      (4,761)                (4,761)
-------------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                    81,732                 79,824
-------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                $  233,686           $    225,461
===================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   For the three months ended
                                                                                   --------------------------
                                                                              MARCH 31, 2006        March 31, 2005
-------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $        1,720         $       2,855
Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                   1,270                 1,251
        Changes in assets and liabilities:
        Increase in receivables and contracts in progress                            (11,601)              (12,400)
        Decrease in accounts payable and accrued expenses                             (2,585)                 (705)
        (Decrease)/increase in other net assets                                       (2,266)                3,449
-------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                             (15,182)               (8,405)
-------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                         (13,462)               (5,550)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                              (679)                 (715)
-------------------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                                (679)                 (715)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in book overdrafts                                                            7,742                 2,086
Payments for capital lease obligations                                                  (161)                 (150)
Proceeds from long-term debt                                                             620                     -
Proceeds from the exercise of stock options                                               30                   141
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                       8,231                 2,077
-------------------------------------------------------------------------------------------------------------------

       Net decrease in cash and cash equivalents                                      (5,910)               (4,188)

       Cash and cash equivalents, beginning of year                                   19,041                15,471
-------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                               $       13,131         $      11,283
===================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                 $           17         $          30
Income taxes paid                                                             $        1,282         $           -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vehicles and equipment acquired through capital lease obligations             $            -         $         297
Equipment acquired on credit                                                  $          540         $          13
===================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIOD ENDED MARCH 31, 2006
(UNAUDITED)


NOTE 1 - EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

(In thousands except per share data)                             MARCH 31, 2006     March 31, 2005
---------------------------------------------------------------------------------------------------
Net income                                                             $  1,720           $  2,855
Basic weighted average shares outstanding                                 8,493              8,524
Effect of dilutive securities:
  Stock options                                                             239                203
Diluted weighted average shares outstanding                               8,732              8,727

Basic earnings per share                                               $   0.20           $   0.33
Diluted earnings per share                                             $   0.20           $   0.33
===================================================================================================

As of March 31, 2006 and 2005, we did not have any stock options which were not included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares.

NOTE 2 - BUSINESS SEGMENT INFORMATION

Our business segments reflect how management makes resource decisions and assesses our performance. We have the following two reportable segments:

o Our Engineering segment provides a variety of design and related consulting services. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis, regulatory compliance, and advanced management systems.

o Our Energy segment provides a full range of services for operating energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment's Managed Services operating model as a service delivery method. Our Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for our own account or own any oil or natural gas reserves.

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

The following table reflects the required disclosures for our reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
-------------------------------------------------------------------------------

                                                                       For the three months ended
                                                                       --------------------------
                                                                    MARCH 31, 2006       March 31, 2005
---------------------------------------------------------------------------------------------------------
ENGINEERING
Total contract revenues                                                   $   86.6           $     93.9

Income from operations before Corporate overhead                               7.7                 11.3
Less:  Corporate overhead                                                     (4.2)                (2.8)
---------------------------------------------------------------------------------------------------------
Income from operations                                                         3.5                  8.5
---------------------------------------------------------------------------------------------------------

ENERGY
Total contract revenues                                                       58.9                 50.3

Income from operations before Corporate overhead                               1.5                    -
Less:  Corporate overhead                                                     (1.5)                (1.1)
---------------------------------------------------------------------------------------------------------
Income/(loss) from operations                                                    -                 (1.1)
---------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS
Total contract revenues                                                      145.5                144.2

Income from operations before Corporate overhead                               9.2                 11.3
Less:  Corporate overhead                                                     (5.7)                (3.9)
---------------------------------------------------------------------------------------------------------
Income from operations                                                         3.5                  7.4
---------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                                             (0.6)                (0.5)
---------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM OPERATIONS                                    $    2.9           $      6.9
=========================================================================================================




                                                                      MARCH 31, 2006       Dec. 31, 2005
-----------------------------------------------------------------------------------------------------------
Segment assets:
Engineering                                                               $    122.9         $     116.6
Energy                                                                          98.8                80.4
-----------------------------------------------------------------------------------------------------------
         Subtotal - segments                                                   221.7               197.0
Corporate/Insurance                                                             12.0                28.5
-----------------------------------------------------------------------------------------------------------
         Total                                                            $    233.7         $     225.5
===========================================================================================================

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2006, borrowings totaling $620,000 and standby letters of credit ("LOCs") totaling $7.0 million were outstanding under the Agreement.

The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.

We did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders have waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. These documents were filed within the specified time period.

Furthermore, we did not meet the SEC's filing deadline for our Form 10-Q for the second quarter of 2006. Accordingly, our lenders have also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. We currently expect to be able to file our Form 10-Q for the second quarter of 2006 by September 30, 2006. Beginning with our Form 10-Q filing for the third quarter of 2006, we currently expect to complete our quarterly and annual SEC filings within the SEC's filing deadlines.

NOTE 4 - CONTINGENCIES

We currently believe that amounts recorded as liabilities for certain tax exposures may ultimately either be recoverable from clients or may otherwise be reduced. Actual payments could differ from amounts estimated due to the assessment of certain indirect tax obligations by tax authorities to our clients in situations where we had the obligation to charge the client for these taxes, collect the tax and remit it to the tax authorities, or our successful negotiation of tax penalties and interest at less than full statutory rates in situations where such penalty and interest obligations have been estimated and accrued at full statutory rates based on the best information currently available. Based on information currently available, these exposures have been determined to reflect probable liabilities. However, depending on the outcome of future negotiations and discussions with clients and tax authorities, subsequent conclusions may be reached which indicate that portions of these additional tax exposures may not require payment and therefore changes in our estimates could be necessary in future periods. This could result in favorable effects on our income statements in future periods.

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

We rely on qualified actuaries to assist us in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on our recoveries with respect to claims made against us or our subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of March 31, 2006.

We have been named as a defendant or co-defendant in other legal proceedings wherein substantial damages are claimed. Such proceedings are not uncommon to our business. After consultations with counsel, management believes that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial statements.

At March 31, 2006, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at March 31, 2006:

                                                 Maximum    Related liability
                                            undiscounted     balance recorded
(Dollars in millions)                    future payments           at 3/31/06
------------------------------------------------------------------------------
Standby letters of credit:
   Insurance related                           $     6.8              $     -
   Other                                             0.2                    -
------------------------------------------------------------------------------


Our banks issue LOCs on our behalf under the Agreement as discussed more fully in Note 3. As of March 31, 2006, most of our outstanding LOC amount was issued to an insurance company to serve as collateral for payments the insurer is required to make under certain of our self-insurance programs. This LOC may be drawn upon in the event that we do not reimburse the insurance company for claims payments made on our behalf. Such LOC renews automatically on an annual basis unless either the LOC is returned to the bank by the beneficiary or our banks elect not to renew it.

NOTE 5 - INCOME TAXES

We account for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." We base our consolidated effective income tax rate for interim periods on our estimated annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which we operate. In certain foreign jurisdictions, our subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other foreign jurisdictions or situations, our subsidiaries are subject to income taxes based on taxable income. In certain of these situations, our estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized. Certain foreign subsidiaries do not have earnings and profits for U.S. tax purposes, which prevents us from taking U.S. tax benefits on these foreign losses. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of our inability to generate sufficient taxable income in certain foreign jurisdictions.

As a result of the foregoing, depending upon revenues and relative profitability, we may report very high effective income tax rates on foreign income. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause our consolidated effective income tax rate to fluctuate significantly.

During the first quarter of 2006, our effective income tax rate was 47% as compared to 57% for the same period in 2005. The lower effective rate for 2006 is attributable to our estimate of higher full-year domestic taxable income.

NOTE 6 - STOCK-BASED COMPENSATION

We adopted SFAS 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires us to expense the fair value of stock options. The expensing of stock options was previously an optional accounting method that we adopted voluntarily on January 1, 2003, as permitted under SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The transitional effects of SFAS 123R did not have an impact on net income for the first quarter 2006 since we did not have any remaining unvested portions of options granted prior to January 1, 2003. Prior to our adoption of SFAS 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS 123R did not have an impact on our operating or financing cash flows in the first quarter of 2006 or 2005. We have not yet elected to adopt the transition method described in Financial Accounting Standards Board Staff Position 123R-3 and are currently evaluating our alternatives.

If compensation expense for our stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans for the three months ended March 31, 2005, consistent with the method prescribed by SFAS 123R, our pro forma net income and earnings per share amounts would have been as follows:


                                                                               For the three months
(In thousands)                                                                 ended March 31, 2005
----------------------------------------------------------------------------------------------------
Net income, as reported                                                                   $   2,855
Add: Stock-based employee compensation expense included
         in reported net income, net of related tax effects                                      53
Deduct: Total stock-based employee compensation expense
     determined under fair value method, net of related
     tax effects                                                                                (66)
----------------------------------------------------------------------------------------------------
Pro forma net income                                                                      $   2,842
====================================================================================================


                                                                              For the three months
                                                                              ended March 31,  2005
----------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                                                                $   0.33
      Diluted                                                                                  0.33
Pro forma earnings per share:
      Basic                                                                                    0.33
      Diluted                                                                              $   0.33
====================================================================================================

Our share-based compensation expense recognized in net income was $76,000 and $94,000 in the first quarter of 2006 and 2005, respectively. The total income tax benefit recognized in net income for all share-based compensation arrangements was $33,000 and $41,000 in the first quarter of 2006 and 2005, respectively.

As of December 31, 2005, we had two fixed stock option plans. Under the 1995 Stock Incentive Plan (the "Plan"), we were authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through December 14, 2004. Under the amended 1996 Non-employee Directors' Stock Incentive Plan (the "Directors' Plan"), we may grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of our stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors' Plan become fully vested on the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

The following table summarizes all stock option activity for both plans during the three months ended March 31, 2006.

                                                                                   Weighted average
                                                           Shares subject            exercise price
                                                                to option                 per share
----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                                      419,130                  $  11.57
----------------------------------------------------------------------------------------------------
Options granted                                                         -                         -
Options exercised                                                  (6,236)                     4.85
Options forfeited or expired                                            -                         -
----------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2006                                         412,894                  $  11.67
====================================================================================================

The following table summarizes information about stock options outstanding under both plans as of March 31, 2006:

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                   -----------------------------------------          ------------------------------
                                    Number of      Average  Weighted average           Number of   Weighted average
Range of exercise prices              options        life*    exercise price             options     exercise price
--------------------------------------------------------------------------------------------------------------------
$ 4.8125 - $ 9.0000                   114,079          4.1           $  7.05             114,079            $  7.05
$ 9.5313 - $ 12.850                   137,549          3.0             10.40              53,210              10.84
$ 15.035  - $ 20.160                  161,266          6.2             16.02             161,266              16.02
--------------------------------------------------------------------------------------------------------------------
     TOTAL                            412,894          4.6          $  11.67             328,555           $  12.01
====================================================================================================================

*Average life remaining in years


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following (in thousands):

                                                                          MARCH 31, 2006           Dec. 31, 2005
-----------------------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                                 $    1,006              $    1,006
  Energy                                                                           7,465                   7,465
-----------------------------------------------------------------------------------------------------------------
    Total goodwill                                                                 8,471                   8,471
-----------------------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $1,881 and $1,810, respectively                                                 119                     190
-----------------------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                                 $    8,590              $    8,661
=================================================================================================================

Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2005, and no impairment charge was required.

Our other intangible assets balance solely comprises a non-compete agreement from our 1998 purchase of Steen Production Services, Inc. Amortization expense on the other intangible assets balance was $71,000 for the three months ended March 31, 2006 and is currently estimated to be $119,000 for the nine months ending December 31, 2006.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees." SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," to require reporting of excess tax benefits from the exercises of stock-based compensation awards as a financing cash inflow rather than as an operating cash inflow. The SEC subsequently amended the effective date of SFAS 123R to be effective for the first interim period after December 31, 2005 for calendar year companies. SFAS 123R requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. This statement applies to all awards granted after the required effective date, and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. In March 2005, the SEC released Staff Accounting Bulletin No. ("SAB") 107 to assist registrants in implementing SFAS 123R while enhancing the information that investors receive. The FASB has also issued interpretative guidance. We adopted the provisions of SFAS 123R on January 1, 2006 using the modified prospective application method. SFAS 123R did not have a material impact on our consolidated financial statements since we have been recording our stock-based compensation expense under the fair value method in accordance with SFAS 123 since January 1, 2003.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS 154 requires, among other things, retrospective application, unless impracticable, to prior period financial statements for voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual circumstances in which the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets should be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance for reporting the correction of an error in previously issued financial statements and the change of an accounting estimate will not change from APB 20. We adopted SFAS 154 on January 1, 2006; such adoption had no impact on our consolidated financial statements.

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

NOTE 9 - SUBSEQUENT EVENT

On April 6, 2006, we purchased the stock of Buck Engineering, P.C. ("Buck"), a North Carolina-based planning and environmental engineering firm. Buck had 2005 revenues of approximately $13 million and approximately 60 employees at the time of our acquisition. Buck's assets consisted primarily of receivables and fixed assets totaling $2.9 million and $0.6 million, respectively, as of this date. The acquisition was accounted for under the purchase method in accordance with SFAS 141, "Business Combinations," and in accordance therewith, the total purchase price of approximately $10.6 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This acquisition had no effect on our condensed consolidated financial statements as of and for the quarter ended March 31, 2006.

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

In 2005, the U.S. Congress approved a new, six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act-A Legacy for Users. This new level of guaranteed funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this new bill enacted, we began to see a slight increase in state spending on transportation infrastructure projects in the first quarter of 2006, and we expect this activity to increase at a more significant rate in the second half of 2006 and into 2007. For example, during the first quarter, we were selected as the lead designer for a $183 million design/build highway reconstruction project on Interstate 15 in Ogden, Utah. In addition, we received a multi-million dollar, multi-year contract to provide engineering design services for the new Interstate 90/Central Viaduct bridge in Cleveland, Ohio. For the past several years,, we have observed increased federal spending activity on Departments of Defense ("DoD") and Homeland Security ("DHS") activities, including the Federal Emergency Management Agency ("FEMA") and have, in turn, focused more marketing and sales activity on these agencies (DoD and DHS) of the federal government. As a result of this strategy, we increased our revenues from U.S. federal government contracting activity in excess of 100 percent since 2002. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $542 million of this contract value was included in our backlog as of March 31, 2006. During the first quarter of 2006, we continued to be awarded new work from DOD and DHS, including contracts with the Baltimore and New Orleans Districts of the U.S. Army Corp of Engineers. In addition, we were awarded a five-year, $2 million contract by the National Park Service to provide a comprehensive array of environmental services.

In 2003, our Energy business refocused its offshore Managed Services offering to include onshore U.S. oil and gas producers, as demonstrated by two new four-year contracts totaling $144 million received during 2003 from Huber Energy. During 2005, we received an additional $1.0 million per year onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties. Offshore in the Gulf of

Mexico, we were awarded during the first quarter of 2006 a two-year, multi-million dollar contract by Stone Energy to provide operations and maintenance labor services. We have also continued to increase our presence into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects. Internationally during the first quarter of 2006, we received a contract from the West African Gas Pipeline Company to provide training services for operations and maintenance of the West African Gas Pipeline System.

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for the periods ended March 31, 2006 and 2005 (dollars in millions). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
-------------------------------------------------------------------------------

                                                                               For the three months ended
                                                                               --------------------------
                                                                       MARCH 31, 2006            March 31, 2005
--------------------------------------------------------------------------------------------------------------------
ENGINEERING
Total contract revenues                                                    $     86.6                $     93.9

Income from operations before Corporate overhead                                  7.7                      11.3
   Percentage of Engineering revenues                                             8.9%                     12.0%
Less:  Corporate overhead                                                        (4.2)                     (2.8)
   Percentage of Engineering revenues                                            (4.9)%                    (3.0)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                            3.5                       8.5
   Percentage of Engineering revenues                                             4.0%                      9.1%
--------------------------------------------------------------------------------------------------------------------

ENERGY
Total contract revenues                                                          58.9                      50.3

Income from operations before Corporate overhead                                  1.5                         -
   Percentage of Energy revenues                                                  2.5%                        -%
Less:  Corporate overhead                                                        (1.5)                     (1.1)
   Percentage of Energy revenues                                                 (2.5)%                    (2.2)%
--------------------------------------------------------------------------------------------------------------------
Income/(loss) from operations                                                       -                      (1.1)
   Percentage of Energy revenues                                                    -%                     (2.2)%
--------------------------------------------------------------------------------------------------------------------

                                                                               For the three months ended
                                                                               --------------------------
                                                                       MARCH 31, 2006            March 31, 2005
--------------------------------------------------------------------------------------------------------------------
TOTAL REPORTABLE SEGMENTS
Total contract revenues                                                         145.5                     144.2

Income from operations before Corporate overhead                                  9.2                      11.3
   Percentage of total reportable segment revenues                                6.3%                      7.8%
Less:  Corporate overhead                                                        (5.7)                     (3.9)
   Percentage of total reportable segment revenues                               (3.9)%                    (2.7)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                            3.5                       7.4
   Percentage of total reportable segment revenues                                2.4%                      5.1%
--------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                                                (0.6)                     (0.5)
--------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM OPERATIONS                                     $      2.9                $      6.9
   Percentage of total Company revenues                                           1.9%                      4.8%

====================================================================================================================

TOTAL CONTRACT REVENUES

Total contract revenues increased 1% in the first quarter of 2006 relative to the first quarter of 2005. Engineering revenues for the first quarter of 2006 decreased 8% from the first quarter of 2005. Engineering's revenues were negatively impacted by a reduction in subcontractor costs related to the previously mentioned map modernization program management project with FEMA. Total revenue from FEMA was $24 million and $35 million in the first quarter of 2006 and 2005, respectively. The higher FEMA revenue in the first quarter of 2005 is associated with the cost of building the information infrastructure required for the project. As a result of achieving certain performance levels on this FEMA project during the fourth quarter of 2005, the Engineering segment recognized revenue associated with incentive awards totaling $0.7 million during the first quarter of 2006. As a comparison, the Engineering segment recognized revenue of $2.2 million in the first quarter of 2005 related to incentive awards on the FEMA project. In the first quarter of 2006, the new SAFETEA-LU legislation helped to fuel a 6% increase in Engineering's transportation-related revenues, which was more than offset by the decrease in the aforementioned FEMA revenues. In the Energy segment, revenues for the first quarter of 2006 increased 17% from the first quarter of 2005. Revenue increases were associated with additional contracts in the Gulf of Mexico and the onshore Storm Cat Energy Managed Services contract to operate and maintain its coal bed methane production facilities in the Powder River Basin of Wyoming. Energy's revenues for the first quarter of 2006 also benefited from the scheduled shut down of liquefied natural gas facilities in Nigeria, for which we provided operations and maintenance services.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 14.3% for the first quarter of 2006 from 15.5% in the first quarter of 2005. The Engineering segment's gross profit percentage decreased to 18.9% in the first quarter of 2006 from 20.5% for the first quarter of 2005. This decrease in gross profit expressed as a percentage of revenues was impacted by the aforementioned lower revenues associated with the incentive awards on the FEMA project. Additionally, labor utilization rates during the first quarter of 2006 were lower by 4% than the first quarter of 2005 and negatively impacted Engineering's gross profit percentage expressed as a percentage of revenues. These lower Engineering labor utilization rates in the first quarter of 2006 are attributable to a higher level of Baker labor worked in the first quarter of 2005 in connection with the FEMA map modernization contract combined with a higher level of proposal activity in the first quarter of 2006, including our successful effort to acquire the FEMA Housing Inspection Services contract, which was subsequently protested. The Energy segment's gross profit percentage increased to 8.4% in the first quarter of 2006 from 7.3% in the first quarter of 2005. This increase in gross profit as a percentage of revenues is the direct result of the turnaround of our Energy segment's computerized maintenance management and operations assurance ("CMMS") business where delays and cancellations of contracts unfavorably impacted the first quarter of 2005. Management began closely monitoring this business in the first quarter of 2005 and implemented cost reduction measures by reducing headcount in the first, second and third quarters of 2005. As a comparison, this business contributed $0.4 million of gross profit in the first quarter of 2006 versus a gross loss of $0.6 million in the first quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues increased to 12.3% in the first quarter of 2006 from 10.8% in the first quarter of 2005. This overall increase in SG&A expenses expressed as a percentage of revenues reflects increased Corporate overhead costs related to increased headcount, as well as first quarter 2006 professional fees of $0.5 million associated with the restatement of our consolidated financial statements for the periods 2001 through the first quarter of 2005. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 14.8% in the first quarter of 2006 from 11.4% in the first quarter of 2005. In addition to the increase in allocated corporate overhead expenses, the Engineering segment was impacted by lower revenue and increased personnel related costs. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 8.5% in the first quarter of 2006 from 9.5% in the first quarter of 2005. This decrease in SG&A expenses expressed as a percentage of revenues is attributable to the 17% increase in revenues offsetting the increase in allocated corporate overhead expenses and first quarter 2006 professional fees of $0.1 million for audit and tax services related to our payment of past due taxes.

OTHER INCOME

Interest income was higher for the first quarter of 2006 as compared to the first quarter of 2005 due to interest income of $0.1 million collected in connection with a favorable claim settlement and higher interest rates during the first quarter of 2006 on our net invested position. Interest expense for the first quarter of 2006 was lower than the first quarter of 2005 due to our payments of certain previously underpaid international payroll taxes in the fourth quarter of 2005. The payments of these taxes resulted in no related interest expense accrual in the first quarter of 2006. Other income for the first quarter of 2006 related to the aforementioned settlement and equity earnings from two unconsolidated minority-owned ventures. As a comparison, other income for the first quarter of 2005 primarily related to equity earnings from two unconsolidated minority-owned ventures and minority interest related to a consolidated subsidiary, as partially offset by the write-off of an investment.

INCOME TAXES

We had a provision for income taxes of 47% for the first quarter of 2006, which reflects our forecasted effective tax rate for the year ending December 31, 2006. For the first quarter of 2005, we had a provision for income taxes of 57%. The lower forecasted effective rate for 2006 is based on higher forecasted domestic income before taxes as compared to 2005. The variance between the United States ("U.S.") federal statutory rate and the effective rate for these periods is due primarily to taxes on foreign income which we are not able to offset with U.S. foreign tax credits. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed income basis.

CONTRACT BACKLOG

(In millions)                              MARCH 31, 2006          Dec. 31, 2005
--------------------------------------------------------------------------------
Engineering                                    $  1,127.5            $  1,109.2
Energy                                              230.0                 212.6
--------------------------------------------------------------------------------
      Total                                    $  1,357.5            $  1,321.8
================================================================================

In both the Engineering and Energy segments, backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. As contract revenue is recognized, backlog is reduced. Certain of our contracts with the Federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.

As of March 31, 2006 and December 31, 2005, $542 million and $566 million relates to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the related FEMA backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term. Most purchase orders have cancellation clauses with thirty-day notice provisions.

In the first quarter of 2006, our Engineering segment was awarded transportation related projects on Interstate 90 in Cleveland, Ohio, as well as for Interstate 15 in Ogden, Utah. Our Energy segment was awarded an additional operations and maintenance contract in the Gulf of Mexico by Stone Energy and was also awarded a training contract for the West Africa Gas Pipeline System which runs through parts of Nigeria, Benin, Togo and Ghana.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $13.5 million for the first quarter of 2006, as compared to net cash used by operating activities of $5.6 million for the same period in 2005. The first quarter 2006 increase in cash used in operating activities resulted from lower net income, a first quarter 2006 federal income tax payment of $2.3 million and a decrease in both of our segments' accounts payable balances.

Net cash used in investing activities was $0.7 million for both first quarters of 2006 and 2005, respectively. These amounts reflect only capital expenditures for both periods. The 2006 and 2005 amounts primarily relate to computer software and equipment purchases totaling $0.5 and $0.7 million, respectively.

Cash provided by financing activities was $8.2 million for the first quarter of 2006 as compared to $2.1 million for the first quarter of 2005. The cash provided by financing activities for both periods primarily relates to increases in book overdrafts in the amounts of $7.7 million and $2.1 million for the first quarter of

2006 and 2005, respectively. Payments on capital lease obligations totaled $0.2 million in both periods and proceeds from the exercise of stock options totaled $0.1 million in the first quarter of 2005 and were negligible in the first quarter of 2006. The first quarter of 2006 was also impacted by borrowings under our credit facility in an amount of $0.6 million that were used to finance short-term working capital needs.

Working capital increased to $51.3 million at March 31, 2006 from $49.3 million at December 31, 2005. Our current ratio was 1.35:1 at the end of both the first quarter of 2006 and year-end 2005.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of March 31, 2006, borrowings totaling $620,000 and letters of credit totaling $7.0 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We expect to be in compliance with these financial covenants for at least the next year.

We did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders have waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. These documents were filed within the specified time period.

Furthermore, we did not meet the SEC's filing deadline for our Form 10-Q for the second quarter of 2006. Accordingly, our lenders have also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. We currently expect to be able to file our Form 10-Q for the second quarter of 2006 by September 30, 2006. Beginning with our Form 10-Q filing for the third quarter of 2006, we currently expect to complete our quarterly and annual SEC filings within the SEC's filing deadline.

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

We acquire computer equipment and software, as well as office space, furniture and fixtures, motor vehicles, and other equipment through operating leases. The use of operating leases reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate debt obligations, which totaled $0.6 million as of March 31, 2006. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., a increase from the actual weighted average interest rate of 7.68% as of March 31, 2006, to a weighted average interest rate of 8.45%), annual interest expense would be approximately $5,000 higher in 2006 based on the outstanding balance of variable-rate debt obligations as of March 31, 2006. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2006. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2006. Notwithstanding these material weaknesses, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of March 31, 2006:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as discussed below, there was no change in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (3) We have enhanced our review and documentation of accounting estimates. This includes but is not limited to estimates of our sales and use tax liabilities, potential loss contracts, insurance reserves, and the realizability of tax assets (commenced in October 2005).

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion in Note 4 to the accompanying condensed consolidated financial statements.

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

/s/  Craig O. Stuver                                 Dated:  August 15, 2006
-----------------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)