Form 10-Q
period 2006-06-30
BAKER MICHAEL CORP
filed 2006-09-25
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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

                  As of September 1, 2006:
                  ------------------------

                  Common Stock              8,499,998 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

In this Form 10-Q, the terms "we," "us," or "our" refer to Michael Baker Corporation and its subsidiaries.

We have prepared the condensed consolidated financial statements which follow, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, we believe that the disclosures are adequate to make the information presented not misleading. The statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature unless specified otherwise. These condensed consolidated financial statements should be read in conjunction with our 2005 annual consolidated financial statements and the notes thereto.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                For the three months ended
                                                                                --------------------------
                                                                             JUNE 30, 2006       June 30, 2005
--------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except
                                                                                    per share amounts)
Total contract revenues                                                        $ 155,903            $ 142,765

Cost of work performed                                                           133,230              124,120
---------------------------------------------------------------------------------------------------------------
         Gross profit                                                             22,673               18,645

Selling, general and administrative expenses                                      20,148               16,494
---------------------------------------------------------------------------------------------------------------
         Income from operations                                                    2,525                2,151

Other income/(expense):
   Interest income                                                                    43                   90
   Interest expense                                                                 (418)                (400)
   Other, net                                                                        581                   77
---------------------------------------------------------------------------------------------------------------
         Income before income taxes                                                2,731                1,918

Provision for income taxes                                                         1,605                1,876
---------------------------------------------------------------------------------------------------------------
         NET INCOME                                                            $   1,126            $      42

Other comprehensive income -
    Foreign currency translation adjustments - net of $0 tax                         428                  318
---------------------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                                  $   1,554            $     360
===============================================================================================================

            BASIC EARNINGS PER SHARE                                           $    0.13            $       -
            DILUTED EARNINGS PER SHARE                                         $    0.13            $       -
===============================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                 For the six months ended
                                                                                 ------------------------
                                                                            JUNE 30, 2006         June 30, 2005
---------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except
                                                                                    per share amounts)

Total contract revenues                                                        $ 301,450            $ 286,961

Cost of work performed                                                           258,011              245,942
---------------------------------------------------------------------------------------------------------------
         Gross profit                                                             43,439               41,019

Selling, general and administrative expenses                                      38,064               32,013
---------------------------------------------------------------------------------------------------------------
         Income from operations                                                    5,375                9,006

Other income/(expense):
   Interest income                                                                   360                  135
   Interest expense                                                                 (575)                (767)
   Other, net                                                                        795                  176
---------------------------------------------------------------------------------------------------------------
         Income before income taxes                                                5,955                8,550

Provision for income taxes                                                         3,109                5,654
---------------------------------------------------------------------------------------------------------------
         NET INCOME                                                            $   2,846            $   2,896

Other comprehensive income -
    Foreign  currency  translation  adjustments - net of tax of
      $13 and $0, respectively                                                       544                  284
---------------------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                                  $   3,390            $   3,180
===============================================================================================================

            BASIC EARNINGS PER SHARE                                           $    0.34            $    0.34
            DILUTED EARNINGS PER SHARE                                         $    0.33            $    0.33
===============================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS                                                                          JUNE 30, 2006          Dec. 31, 2005
---------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CURRENT ASSETS
Cash and cash equivalents                                                          $   7,475             $  19,041
Receivables, net                                                                      93,932                79,177
Unbilled revenues on contracts in progress                                            94,644                84,654
Prepaid expenses and other                                                             6,093                 8,373
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             202,144               191,245
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    21,961                21,805

OTHER ASSETS
Goodwill and other intangible assets, net                                             18,132                 8,661
Other assets                                                                           6,254                 3,750
---------------------------------------------------------------------------------------------------------------------
    Total other assets                                                                24,386                12,411
---------------------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                                   $ 248,491             $ 225,461
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
Accounts payable                                                                   $  46,780             $   45,570
Accrued employee compensation                                                         28,180                 25,475
Accrued insurance                                                                     10,834                 11,544
Other accrued expenses and current liabilities                                        25,337                 23,308
Income taxes payable                                                                   6,406                  9,827
Billings in excess of revenues on contracts in progress                               13,631                 13,060
Current deferred tax liability                                                        13,626                 13,197
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        144,794                141,981
---------------------------------------------------------------------------------------------------------------------

OTHER LIABILITIES
Long-term debt                                                                        16,000                      -
Other long-term liabilities                                                            4,345                  3,656
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                165,139                145,637
---------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares, issued
   8,995,525 and 8,985,168 shares at 6/30/06 and 12/31/05, respectively                8,996                  8,985
Additional paid-in capital                                                            42,193                 42,138
Retained earnings                                                                     37,185                 34,339
Accumulated other comprehensive loss                                                    (160)                  (704)
Unearned compensation                                                                   (101)                  (173)
Less - 495,537 shares of Common Stock in treasury, at
   cost, at 6/30/06 and 12/31/05                                                      (4,761)                (4,761)
---------------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                                    83,352                 79,824
---------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                 $ 248,491             $  225,461
=====================================================================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     For the six months ended
                                                                                     ------------------------
                                                                                 JUNE 30, 2006         June 30, 2005
---------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   2,846             $   2,896
Adjustments to reconcile net income to net cash
    (used in)/provided by operating activities:
       Depreciation and amortization                                                   2,810                 2,432
       Changes in assets and liabilities:
         Increase in receivables and contracts in progress                           (22,335)              (11,313)
         Decrease in accounts payable and accrued expenses                              (985)               (3,598)
         Increase in other net assets                                                  1,036                10,349
---------------------------------------------------------------------------------------------------------------------
       Total adjustments                                                             (19,474)               (2,130)
---------------------------------------------------------------------------------------------------------------------
       Net cash (used in)/provided by operating activities                           (16,628)                  766
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Buck Engineering, P.C.                                                (10,806)                    -
Additions to property, plant and equipment                                            (2,140)               (2,212)
---------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                         (12,946)               (2,212)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                          16,000                     -
Increase in book overdrafts                                                            2,179                     -
Payments to acquire treasury stock                                                         -                (1,529)
Payments for capital lease obligations                                                  (236)                 (289)
Proceeds from the exercise of stock options                                               65                   195
---------------------------------------------------------------------------------------------------------------------
       Net cash provided by/(used in) financing activities                            18,008                (1,623)
---------------------------------------------------------------------------------------------------------------------

       Net decrease in cash and cash equivalents                                     (11,566)               (3,069)

       Cash and cash equivalents, beginning of year                                   19,041                15,471
---------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   7,475             $  12,402
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                                      $     208             $      58
Income taxes paid                                                                  $   4,940             $     829

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Vehicles and equipment acquired through capital lease obligations                  $       -             $     439
Equipment acquired on credit                                                       $      83             $      11
=====================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 1 - EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six-month periods ended June 30, 2006 and 2005. The additional shares included in diluted shares outstanding are entirely attributable to stock options.

                                                      For the three months ended          For the six months ended
                                                   -------------------------------    -------------------------------
(In thousands except per share data)               JUNE 30, 2006     June 30, 2005    JUNE 30, 2006     June 30, 2005
---------------------------------------------------------------------------------------------------------------------
Net income                                              $  1,126           $    42         $  2,846          $  2,896
Weighted average shares outstanding:
  Basic                                                    8,498             8,544            8,495             8,534
  Effect of dilutive securities -
    Stock options                                            219               173              230               188
  Diluted                                                  8,717             8,717            8,725             8,722

Basic earnings per share                                $   0.13           $     -         $   0.34          $   0.34
Diluted earnings per share                              $   0.13           $     -         $   0.33          $   0.33
=====================================================================================================================

As of June 30, 2006 and 2005, we did not have any stock options which were not included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares.

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

The following table reflects the required disclosures for our reportable segments (in millions):



                                TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS
-----------------------------------------------------------------------------------------------------------------
                                                For the three months ended           For the six months ended
                                                --------------------------           ------------------------
                                             JUNE 30, 2006     June 30, 2005      JUNE 30, 2006    June 30, 2005
-----------------------------------------------------------------------------------------------------------------
ENGINEERING

Total contract revenues                            $  97.5           $  92.1            $ 184.1          $ 185.9

Income from operations before Corporate
   overhead                                            7.9              11.2               15.6             22.6
Less:  Corporate overhead                             (4.7)             (3.5)              (8.9)            (6.4)
-----------------------------------------------------------------------------------------------------------------
Income from operations                                 3.2               7.7                6.7             16.2
-----------------------------------------------------------------------------------------------------------------

ENERGY

Total contract revenues                               58.4              50.7              117.4            101.1

Income/(loss) from operations before
   Corporate overhead                                  1.1              (2.0)               2.6             (2.1)
Less:  Corporate overhead                             (1.8)             (1.4)              (3.3)            (2.4)
-----------------------------------------------------------------------------------------------------------------
Loss from operations                                  (0.7)             (3.4)              (0.7)            (4.5)
-----------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS

Total contract revenues                              155.9             142.8              301.5            287.0

Income from operations before Corporate
   overhead                                            9.0               9.2               18.2             20.5
Less:  Corporate overhead                             (6.5)             (4.9)             (12.2)            (8.8)
-----------------------------------------------------------------------------------------------------------------
Income from operations                                 2.5               4.3                6.0             11.7
-----------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                        -              (2.1)              (0.6)            (2.7)
-----------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM OPERATIONS             $   2.5           $   2.2            $   5.4          $   9.0
=================================================================================================================



                                                                               JUNE 30, 2006       Dec. 31, 2005
-----------------------------------------------------------------------------------------------------------------
Segment assets:
Engineering                                                                            137.7               116.6
Energy                                                                                 104.1                80.4
-----------------------------------------------------------------------------------------------------------------
         Subtotal - segments                                                           241.8               197.0
Corporate/Insurance                                                                      6.7                28.5
-----------------------------------------------------------------------------------------------------------------
         Total                                                                       $ 248.5             $ 225.5
=================================================================================================================

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2006, borrowings totaling $16.0 million and standby letters of credit ("LOCs") totaling $7.0 million were outstanding under the Agreement.

The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.

We did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. These documents were filed within the specified time period.

Furthermore, we did not meet the SEC's filing deadline for our Form 10-Q for the second quarter of 2006. Accordingly, our lenders also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. This document was also filed within the specified time period. Beginning with our Form 10-Q filing for the third quarter of 2006, we expect to complete our quarterly and annual SEC filings within the SEC's filing deadlines.

NOTE 4 - CONTINGENCIES

We currently believe that amounts recorded as liabilities for certain tax exposures may ultimately either be recoverable from clients or may otherwise be reduced through negotiation and settlement efforts. Actual payments could differ from amounts estimated due to the assessment of certain indirect tax obligations by tax authorities to our clients in situations where we had the obligation to charge the client for these taxes, collect the tax and remit it to the tax authorities, or our successful negotiation of tax penalties and interest at less than full statutory rates in situations where such penalty and interest obligations have been estimated and accrued at full statutory rates based on the best information currently available. Based on information currently available, these exposures have been determined to reflect probable liabilities. However, depending on the outcome of future negotiations and discussions with clients and tax authorities, subsequent conclusions may be reached which indicate that portions of these additional tax exposures may not require payment and therefore changes in our estimates could be necessary in future periods. This could result in favorable effects on our income statements in future periods.

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

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on our recoveries with respect to claims made against us or our subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of June 30, 2006.

We have been named as a defendant or co-defendant in other legal proceedings wherein damages are claimed. Such proceedings are not uncommon to our business. After consultations with counsel, management believes that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial statements.

At June 30, 2006, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at June 30, 2006:

                                                  Maximum    Related liability
                                             undiscounted     balance recorded
(Dollars in millions)                     future payments           at 6/30/06
-------------------------------------------------------------------------------
Standby letters of credit:
   Insurance related                                $ 6.8                $   -
   Other                                              0.2                    -
Performance and payment bonds                       $ 4.6                $   -
===============================================================================

Our banks issue LOCs on our behalf under the Agreement as discussed more fully in Note 3. As of June 30, 2006, most of our outstanding LOC amount was issued to an insurance company to serve as collateral for payments the insurer is required to make under certain of our self-insurance programs. This LOC may be drawn upon in the event that we do not reimburse the insurance company for claims payments made on our behalf. Such LOC renews automatically on an annual basis unless either the LOC is returned to the bank by the beneficiary or our banks elect not to renew it.

Bonds are provided on our behalf by certain insurance carriers. As of June 30, 2006, performance and payment bonds totaling $4.6 million were outstanding. The beneficiaries under these performance and payment bonds may request payment from our insurance carriers in the event that we do not perform under the project or if subcontractors are not paid. We do not expect any amounts to be paid under our outstanding bonds at June 30, 2006. In addition, we believe that our bonding lines will be sufficient to meet our bid and performance bonding needs for at least the next year.

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

As of June 30, 2006, our full year estimated effective income tax rate was 50% as compared to 66% as of June 30, 2005. The lower estimated effective rate for 2006 is attributable to a more favorable mix of domestic versus foreign income before taxes. The difference between our 2006 full year estimated effective income tax rate of 50% and the amount shown in the accompanying consolidated statement of income for the six months ended June 30, 2006 is due to the settlement of a state income tax audit.

NOTE 6 - STOCK-BASED COMPENSATION

We adopted SFAS 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires us to expense the fair value of stock options. The expensing of stock options was previously an optional accounting method that we adopted voluntarily on January 1, 2003, as permitted under SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The transitional effects of SFAS 123R did not have an impact on net income for the second quarter or first six months of 2006 since we did not have any remaining unvested portions of options granted prior to January 1, 2003. Prior to our adoption of SFAS 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS 123R did not have an impact on our operating or financing cash flows in the first six months of 2006 or 2005. We have not yet elected to adopt the transition method described in Financial Accounting Standards Board Staff Position 123R-3 and are currently evaluating our alternatives.

If compensation expense for our stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans for the three and six-month periods ended June 30, 2005, consistent with the method prescribed by SFAS 123R, our pro forma net income and earnings per share amounts would have been as follows:


                                                                      For the three            For the six
                                                                       months ended           months ended
(In thousands)                                                        June 30, 2005          June 30, 2005
-----------------------------------------------------------------------------------------------------------
Net income, as reported                                                     $    42              $   2,896
Add: Stock-based employee compensation expense included
     in reported net income, net of related tax effects                          95                    105
Deduct: Total stock-based employee compensation expense
     determined under fair value method, net of related
     tax effects                                                                (97)                  (120)
-----------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $    40              $   2,881
===========================================================================================================

                                                                      For the three            For the six
                                                                       months ended           months ended
                                                                      June 30, 2005          June 30, 2005
-----------------------------------------------------------------------------------------------------------
Reported earnings per share:
      Basic                                                                  $    -               $   0.34
      Diluted                                                                     -                   0.33
Pro forma earnings per share:
      Basic                                                                       -                   0.34
      Diluted                                                                $    -               $   0.33
===========================================================================================================

Our share-based compensation expense recognized in net income was $72,000 and $189,000 in the first six months of 2006 and 2005, respectively. The total income tax benefit recognized in net income for all share-based compensation arrangements was $31,000 and $83,000 in the first six months of 2006 and 2005, respectively.

As of June 30, 2006, we had two fixed stock option plans. Under the 1995 Stock Incentive Plan (the "Plan"), we were authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through December 14, 2004. Under the amended 1996 Non-employee Directors' Stock Incentive Plan (the "Directors' Plan"), we may grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of our stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors' Plan become fully vested on the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

The following table summarizes all stock option activity for both plans during the six months ended June 30, 2006.

                                                                                                   Weighted average
                                                                           Shares subject            exercise price
                                                                                to option                 per share
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                                                      419,130                  $  11.57
--------------------------------------------------------------------------------------------------------------------
Options granted                                                                         -                         -
Options exercised                                                                 (10,357)                     6.28
Options forfeited or expired                                                            -                         -
--------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2006                                                          408,773                  $  11.70
====================================================================================================================

The following table summarizes information about stock options outstanding under both plans as of June 30, 2006:

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                             ------------------------------------------------   ------------------------------------
                                    Number of      Average  Weighted average           Number of   Weighted average
Range of exercise prices              options        life*    exercise price             options     exercise price
--------------------------------------------------------------------------------------------------------------------
$ 4.8125 - $ 9.0000                   113,079          3.9           $  7.06             113,079            $  7.06
$ 9.5313 - $ 12.850                   134,428          2.8             10.42             134,428              10.42
$ 15.035  - $ 20.160                  161,266          6.0             16.02             161,266              16.02
--------------------------------------------------------------------------------------------------------------------
     TOTAL                            408,773          4.4           $ 11.70             408,773            $ 11.70
====================================================================================================================

*Average life remaining in years

NOTE 7 - BUSINESS ACQUISITION, GOODWILL AND OTHER INTANGIBLE ASSETS

On April 6, 2006, we purchased 100% of the stock of Buck Engineering, P.C. ("Buck"), a North Carolina-based planning and environmental engineering firm with a nationally recognized stream and wetland restoration program. Buck is a market leader in stream restoration design and is well respected for its expertise in environmental planning, applied research and extensive training programs. Buck had 2005 revenues of approximately $13 million and approximately 60 employees at the time of our acquisition. Buck's assets consisted primarily of receivables and fixed assets totaling $2.9 million and $0.6 million, respectively, as of this date. The acquisition was accounted for under the purchase method in accordance with SFAS 141, "Business Combinations," and in accordance therewith, the total purchase price of approximately $10.9 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation resulted in an increase of $9.1 million to the Engineering segment's goodwill balance. The results of operations of Buck have been included in our consolidated financial statements since April 2006. Revenues related to the Buck acquisition totaled $1.8 million for the second quarter of 2006. In addition, we entered into two-year employment agreements with two of the three sellers.

The purchase price allocation for this acquisition has not yet been finalized, but is expected to be completed in the fourth quarter of 2006. Accordingly, additional adjustments between goodwill and other intangible assets may still be required.

Goodwill and other intangible assets consist of the following (in thousands):

                                                                           JUNE 30, 2006           Dec. 31, 2005
------------------------------------------------------------------------------------------------------------------
Goodwill:
  Engineering                                                                   $ 10,108                $  1,006
  Energy                                                                           7,465                   7,465
------------------------------------------------------------------------------------------------------------------
    Total goodwill                                                                17,573                   8,471
------------------------------------------------------------------------------------------------------------------
Other intangible assets, net of accumulated amortization
  of $2,038 and $1,810, respectively                                                 559                     190
------------------------------------------------------------------------------------------------------------------
    Goodwill and other intangible assets, net                                   $ 18,132                $  8,661
==================================================================================================================

Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2006, and no impairment charge was required.

As of June 30, 2006, our other intangible assets balance comprises a non-compete agreement (totaling $2.0 million with accumulated amortization of $1,948,000) from our 1998 purchase of Steen Production Services, Inc., as well as intangibles related to a customer list and contract backlog (totaling $596,000 with accumulated amortization of $85,000) from our 2006 purchase of Buck. Amortization expense on our other intangible assets was $228,000 for the six months ended June 30, 2006.

Estimated future amortization expense for other intangible assets as of June 30, 2006 is as follows (in thousands):

-------------------------------------------------------------------------------
Six months ending December 31, 2006                                     $  213
Fiscal year 2007                                                           146
Fiscal year 2008                                                            84
Fiscal year 2009                                                            63
Fiscal year 2010                                                            31
Thereafter                                                                  22
-------------------------------------------------------------------------------
   TOTAL                                                                $  559
===============================================================================

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In 2005, the U.S. Congress approved a new, six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act-A Legacy for Users. This new level of guaranteed funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this new bill enacted, we have seen an increase in state spending on transportation infrastructure projects in the first half of 2006, and we expect this activity to grow at a more accelerated rate in the second half of 2006 and into 2007. During the first quarter of 2006, we were selected as the lead designer for a $183 million design/build highway reconstruction project on Interstate 15 in Ogden, Utah. In addition, we received a multi-million dollar, multi-year contract to provide engineering design services for the new Interstate 90/Central Viaduct bridge in Cleveland, Ohio. During the second quarter, we were selected by the District of Columbia Department of Transportation to provide architectural and engineering services for its transportation infrastructure. Furthermore, our second quarter acquisition of Buck Engineering will enable us to provide Buck's nationally recognized stream and wetlands restoration program to interested clients, particularly Departments of Transportation. For the past several years, we have observed increased federal spending activity on Departments of Defense ("DoD") and Homeland Security ("DHS") activities, including the Federal Emergency Management Agency ("FEMA") and have, in turn, focused more marketing and sales activity on these agencies (DoD and DHS) of the federal government. As a result of this strategy, we increased our revenues from U.S. federal government contracting activity in excess of 100 percent since 2002. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $517 million of this contract value was included in our backlog as of June 30, 2006. During the first quarter of 2006, we were awarded new work from DoD and DHS, including contracts with the Baltimore and New Orleans Districts of the U.S. Army Corp of Engineers. In addition, we were awarded a five-year, $2 million contract by the National Park Service to provide a comprehensive array of environmental services. During the second quarter of 2006, we were initially awarded a five-year, up to $750 million performance-based contract from FEMA to provide program management and individual housing inspection services to assess damage caused by natural disasters. A protest was filed and later dismissed relative to this award, and FEMA is currently conducting a re-selection process. While we believe that we have provided an acceptable proposal with respect to qualification and pricing, we can give no assurance that we will be re-selected. As such, no related amounts have been included in our backlog as of June 30, 2006.

During 2005, our Energy segment received a $1.0 million per year onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties (an existing Energy client). Additionally, during the second quarter of 2006, we received a five-year, multi-million dollar contract from Escambia Operating Company, LLC, to operate and maintain its gas producing properties and facilities at the Big Escambia Field in Alabama. Offshore in the Gulf of Mexico, we were awarded during the first quarter of 2006 a two-year, multi-million dollar contract by Stone Energy to provide operations and maintenance labor services. We have also continued to increase our presence into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects. Internationally, during the first quarter of 2006, we received a contract from the West African Gas Pipeline Company to provide training services for operations and maintenance of the West African Gas Pipeline System. Critical to our continued success in all of these areas is exemplary compliance with all applicable health, safety and environmental regulations. As evidence of our commitment in this regard, we were awarded during the second quarter of 2006, the National Safety Award for Excellence by the U.S. Department of Interior's Minerals Management Service.

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for the periods ended June 30, 2006 and 2005 (dollars in millions). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology and communications, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                            For the three months ended             For the six months ended
                                            --------------------------             ------------------------
                                         JUNE 30, 2006      June 30, 2005       JUNE 30, 2006      June 30, 2005
------------------------------------------------------------------------------------------------------------------
ENGINEERING

Total contract revenues                        $  97.5            $  92.1             $ 184.1            $ 185.9

Income from operations before
   Corporate overhead                              7.9               11.2                15.6               22.6
   Percentage of Engineering revenues              8.1%              12.2%                8.5%              12.2%
Less:  Corporate overhead                         (4.7)              (3.5)               (8.9)              (6.4)
   Percentage of Engineering revenues             (4.8)%             (3.8)%              (4.8)%             (3.4)%
------------------------------------------------------------------------------------------------------------------
Income from operations                             3.2                7.7                 6.7               16.2
   Percentage of Engineering revenues              3.3%               8.4%                3.6%               8.7%
------------------------------------------------------------------------------------------------------------------

                                            For the three months ended             For the six months ended
                                            --------------------------             ------------------------
(continued)                              JUNE 30, 2006      June 30, 2005       JUNE 30, 2006      June 30, 2005
--------------------------------------------------------------------------------------------------------------------
ENERGY

Total contract revenues                           58.4               50.7               117.4              101.1

Income/(loss) from operations before
   Corporate overhead                              1.1               (2.0)                2.6               (2.1)
   Percentage of Energy revenues                   1.9%              (3.9)%               2.2%              (2.1)%
Less:  Corporate overhead                         (1.8)              (1.4)               (3.3)              (2.4)
   Percentage of Energy revenues                  (3.0)%             (2.8)%              (2.8)%             (2.4)%
--------------------------------------------------------------------------------------------------------------------
Loss from operations                              (0.7)              (3.4)               (0.7)              (4.5)
   Percentage of Energy revenues                  (1.2)%             (6.7)%              (6.0)%             (4.5)%
--------------------------------------------------------------------------------------------------------------------

TOTAL REPORTABLE SEGMENTS

Total contract revenues                          155.9              142.8               301.5              287.0

Income from operations before
   Corporate overhead                              9.0                9.2                18.2               20.5
   Percentage of total reportable
     segment revenues                              5.8%               6.4%                6.0%               7.1%
Less:  Corporate overhead                         (6.5)              (4.9)              (12.2)              (8.8)
   Percentage of total reportable
     segment revenues                             (4.2)%             (3.4)%              (4.0)%             (3.1)%
--------------------------------------------------------------------------------------------------------------------
Income from operations                             2.5                4.3                 6.0               11.7
   Percentage of total reportable
     segment revenues                              1.6%               3.0%                2.0%               4.1%
--------------------------------------------------------------------------------------------------------------------

Other Corporate/Insurance expense                    -               (2.1)               (0.6)              (2.7)
--------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY - INCOME FROM OPERATIONS         $   2.5            $   2.2             $   5.4            $   9.0
   Percentage of total Company
     revenues                                      1.6%               1.5%                1.8%               3.1%
====================================================================================================================

TOTAL CONTRACT REVENUES

Total contract revenues increased 9% in the second quarter of 2006 relative to the second quarter of 2005. Engineering revenues for the second quarter of 2006 increased 6% over the second quarter of 2005. Engineering's revenues were positively impacted by the new SAFETEA-LU legislation that helped to fuel a 6% increase in Engineering's transportation-related revenues. In addition, the acquisition of Buck Engineering in the beginning of the second quarter of 2006 contributed approximately $2 million in additional revenues for the second quarter of 2006. Total revenues from FEMA were approximately $25 million in both the second quarters of 2006 and 2005. As a result of achieving certain performance levels on our map modernization project with FEMA during the first quarter of 2006, the Engineering segment recognized revenue associated with incentive awards totaling $0.7 million for the second quarter of 2006. Likewise, FEMA incentive awards totaled $0.7 million for the second quarter of 2005. In the Energy segment, revenues for the second quarter of 2006 increased 15% over the second quarter of 2005. Revenue increases were associated with additional contracts in the Gulf of Mexico and two new managed services contracts, including the onshore Storm Cat Energy contract to operate and maintain its coal bed methane production facilities in the Powder River Basin of Wyoming and the onshore Escambia project to operate and maintain its oil and gas producing properties and facilities at the Big Escambia Field in Alabama.

For the first six months of 2006, total contract revenues increased 5% over the corresponding period in 2005. In the Engineering segment, revenues decreased 1% in the first six months of 2006 as compared to the first six months of 2005. Engineering revenues were negatively impacted by a reduction in subcontractor costs related to the previously mentioned map modernization program management project with FEMA. Total revenue from FEMA was $50 million and $60 million in the first six months of 2006 and 2005, respectively. The higher FEMA revenue in the first six months of 2005 is primarily associated with the cost of building the information infrastructure required for the project which was completed in 2005. As a result of achieving certain performance levels on this FEMA project during the fourth quarter of 2005 and first quarter of 2006, the Engineering segment recognized revenue associated with incentive awards totaling $1.4 million during the first six months of 2006. As a comparison, the Engineering segment recognized revenue of $2.9 million in the first six months of 2005 related to incentive awards on the FEMA project. Partially offsetting the decrease in FEMA-related revenues was a 6% increase in transportation-related revenues as a result of the new SAFETEA-LU legislation and the aforementioned increase in revenues related to the Buck acquisition. In the Energy segment, revenues for the first six months of 2006 increased 16% over the first six months of 2005. Revenue increases were again associated with additional contracts in the Gulf of Mexico and the onshore managed services contracts with Storm Cat Energy and Escambia. Energy's revenues for the first six months of 2006 also benefited from the scheduled shut down of liquefied natural gas facilities in Nigeria, for which we provided operations and maintenance services during the first quarter of 2006.

GROSS PROFIT

Gross profit expressed as a percentage of revenues increased to 14.5% for the second quarter of 2006 from 13.1% in the second quarter of 2005. The Engineering segment's gross profit percentage decreased to 17.6% in the second quarter of 2006 from 20.4% in the second quarter of 2005. This decrease in gross profit expressed as a percentage of revenues was adversely affected by lower labor utilization rates during the second quarter of 2006. Labor utilization was lower by 3% during the second quarter of 2006 as compared to the second quarter of 2005 and negatively impacted Engineering's gross profit percentage expressed as a percentage of revenues. These lower Engineering labor utilization rates in the second quarter of 2006 are attributable to a higher level of Baker labor worked in the second quarter of 2005 in connection with the FEMA map modernization contract combined with a higher level of proposal activity in the second quarter of 2006. Such proposal activity included our previously discussed effort to acquire the FEMA Housing Inspection Services contract, which was subsequently protested. In addition, legal fees incurred in relation to the protest on the FEMA contract resulted in $0.5 million of costs being accrued in the second quarter of 2006. The Energy segment's gross profit percentage increased to 9.5% in the second quarter of 2006 from 3.9% in the second quarter of 2005. This increase in gross profit as a percentage of revenues relates to an overall increase in gross profit from both existing and new projects in our Energy segment's managed services and labor businesses. In addition, the turnaround of our computerized maintenance management and operations assurance ("CMMS") business, where delays and cancellations of contracts unfavorably impacted the second quarter of 2005, contributed $50,000 in gross profit for the second quarter of 2006 versus a gross loss of $0.4 million in the second quarter of 2005. Management began closely monitoring this business in the first quarter of 2005 and implemented cost reduction measures by reducing headcount in the first, second and third quarters of 2005.

Gross profit expressed as a percentage of revenues increased to 14.4% in the first six months of 2006 from 14.3% in the first six months of 2005. The Engineering segment's gross profit percentage decreased to 18.2% in the first six months of 2006 from 20.5% in the first six months of 2005. This decrease in gross profit expressed as a percentage of revenues was impacted by lower revenues associated with the previously mentioned incentive awards on the FEMA project and lower labor utilization rates during the first six months of 2006. Engineering's labor utilization rates were lower by 3% when compared to the first six months of 2005 and negatively impacted Engineering's gross profit percentage expressed as a percentage of revenues. These lower labor utilization rates in the first six months of 2006 are attributable to a higher level of Baker labor worked in the first six months of 2005 in connection with the FEMA map modernization contract combined with a higher level of proposal activity in the first six months of 2006, including our effort to acquire the FEMA Housing Inspection Services contract (which was subsequently protested). In addition, legal fees incurred in relation to the protest on the FEMA contract resulted in $0.5 million of costs being accrued in the second quarter of 2006. The Energy segment's gross profit percentage increased to 9.0% in the first six months of 2006 from 5.6% in the first six months of 2005. This increase in gross profit as a percentage of revenues relates to a performance-based incentive bonus totaling $0.6 million that was earned on a project in our managed services business during the first quarter of 2006, as well as an overall increase in gross profit from our labor-based business. In addition, the turnaround of our Energy segment's CMMS business which contributed $0.5 million of gross profit in the first six months of 2006 versus a gross loss of $1.0 million in the first six months of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues increased to 13.0% in the second quarter of 2006 from 11.6% in the second quarter of 2005. This overall increase in SG&A expenses expressed as a percentage of revenues reflects increased Corporate overhead costs related to increased headcount, as well as second quarter 2006 professional fees of $0.9 million associated with the restatement of our consolidated financial statements for the periods 2001 through the first quarter of 2005. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 14.3% in the second quarter of 2006 from 12.1% in the second quarter of 2005. In addition to the increase in allocated corporate overhead expenses, the Engineering segment was impacted by an increase in project management training costs and personnel related costs. In the Energy segment, SG&A expenses expressed as a percentage of revenues increased slightly to 10.7% in the second quarter of 2006 from 10.5% in the second quarter of 2005. This increase in SG&A expenses expressed as a percentage of revenues is attributable to the increase in allocated corporate overhead expenses and professional fees of $0.2 million for audit and tax services related to our payment of past due taxes.

SG&A expenses, including Corporate overhead, expressed as a percentage of total contract revenues increased to 12.6% in the first six months of 2006 from 11.2% in the first six months of 2005. This overall increase in SG&A expenses expressed as a percentage of revenues reflects increased Corporate overhead costs related to increased headcount, as well as professional fees of $1.4 million associated with the restatement of our consolidated financial statements for the periods 2001 through the first quarter of 2005. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 14.6% in the first six months of 2006 from 11.7% in the first six months of 2005. In addition to the increase in allocated corporate overhead expenses, the Engineering segment was impacted by slightly lower revenue and increased training and personnel related costs. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.6% in the first six months of 2006 from 10.0% in the first six months of 2005. This decrease in SG&A expenses expressed as a percentage of revenues is attributable to the 16% increase in revenues and relatively flat segment overhead, offsetting the increase in allocated corporate overhead expenses and professional fees of $0.3 million for audit and tax services related to our payment of past due taxes incurred during the first six months of 2006.

OTHER INCOME

Interest income was negligible for both the second quarter of 2006 and 2005. For the first six months of 2006, interest income was higher as compared to the first six months of 2005 due to interest income of $0.1 million collected in connection with a favorable claim settlement. Interest expense was the same for both second quarters of 2006 and 2005. For the first six months of 2006, interest expense was lower as compared to the first six months of 2005 due to lower interest expense accruals resulting from our payments of certain previously underpaid international payroll taxes during the fourth quarter of 2005 and first six months of 2006. The payment of these taxes resulted in no related interest expense accruals in the first six months of 2006. The lower interest expense on underpaid international payroll taxes was partially offset by an increase in interest expense totaling $0.2 million on our net borrowed position through June 30, 2006. As a comparison, we were in a net invested position during the first six months of 2005. Other income for the second quarter and first six months of 2006 relates to equity earnings from two unconsolidated minority-owned ventures totaling $0.2 million and $0.3 million, respectively. In addition, currency-related gains totaled $0.4 million in the second quarter of 2006 and the aforementioned claim settlement positively impacted the first quarter of 2006 by $0.1 million. As a comparison, other income for the second quarter and first six months of 2005 primarily related to equity earnings from two unconsolidated minority-owned ventures totaling $0.1 million.

INCOME TAXES

We had a provision for income taxes of 50% for the first six months of 2006, which reflects our forecasted effective tax rate for the year ending December 31, 2006. For the first six months of 2005, we had a provision for income taxes of 66%. The lower forecasted effective rate for 2006 is based on more favorable mix of domestic versus foreign income before taxes as compared to 2005. The variance between the United States ("U.S.") federal statutory rate and the effective rate for these periods is due primarily to taxes on foreign income which we are not able to offset with U.S. foreign tax credits. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed income basis. The difference between our 2006 full year estimated effective income tax rate of 50% and the amount shown in the accompanying consolidated statement of income for the six months ended June 30, 2006 is due to the settlement of a state income tax audit.

CONTRACT BACKLOG

(In millions)                             JUNE 30, 2006           Dec. 31, 2005
--------------------------------------------------------------------------------
Engineering                                     $ 1,126.4             $ 1,109.2
Energy                                              244.1                 212.6
--------------------------------------------------------------------------------
      Total                                     $ 1,370.5             $ 1,321.8
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

As of June 30, 2006 and December 31, 2005, $517 million and $566 million of our backlog relates to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the related FEMA backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term. Most purchase orders have cancellation clauses with thirty-day notice provisions.

In the second quarter of 2006, our Energy segment was awarded a five-year, multi-million-dollar operations and maintenance contract to operate and maintain oil and gas producing properties and facilities at the Big Escambia Field in Alabama.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $16.6 million for the first six months of 2006, as compared to net cash provided by operating activities of $0.8 million for the same period in 2005. The increase in cash used in operating activities for first six months of 2006 resulted primarily from a first quarter 2006 federal income tax payment of $2.3 million and an increase in both of our segments' accounts receivable balances.

Net cash used in investing activities was $12.9 million and $2.2 million for the first six months of 2006 and 2005, respectively. The cash used in investing activities for the first six months of 2006 reflects the net cash paid for the acquisition of Buck Engineering totaling $10.8 million and capital expenditures of $2.1 million. In comparison, the cash used in investing activities for the first six months of 2005 reflects only capital expenditures. The 2006 and 2005 capital expenditure amounts primarily relate to computer software and equipment purchases totaling $1.4 and $1.5 million and office and field equipment purchases totaling $0.8 million and $0.5 million, respectively.

Cash provided by financing activities was $18.0 million for the first six months of 2006 as compared to cash used in financing activities of $1.6 million for the first six months of 2005. The cash provided by financing activities for 2006 relates to borrowings under our credit facility totaling $16.0 million, which were used to finance the acquisition of Buck as well as additional short-term working capital needs. In addition, our book overdrafts increased in the amount of $2.2 million. The first six months of 2006 and 2005 were also impacted by payments on capital lease obligations totaling $0.2 million and $0.3 million and proceeds from the exercise of stock options totaling $0.1 million and $0.2 million, respectively.

Working capital increased to $57.4 million at June 30, 2006 from $49.3 million at December 31, 2005. Our current ratio was 1.40:1 and 1.35:1 at the end of the second quarter of 2006 and year-end 2005, respectively.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of June 30, 2006, borrowings totaling $16.0 million and letters of credit totaling $7.0 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We expect to be in compliance with these financial covenants for at least the next year.

We did not timely file our quarterly reports on Form 10-Q for the second and third quarters of 2005 and the first quarter of 2006, or our annual report on Form 10-K for the year ended December 31, 2005. As a result, several covenant violations related to the timing of our financial reporting occurred under the Agreement. The lenders waived these violations by allowing us to file our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, our Form 10-K for the year ended December 31, 2005, and our Form 10-Q for the quarter ended March 31, 2006, with the SEC by August 15, 2006. These documents were filed within the specified time period.

Furthermore, we did not meet the SEC's filing deadline for our Form 10-Q for the second quarter of 2006. Accordingly, our lenders also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. This document was filed within the specified time period. Beginning with our Form 10-Q filing for the third quarter of 2006, we expect to complete our quarterly and annual SEC filings within the SEC's filing deadlines.

Our borrowing capacity under the Agreement is available for short-term working capital needs, to support strategic opportunities that management identifies, and to make our past due tax payments. Our strategy is to better position ourselves for growth in our Engineering and Energy segments through selected opportunistic acquisitions that compliment our experience, skill and geographic presence. We consider acquisitions and investments as components of our growth strategy and intend to use both existing cash and the borrowings under the Agreement to fund such endeavors. If we commit to funding future acquisitions, we may need to adjust our credit facilities to reflect a longer repayment period on borrowings used for acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate debt obligations, which totaled $16.0 million as of June 30, 2006. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 6.14% as of June 30, 2006, to a weighted average interest rate of 6.75%), annual interest expense would be approximately $98,000 higher in 2006 based on the outstanding balance of variable-rate debt obligations as of June 30, 2006. We also have variable rate investments, which totaled $4.1 million as of June 30, 2006. Assuming a 10% increase in interest rates on these variable-rate investments (i.e., an increase from the actual weighted average interest rate of 4.50% as of June 30, 2006, to a weighted average interest rate of 4.95%), annual interest income would be approximately $18,000 higher in 2006 based on the outstanding balance of variable-rate investments as of June 30, 2006. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2006. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2006. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of June 30, 2006:

     1. We did not maintain effective controls, including monitoring, over the accounting for our sales and use taxes. Specifically, we did not have a complement of operations and accounting personnel aware of the tax ramifications of entering a new jurisdiction which resulted in misstating accrued sales and use tax accounts. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

     2. We did not maintain effective controls over the accounting for our incurred but not reported ("IBNR") insurance-related liabilities as required under GAAP. Specifically, we did not properly account for adjustments and increased activity in evaluating the liabilities. This control deficiency resulted in an adjustment to our condensed consolidated financial statements for the second quarter of fiscal year 2005. This control deficiency could result in a misstatement in the aforementioned IBNR liabilities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter of 2006, the Company decommissioned its existing human resource system and implemented Oracle Human Resources. Except for the Oracle Human Resources implementation and the remediation discussed below, there was no change in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PLAN FOR REMEDIATION

We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses previously discussed:

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

     (3) We have enhanced our review and documentation of accounting estimates. This includes but is not limited to estimates of our sales and use tax liabilities and insurance reserves (commenced in October 2005).

In addition, we have implemented the following procedures to improve our internal control over financial reporting:

     (1) We have emphasized certain key controls in an effort to mitigate significant risks and strengthen our control environment. In this regard, we have elevated within the company the awareness and communication of tax-related contingencies and financial reporting risks associated with insurance reserves (began in June 2005).

     (2) We have enhanced our monitoring of accounts by deploying account reconciliation software that facilitates access and review of reconciliations (deployment began in August 2005).

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2006, Alltech, Inc. a competitor for the 2006 FEMA Housing Inspection Contract ("the Contract") filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging, among other claims, that we had misappropriated trade secrets and seeking, in addition to other relief, a temporary restraining order to prevent us from using such alleged trade secrets in our bid to FEMA for the Contract. On April 6, 2006, the Court refused to grant a temporary restraining order, and on September 12, 2006, Alltech voluntarily dismissed its lawsuit without explanation. Separately, following an award by FEMA of the Contract to us and the Partnership for Response and Recovery (PaRR) in June, 2006, Alltech filed a protest with the Government Accountability Office (GAO) on June 23, 2006. As a result of the filing of that protest, FEMA issued a stop-work order to us and PaRR. We intervened in the protest. On August 18, 2006, FEMA advised GAO that it was going to take corrective action, and in response, GAO dismissed the protest on August 21, 2006. FEMA has solicited revised proposals for the Contract from us, PaRR, and Alltech.

Additionally, see discussion in Note 4 to the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There were no material changes in the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 5. OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR THE 2005 ANNUAL MEETING OF SHAREHOLDERS

Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Act"), requires that a shareholder intending to submit a proposal to be included in a company's proxy statement to be considered at a company's annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to shareholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year's annual meeting. In addition, the advance notice provisions in the Company's bylaws require that a shareholder intending to submit a nomination to be considered at the Company's annual meeting must notify the Company's secretary of such proposal at least 60 days prior to the annual meeting.

Rule 14a-4(c)(1) under the Act requires that if the company did not have notice of a matter at least 45 days before the date of the proxy statement that the company released to shareholders the previous year, or if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year's annual meeting, then the persons appointed by the Board to act as proxies will be allowed to use their discretionary voting authority with respect to any such matter or proposal raised at the annual meeting.

Our annual meeting has been changed by more than 30 days from the date of the previous annual meeting. We have set a record date of October 20, 2006 for our annual meeting and intend to hold the annual meeting on November 29, 2006. Accordingly, the date for our receipt of shareholder proposals and nominations and matters to be raised at the meeting is October 10, 2006, which is approximately 15 days before we intend to print and mail our proxy statement.

ITEM 6.           EXHIBITS

(a)  The following exhibits are included herewith as a part of this Report:

     Exhibit No.                          Description
     -----------                          -----------

        23.1 Consent of Former Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP), filed herewith.

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

MICHAEL BAKER CORPORATION

/s/  William P. Mooney                                Dated:  September 25, 2006
----------------------------------
William P. Mooney
Executive Vice President and
  Chief Financial Officer

/s/  Craig O. Stuver                                  Dated:  September 25, 2006
----------------------------------
Craig O. Stuver
Senior Vice President, Corporate Controller
  and Treasurer (Chief Accounting Officer)