Form 10-Q
period 2006-09-30
BAKER MICHAEL CORP
filed 2006-11-08
CIK 9263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer       Accelerated filer   X   Non-accelerated filer
                        -----                   -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

     Yes         No   X
         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2006:
-----------------------
Common Stock              8,499,988 shares

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

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                   For the three months ended
                                                -------------------------------
                                                SEPT. 30, 2006   Sept. 30, 2005
                                                --------------   --------------
                                                (In thousands, except per share
                                                            amounts)
Total contract revenues                            $170,194         $148,733
Cost of work performed                              149,985          127,895
                                                   --------         --------
      Gross profit                                   20,209           20,838
Selling, general and administrative expenses         18,715           16,706
                                                   --------         --------
      Income from operations                          1,494            4,132
Other income/(expense):
   Interest income                                       48               86
   Interest expense                                    (397)            (363)
   Other, net                                           284             (312)
                                                   --------         --------
      Income before income taxes                      1,429            3,543

Provision for income taxes                            1,753            2,203
                                                   --------         --------
      NET (LOSS)/INCOME                            $   (324)        $  1,340
Other comprehensive (loss)/income -
   Foreign currency translation adjustments -
      net of $0 tax                                    (114)             427
                                                   --------         --------
      COMPREHENSIVE (LOSS)/INCOME                  $   (438)        $  1,767
                                                   ========         ========
      BASIC (LOSS)/EARNINGS PER SHARE              $  (0.04)        $   0.16
      DILUTED (LOSS)/EARNINGS PER SHARE            $  (0.04)        $   0.15
                                                   ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                 For the nine months ended
                                                              -------------------------------
                                                              SEPT. 30, 2006   Sept. 30, 2005
                                                              --------------   --------------
                                                                   (In thousands, except
                                                                     per share amounts)
Total contract revenues                                          $471,644         $435,694
Cost of work performed                                            407,191          373,837
                                                                 --------         --------
         Gross profit                                              64,453           61,857
Selling, general and administrative expenses                       57,584           48,719
                                                                 --------         --------
         Income from operations                                     6,869           13,138
Other income/(expense):
   Interest income                                                    408              221
   Interest expense                                                  (972)          (1,130)
   Other, net                                                       1,080             (136)
                                                                 --------         --------
         Income before income taxes                                 7,385           12,093

Provision for income taxes                                          4,863            7,856
                                                                 --------         --------
         NET INCOME                                              $  2,522         $  4,237
Other comprehensive income -
   Foreign currency translation adjustments - net of tax of
      $13 and $0, respectively                                        431              711
                                                                 --------         --------
         COMPREHENSIVE INCOME                                    $  2,953         $  4,948
                                                                 ========         ========
         BASIC EARNINGS PER SHARE                                $   0.30         $   0.50
         DILUTED EARNINGS PER SHARE                              $   0.29         $   0.49
                                                                 ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                            SEPT. 30, 2006   Dec. 31, 2005
                                                            --------------   -------------
                                                                    (In thousands,
                                                                 except share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $  9,905       $ 19,041
Receivables, net                                                 92,094         79,177
Unbilled revenues on contracts in progress                      103,498         84,654
Prepaid expenses and other                                       10,975          8,373
                                                               --------       --------
      Total current assets                                      216,472        191,245
                                                               --------       --------
PROPERTY, PLANT AND EQUIPMENT, NET                               21,220         21,805
OTHER ASSETS
Goodwill                                                         16,728          8,471
Other intangible assets, net                                        605            190
Other assets                                                      8,523          3,750
                                                               --------       --------
      Total other assets                                         25,856         12,411
                                                               --------       --------
      TOTAL ASSETS                                             $263,548       $225,461
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Accounts payable                                               $ 53,088       $ 45,570
Accrued employee compensation                                    25,549         25,475
Accrued insurance                                                12,267         11,544
Other accrued expenses and current liabilities                   25,545         23,308
Income taxes payable                                              5,144          9,827
Billings in excess of revenues on contracts in progress          16,546         13,060
Current deferred tax liability                                   16,261         13,197
                                                               --------       --------
      Total current liabilities                                 154,400        141,981
                                                               --------       --------
OTHER LIABILITIES
Long-term debt                                                   22,740             --
Other long-term liabilities                                       3,462          3,656
                                                               --------       --------
      Total liabilities                                         180,602        145,637
                                                               --------       --------
SHAREHOLDERS' INVESTMENT
Common Stock, par value $1, authorized 44,000,000 shares,
   issued 8,995,525 and 8,985,168 shares at 9/30/06 and
   12/31/05, respectively                                         8,996          8,985
Additional paid-in capital                                       42,193         42,138
Retained earnings                                                36,861         34,339
Accumulated other comprehensive loss                               (273)          (704)
Unearned compensation                                               (70)          (173)
Less - 495,537 shares of Common Stock in treasury, at
   cost, at 9/30/06 and 12/31/05                                 (4,761)        (4,761)
                                                               --------       --------
      Total shareholders' investment                             82,946         79,824
                                                               --------       --------
      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $263,548       $225,461
                                                               ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                For the nine months ended
                                                             -------------------------------
                                                             SEPT. 30, 2006   Sept. 30, 2005
                                                             --------------   --------------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  2,522         $  4,237
Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
      Depreciation and amortization                                4,397            3,660
      Changes in assets and liabilities:
         Increase in receivables and net unbilled revenues       (25,842)         (10,865)
         (Decrease)/increase in accounts payable and
            accrued expenses                                        (614)          12,526
         (Increase)/decrease in other net assets                  (4,203)           1,253
                                                                --------         --------
      Total adjustments                                          (26,262)           6,574
                                                                --------         --------
      Net cash (used in)/provided by operating activities        (23,740)          10,811
                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Buck Engineering, P.C.                            (10,806)              --
Additions to property, plant and equipment                        (2,960)          (3,850)
                                                                --------         --------
      Net cash used in investing activities                      (13,766)          (3,850)
                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                      22,740               --
Increase in book overdrafts                                        6,021               --
Payments to acquire treasury stock                                    --           (1,808)
Payments for capital lease obligations                              (456)            (434)
Proceeds from the exercise of stock options                           65              379
                                                                --------         --------
      Net cash provided by/(used in) financing activities         28,370           (1,863)
                                                                --------         --------
      Net (decrease)/increase in cash and cash equivalents        (9,136)           5,098
      Cash and cash equivalents, beginning of year                19,041           15,471
                                                                --------         --------
      CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  9,905         $ 20,569
                                                                ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW DATA
Interest paid                                                   $    496         $     84
Income taxes paid                                               $  8,417         $  1,539
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES
Vehicles and equipment acquired through capital lease
   obligations                                                  $     27         $    555
Equipment acquired on credit                                    $     14         $    138
                                                                ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

NOTE 1 - EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2006 and 2005.

                                          For the three months ended   For the nine months ended
                                          --------------------------   -------------------------
                                             SEPT. 30,   Sept. 30,       SEPT. 30,   Sept. 30,
(In thousands except per share data)            2006        2005            2006        2005
                                             ---------   ---------       ---------   ---------
Net (loss)/income                             $ (324)      $1,340          $2,522      $4,237
Weighted average shares outstanding:
   Basic                                       8,500        8,474           8,497       8,514
   Effect of dilutive securities -
      Stock options                               --          222             216         201
   Diluted                                     8,500        8,696           8,713       8,715
Basic (loss)/earnings per share               $(0.04)      $ 0.16          $ 0.30      $ 0.50
Diluted (loss)/earnings per share             $(0.04)      $ 0.15          $ 0.29      $ 0.49
                                              ===============================================

As of September 30, 2006 and 2005, we did not have any stock options which were not included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares.

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

The following table reflects the required disclosures for our reportable segments (in millions):

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                          For the three months ended   For the nine months ended
                                          --------------------------   -------------------------
                                             SEPT. 30,   Sept. 30,       SEPT. 30,   Sept. 30,
                                                2006        2005            2006        2005
                                             ---------   ---------       ---------   ---------
ENGINEERING
Total contract revenues                       $ 97.8      $ 96.0          $281.8      $281.9
Income from operations before Corporate
   overhead                                      4.8         8.6            20.4        31.2
Less: Corporate overhead                        (3.5)       (3.5)          (12.4)       (9.9)
                                              ------      ------          ------      ------
Income from operations                           1.3         5.1             8.0        21.3
                                              ------      ------          ------      ------
ENERGY
Total contract revenues                         72.4        52.7           189.8       153.8
Income/(loss) from operations before
   Corporate overhead                            2.1         0.9             4.7        (1.1)
Less: Corporate overhead                        (1.3)       (1.3)           (4.6)       (3.8)
                                              ------      ------          ------      ------
Income/(loss) from operations                    0.8        (0.4)            0.1        (4.9)
                                              ------      ------          ------      ------
TOTAL REPORTABLE SEGMENTS
Total contract revenues                        170.2       148.7           471.6       435.7
Income from operations before Corporate
   overhead                                      6.9         9.5            25.1        30.1
Less: Corporate overhead                        (4.8)       (4.8)          (17.0)      (13.7)
                                              ------      ------          ------      ------
Income from operations                           2.1         4.7             8.1        16.4
                                              ------      ------          ------      ------
Other Corporate/Insurance expense               (0.6)       (0.6)           (1.2)       (3.3)
                                              ------      ------          ------      ------
TOTAL COMPANY - INCOME FROM OPERATIONS        $  1.5      $  4.1          $  6.9      $ 13.1
                                              ======      ======          ======      ======

                         SEPT. 30,   Dec. 31,
                            2006       2005
                         ---------   --------
Segment assets:
Engineering                $144.1     $116.6
Energy                      105.1       80.4
                           ------     ------
   Subtotal - segments      249.2      197.0
Corporate/Insurance          14.3       28.5
                           ------     ------
   Total                   $263.5     $225.5
                           ======     ======

NOTE 3 - LONG-TERM DEBT AND BORROWING ARRANGEMENTS

We have an unsecured credit agreement ("the Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2006, borrowings totaling $22.7 million and standby letters of credit ("LOCs") totaling $10.2 million were outstanding under the Agreement.

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

NOTE 4 - CONTINGENCIES

We currently believe that amounts recorded as liabilities for certain tax exposures may ultimately either be recoverable from clients or may otherwise be reduced through negotiation and settlement efforts. Actual payments could differ from amounts estimated due to the assessment of certain indirect tax obligations by tax authorities to our clients in situations where we had the obligation to charge the client for these taxes, collect the tax and remit it to the tax authorities, or our successful negotiation of tax penalties and interest at less than full statutory rates in situations where such penalty and interest obligations have been estimated and accrued at full statutory rates based on the best information currently available. Based on information currently available, these exposures have been determined to reflect probable liabilities. However, depending on the outcome of future negotiations and discussions with clients and tax authorities, subsequent conclusions may be reached which indicate that portions of these additional tax exposures may not require payment and therefore changes in our estimates could be necessary in future periods. This could result in favorable effects on our consolidated statements of income in future periods.

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

We determine the level of reserves to establish for both insurance-related claims that are known and have been asserted against us as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to our claims administrators as of the respective balance sheet dates. We include any adjustments to such insurance reserves in our consolidated results of operations.

Our professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group ("Reliance") for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. We remain uncertain at this time what effect this action will have on our recoveries with respect to claims made against us or our subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of ours was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and payment was made by us in 2003. Due to the liquidation of Reliance, we are currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. We are pursuing a claim in the Reliance liquidation and believe that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. We had no related receivables recorded from Reliance as of September 30, 2006.

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

At September 30, 2006, we had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of our business in the normal course. Our outstanding guarantees were as follows at September 30, 2006:

                                    Maximum       Related liability
                                  undiscounted     balance recorded
(Dollars in millions)           future payments      at 9/30/06
                                ---------------   -----------------
Standby letters of credit:
   Insurance related                 $10.0               $--
   Other                               0.2                --
Performance and payment bonds        $ 4.6               $--
                                     =====               ===

Our banks issue LOCs on our behalf under the Agreement as discussed more fully in Note 3. As of September 30, 2006, most of our outstanding LOCs were issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of our self-insurance programs. These LOCs may be drawn upon in the event that we do not reimburse the insurance companies for claims payments made on our behalf. Such LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or our banks elect not to renew them.

Bonds are provided on our behalf by certain insurance carriers. As of September 30, 2006, performance and payment bonds totaling $4.6 million were outstanding. The beneficiaries under these performance and payment bonds may request payment from our insurance carriers in the event that we do not perform under the project or if subcontractors are not paid. We do not expect any amounts to be paid under our outstanding bonds at September 30, 2006. In addition, we believe that our bonding lines will be sufficient to meet our bid and performance bonding needs for at least the next year.

NOTE 5 - INCOME TAXES

We account for income taxes under the asset and liability method pursuant to Statement of Financial Accounting Standards No. ("SFAS") 109, "Accounting for Income Taxes." We base our consolidated effective income tax rate for interim periods on our estimated annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which we operate. In certain foreign jurisdictions, our subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other foreign jurisdictions or situations, our subsidiaries are subject to income taxes based on taxable income. In certain of these situations, our estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized. Certain foreign subsidiaries do not have earnings and profits for United States ("U.S.") tax purposes; therefore, losses from these subsidiaries do not generate a tax benefit in the calculation of our consolidated income tax provision. If these foreign subsidiaries had positive earnings and profits for U.S. tax purposes, these foreign losses would reduce both the deferred tax liability that was set up on the future remittance back to the U.S. and our effective income tax rate. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of our inability to generate sufficient taxable income in certain foreign jurisdictions.

As a result of the foregoing, depending upon foreign revenues and relative profitability, we may report very high effective income tax rates. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause our consolidated effective income tax rate to fluctuate significantly.

As of September 30, 2006, our full year estimated effective income tax rate was 64% as compared to 65% as of September 30, 2005. As a comparison, our full year estimated effective income tax rate was 50% as of June 30, 2006. The increase in our effective income tax rate during the third quarter of 2006 is attributable to our lower than expected actual operating results for the third quarter of 2006 and a reduction in our estimated domestic and foreign income before taxes for the fourth quarter of 2006. The difference between our 2006 full year estimated effective income tax rate of 64% and the amount shown in the accompanying consolidated statement of income for the nine months ended September 30, 2006 is due to the settlement of a state income tax audit.

NOTE 6 - STOCK-BASED COMPENSATION

We adopted SFAS 123R, "Share-Based Payment," on January 1, 2006, using the modified prospective method. Among other things, SFAS 123R requires us to expense the fair value of stock options. The expensing of stock options was previously an optional accounting method that we adopted voluntarily on January 1, 2003, as permitted under SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." The transitional effects of SFAS 123R did not have an impact on net income for the third quarter or first nine months of 2006 since we did not have any remaining unvested portions of options granted prior to January 1,

2003. Prior to our adoption of SFAS 123R, the benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires such excess tax benefits to be reported as a financing cash inflow. The adoption of SFAS 123R did not have an impact on our operating or financing cash flows in the first nine months of 2006. We are currently evaluating the effect of adopting the transition method described in Financial Accounting Standards Board Staff Position 123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." We have one year from the date we adopted SFAS 123R to complete our evaluation.

If compensation expense for our stock incentive plans had been determined based on the fair value at the grant dates for awards under those plans for the three and nine-month periods ended September 30, 2005, consistent with the method prescribed by SFAS 123R, our pro forma net income and earnings per share amounts would have been as follows:

                                                           For the three    For the nine
                                                           months ended     months ended
(In thousands)                                            Sept. 30, 2005   Sept. 30, 2005
                                                          --------------   --------------
Net income, as reported                                       $1,340           $4,237
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects             23               50
Deduct: Total stock-based employee compensation expense
   determined under fair value method, net of related
   tax effects                                                   (24)             (66)
                                                              ------           ------
Pro forma net income                                          $1,339           $4,221
                                                              ======           ======

                                                           For the three    For the nine
                                                           months ended     months ended
                                                          Sept. 30, 2005   Sept. 30, 2005
                                                          --------------   --------------
Reported earnings per share:
   Basic                                                       $0.16            $0.50
   Diluted                                                      0.15             0.49
Pro forma earnings per share:
   Basic                                                        0.16             0.50
   Diluted                                                     $0.15            $0.48
                                                               =====            =====


Our share-based compensation expense recognized in net income was $102,000 and $90,000 in the first nine months of 2006 and 2005, respectively. The total income tax benefit recognized in net income for all share-based compensation arrangements was $45,000 and $40,000 in the first nine months of 2006 and 2005, respectively.

As of September 30, 2006, we had two stock option plans. Under the 1995 Stock Incentive Plan (the "Plan"), we were authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through December 14, 2004. Under the amended 1996 Non-employee Directors' Stock Incentive Plan (the "Directors' Plan"), we may grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of our stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors' Plan become fully vested on the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

The following table summarizes all stock option activity for both plans during the nine months ended September 30, 2006:

                                                 Weighted average
                                Shares subject    exercise price
                                   to option         per share
                                --------------   ----------------
BALANCE AT DECEMBER 31, 2005        419,130           $11.57
                                    -------           ------
Options granted                          --               --
Options exercised                   (10,357)            6.28
Options forfeited or expired             --               --
                                    -------           ------
BALANCE AT SEPTEMBER 30, 2006       408,773           $11.70
                                    =======           ======

The following table summarizes information about stock options outstanding under both plans as of September 30, 2006:

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                           --------------------------------------   ----------------------------
                           Number of   Average   Weighted average   Number of   Weighted average
Range of exercise prices    options     life*     exercise price     options     exercise price
------------------------   ---------   -------   ----------------   ---------   ---------------
$4.8125 - $9.0000           113,079      1.9          $ 7.06         113,079         $ 7.06
$9.5313 - $12.850           134,428      2.4           10.42         134,428          10.42
$15.035 - $20.160           161,266      4.6           16.02         161,266          16.02
                            -------      ---          ------         -------         -------
   TOTAL                    408,773      3.1          $11.70         408,773         $11.70
                            =======      ===          ======         =======         ======

*    Average life remaining in years

NOTE 7 - BUSINESS ACQUISITION, GOODWILL AND OTHER INTANGIBLE ASSETS

On April 6, 2006, we purchased 100% of the stock of Buck Engineering, P.C. ("Buck"), a North Carolina-based planning and environmental engineering firm with a nationally recognized stream and wetland restoration program. Buck is a market leader in stream restoration design and is well respected for its expertise in environmental planning, applied research and extensive training programs. Buck had 2005 revenues of approximately $13 million and approximately 60 employees at the time of our acquisition. Buck's assets consisted primarily of receivables and fixed assets totaling $2.9 million and $0.6 million, respectively, as of this date. The acquisition was accounted for under the purchase method in accordance with SFAS 141, "Business Combinations," and in accordance therewith, the total purchase price of approximately $10.9 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. This allocation resulted in an increase of $8.3 million and $0.8 million to the Engineering segment's goodwill and other intangible asset balances, respectively. The results of operations of Buck have been included in our consolidated financial statements since April 2006. Revenues related to the Buck acquisition totaled $1.8 million and $2.2 million for the second and third quarters of 2006, respectively. In addition, we entered into two-year employment agreements with two of the three sellers. The purchase price allocation for this acquisition has been finalized.

Goodwill and other intangible assets consist of the following (in thousands):

                                                           SEPT. 30, 2006   Dec. 31, 2005
                                                           --------------   -------------
Goodwill:
   Engineering                                                 $ 9,263          $1,006
   Energy                                                        7,465           7,465
                                                               -------          ------
      Total goodwill                                            16,728           8,471
                                                               -------          ------
Other intangible assets, net of accumulated amortization
   of $2,244 and $1,810, respectively                              605             190
                                                               -------          ------
      Goodwill and other intangible assets, net                $17,333          $8,661
                                                               =======          ======

Under SFAS 142, our goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. We completed our most recent annual impairment review during the second quarter of 2006, and no impairment charge was required.

As of September 30, 2006, our other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from our 1998 purchase of Steen Production Services, Inc., as well as intangibles related to a customer list and contract backlog (totaling $849,000 with accumulated amortization of $244,000) from our 2006 purchase of Buck. Amortization expense on our other intangible assets was $206,000 and $434,000 for the three and nine-month periods ended September 30, 2006, and $71,000 and $214,000 for the three and nine-month periods ended September 30, 2005, respectively.

Estimated future amortization expense for other intangible assets as of September 30, 2006 is as follows (in thousands):

Three months ending December 31, 2006   $122
Fiscal year 2007                         208
Fiscal year 2008                         113
Fiscal year 2009                          86
Fiscal year 2010                          40
Thereafter                                36
                                        ----
   TOTAL                                $605
                                        ====

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required as long as management properly applies its previous approach and all relevant facts and circumstances were considered. If prior years' financial statements are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for our first fiscal year ending after November 15, 2006. We are currently assessing the impact the adoption of SAB 108 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is permitted, provided that financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. We expect to adopt the provisions of SFAS 157 on January 1, 2008 and do not expect there will be any impact on our consolidated financial statements.

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

In 2005, the U.S. Congress approved a new, six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act--A Legacy for Users. This new level of guaranteed funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this new bill enacted, we have seen an increase in state spending on transportation infrastructure projects in the first nine months of 2006, and we expect this activity to grow at a more accelerated rate in the final quarter of 2006 and into 2007. During the first quarter of 2006, we were selected as the lead designer for a $183 million design/build highway reconstruction project on Interstate 15 in Ogden, Utah. In addition, we received a multi-million dollar, multi-year contract to provide engineering design services for the new Interstate 90/Central Viaduct bridge in Cleveland, Ohio. During the second quarter, we were selected by the District of Columbia Department of Transportation to provide architectural and engineering services for its transportation infrastructure. Furthermore, our second quarter acquisition of Buck Engineering will enable us to provide Buck's nationally recognized stream and wetlands restoration program to interested clients, particularly Departments of Transportation. In the third quarter, we were selected to provide construction management and inspection services totaling $4.4 million for the reconstruction of five miles of Interstate 79 near Pittsburgh, Pa. For the past several years, we have observed increased federal spending activity on Departments of Defense ("DoD") and Homeland Security ("DHS") activities, including the Federal Emergency Management Agency ("FEMA") and have, in turn, focused more marketing and sales activity on these agencies (DoD and DHS) of the federal government. As a result of this strategy, we increased our revenues from U.S. federal government contracting activity in excess of 100 percent since 2002. Additional government spending in these areas, or on transportation infrastructure, could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the Program Manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program for flood hazard mitigation across the United States and its territories. Approximately $491 million of this contract value was included in our backlog as of September 30, 2006. During the first quarter of 2006, we were awarded new work from DoD and DHS, including contracts with the Baltimore and New Orleans Districts of the U.S. Army Corp of Engineers. In addition, we were awarded a five-year, $2 million contract by the National Park Service to provide a comprehensive array of environmental services. During the second quarter of 2006, we were initially awarded a five-year, up to $750 million performance-based contract from FEMA to provide program management and individual housing inspection services to assess damage caused by natural disasters. A protest was filed by another bidder and later dismissed relative to this award, and FEMA is currently conducting a re-selection process. An additional protest has been filed by yet another bidder. While we believe that we have provided an acceptable proposal with respect to qualification and pricing, we can give no assurance that we will be re-selected or when such re-selection process will be completed. As such, no related amounts have been included in our backlog as of September 30, 2006. During the third quarter, we were awarded a five year, up to $50 million contract by the DHS to provide program and project management services for facilities and engineering projects within the US-VISIT program.

During 2005, our Energy segment received an onshore Managed Services contract in the Powder River Basin of Wyoming from Storm Cat Energy, to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties (an existing Energy client). Additionally, during the second quarter of 2006, we received a five-year, multi-million dollar contract from Escambia Operating Company, LLC, to operate and maintain its gas producing properties and facilities at the Big Escambia Field in Alabama. In the third quarter, we received a five year, multi-million dollar Managed Services contract from Brooks Range Petroleum Corporation to provide exploration, development and operations services for their prospect fields on the North Slope of Alaska. Offshore in the Gulf of Mexico, we were awarded during the first quarter of 2006 a two-year, multi-million dollar contract by Stone Energy to provide operations and maintenance labor services. We have also continued to increase our presence into the deepwater Gulf of Mexico and international markets, where oil and gas producers are currently investing significant amounts of capital for new projects. Internationally, during the first quarter of 2006, we received a contract from the West African Gas Pipeline Company to provide training services for operations and maintenance of the West African Gas Pipeline System. Critical to our continued success in all of these areas is exemplary compliance with all applicable health, safety and environmental regulations. As evidence of our commitment in this regard, we were awarded during the second quarter of 2006, the National Safety Award for Excellence by the U.S. Department of Interior's Minerals Management Service. During the third quarter, we received a $1 million, multi-phase contract from Grupo Delta to customize and implement a logistics asset management system for Petroleos Mexicanos.

RESULTS OF OPERATIONS

The following table reflects a summary of our operating results (excluding intercompany transactions) for the periods ended September 30, 2006 and 2005 (dollars in millions). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology and communications, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

                 TOTAL CONTRACT REVENUES/INCOME FROM OPERATIONS

                                                      For the three months ended        For the nine months ended
                                                   -------------------------------   -------------------------------
                                                   SEPT. 30, 2006   Sept. 30, 2005   SEPT. 30, 2006   Sept. 30, 2005
                                                   --------------   --------------   --------------   --------------
ENGINEERING
Total contract revenues                               $97.8            $96.0            $281.8           $281.9
Income from operations before Corporate overhead        4.8              8.6              20.4             31.2
   Percentage of Engineering revenues                   4.9%             9.0%              7.2%            11.1%
Less: Corporate overhead                               (3.5)            (3.5)            (12.4)            (9.9)
   Percentage of Engineering revenues                  (3.6)%           (3.7)%            (4.4)%           (3.5)%
                                                      -----            -----            ------           ------
Income from operations                                  1.3              5.1               8.0             21.3
   Percentage of Engineering revenues                   1.3%             5.3%              2.8%             7.6%
                                                      -----            -----            ------           ------
ENERGY
Total contract revenues                                72.4             52.7             189.8            153.8
Income/(loss) from operations before Corporate
   overhead                                             2.1              0.9               4.7             (1.1)
   Percentage of Energy revenues                        2.9%             1.7%              2.5%            (0.7)%
Less: Corporate overhead                               (1.3)            (1.3)             (4.6)            (3.8)
   Percentage of Energy revenues                       (1.8)%           (2.5)%            (2.4)%           (2.5)%
                                                      -----            -----            ------           ------
Income/(loss) from operations                           0.8             (0.4)              0.1             (4.9)
   Percentage of Energy revenues                        1.1%            (0.8)%             0.1%            (3.2)%
                                                      -----            -----            ------           ------

                                          For the three months ended   For the nine months ended
                                          --------------------------   -------------------------
                                             SEPT. 30,   Sept. 30,       SEPT. 30,   Sept. 30,
                                                2006        2005            2006        2005
(continued)                                  ---------   ---------       ---------   ---------
TOTAL REPORTABLE SEGMENTS
Total contract revenues                        170.2       148.7           471.6       435.7
Income from operations before Corporate
   overhead                                      6.9         9.5            25.1        30.1
   Percentage of total reportable
      segment revenues                           4.1%        6.4%            5.3%        6.9%
Less: Corporate overhead                        (4.8)       (4.8)          (17.0)      (13.7)
   Percentage of total reportable
      segment revenues                          (2.8)%      (3.2)%          (3.6)%      (3.1)%
                                              ------      ------          ------      ------
Income from operations                           2.1         4.7             8.1        16.4
   Percentage of total reportable
      segment revenues                           1.2%        3.2%            1.7%        3.8%
                                              ------      ------          ------      ------
Other Corporate/Insurance expense               (0.6)       (0.6)           (1.2)       (3.3)
                                              ------      ------          ------      ------
TOTAL COMPANY - INCOME FROM OPERATIONS        $  1.5      $  4.1          $  6.9      $ 13.1
   Percentage of total Company revenues          0.9%        2.8%            1.5%        3.0%
                                              ======      ======          ======      ======

TOTAL CONTRACT REVENUES

Total contract revenues increased 14% in the third quarter of 2006 relative to the third quarter of 2005. Engineering revenues for the third quarter of 2006 increased 2% over the third quarter of 2005. The new SAFETEA-LU legislation helped to fuel a 12% increase in Engineering's transportation-related revenues and the acquisition of Buck Engineering in the beginning of the second quarter of 2006 contributed $2.2 million in additional revenues for the third quarter of 2006. Partially offsetting these increases in Engineering's revenues were lower revenues from FEMA which totaled approximately $25 million and $30 million in the third quarters of 2006 and 2005, respectively. As a result of achieving certain performance levels on this FEMA project during the second quarter of 2006, the Engineering segment recognized incentive awards totaling $0.2 million on the map modernization project with FEMA during the third quarter of 2006. As a comparison, FEMA incentive awards totaled $1.8 million for the third quarter of 2005. The eligible FEMA incentive award pool was lower during the third quarter of 2006 due to lower revenue volume. In the Energy segment, revenues for the third quarter of 2006 increased 37% over the third quarter of 2005. Revenue increases were associated with additional contracts in the Gulf of Mexico and two new managed services contracts, including the onshore Storm Cat Energy contract to operate and maintain its coal bed methane production facilities in the Powder River Basin of Wyoming and the onshore Escambia project to operate and maintain its oil and gas producing properties and facilities at the Big Escambia Field in Alabama.

For the first nine months of 2006, total contract revenues increased 8% over the corresponding period in 2005. In the Engineering segment, revenues for the first nine months of 2006 were unchanged when compared to the first nine months of 2005. Engineering revenues were positively impacted by an 8% increase in transportation-related revenues as a result of the new SAFETEA-LU legislation and an increase in revenues related to the Buck acquisition totaling $4.0 million. Offsetting the increase in Engineering's revenues was a reduction in subcontractor costs related to the previously mentioned map modernization program management project with FEMA. Total revenue from FEMA was $75 million and $90 million in the first nine months of 2006 and 2005, respectively. The higher FEMA revenue in the first nine months of 2005 is primarily associated with the cost of building the information infrastructure required for the project which was completed in 2005. As a result of achieving certain performance levels on this FEMA project during the fourth quarter of 2005 and first half of 2006, the Engineering segment recognized revenue associated with incentive awards totaling $1.6 million during the first nine months of 2006. As a comparison, the Engineering segment recognized revenue of $4.7 million in the first nine months of 2005 related to incentive awards on the FEMA project. The eligible FEMA incentive award pool was lower during the first nine months of 2006 due to lower revenue volume. In the Energy segment, revenues for the first nine months of 2006 increased 23% over the first nine months of 2005. Revenue increases were again associated with additional contracts in the Gulf of Mexico and the onshore managed services contracts with Storm Cat Energy and Escambia. Energy's revenues for the first nine months of 2006 also benefited from the scheduled shut down of liquefied natural gas facilities in Nigeria, for which we provided operations and maintenance services during the first quarter of 2006. During the shut-down period, high levels of effort are expended to complete preventative and other maintenance to put the facility back into service quickly. These activities generate revenue in a short period of time which does not recur until the next shut-down period.

GROSS PROFIT

Gross profit expressed as a percentage of revenues decreased to 11.9% for the third quarter of 2006 from 14.0% in the third quarter of 2005. The Engineering segment's gross profit percentage decreased to 14.4% in the third quarter of 2006 from 17.1% in the third quarter of 2005. This decrease in gross profit expressed as a percentage of revenues was negatively impacted by $1.7 million in legal costs incurred during the third quarter of 2006 in connection with litigation and a protest on the FEMA Housing Inspection Services contract and the settlement of a contract-related claim totaling $0.4 million. Additionally, the Engineering segment's third quarter 2006 gross profit was adversely impacted by lower incentive awards on the FEMA project and, to a lesser extent, lower labor utilization rates as compared to the third quarter of 2005. Engineering's labor utilization rates during the third quarter of 2006 were lower by 1%. These lower Engineering labor utilization rates in the third quarter of 2006 are attributable to a higher level of Baker labor worked in the third quarter of 2005 in connection with the FEMA map modernization contract combined with multiple delays of anticipated projects in the third quarter of 2006. The Energy segment's gross profit percentage decreased to 9.3% in the third quarter of 2006 from 9.4% in the third quarter of 2005. The Energy segment was adversely affected by the loss of two projects in Venezuela and lower profitability associated with certain international contracts, as partially offset by increased profitability on domestic contracts.

Gross profit expressed as a percentage of revenues decreased to 13.7% in the first nine months of 2006 from 14.2% in the first nine months of 2005. The Engineering segment's gross profit percentage decreased to 16.9% in the first nine months of 2006 from 19.3% in the first nine months of 2005. This decrease in gross profit expressed as a percentage of revenues was impacted by the aforementioned flat Engineering revenues and lower incentive awards on the FEMA project, coupled with legal fees incurred in relation to the litigation and protest on the FEMA Housing Inspection Services contract which resulted in a total of $2.2 million in costs being accrued during the second and third quarters of 2006. In addition, Engineering's labor utilization rates were lower by 2% when compared to the first nine months of 2005 and negatively impacted Engineering's gross profit percentage expressed as a percentage of revenues. These lower labor utilization rates in the first nine months of 2006 are attributable to a higher level of Baker labor worked in the first nine months of 2005 in connection with the FEMA map modernization contract combined with a higher level of proposal activity in the first half of 2006, including our effort to acquire the FEMA Housing Inspection Services contract (which was subsequently protested), and multiple delays of anticipated projects. The Energy segment's gross profit percentage increased to 9.5% in the first nine months of 2006 from 6.9% in the first nine months of 2005. This increase in gross profit as a percentage of revenues relates to the turnaround of our Energy segment's computerized maintenance management and operations assurance services business, which contributed $1.0 million of gross profit in the first nine months of 2006 versus a gross loss of $0.6 million in the first nine months of 2005, and a performance-based incentive bonus totaling $0.6 million that was earned on a project in our managed services business during the first quarter of 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses, including Corporate overhead, expressed as a percentage of total contract revenues decreased to 11.0% in the third quarter of 2006 from 11.2% in the third quarter of 2005. This decrease in SG&A expenses expressed as a percentage of revenues resulted, in part, from a favorable third quarter 2006 settlement of $0.5 million with a casualty insurance provider (which lowered Corporate overhead), combined with our 14% increase in revenues. In addition, despite additional corporate professional fees of $0.6 million in the third quarter of 2006 associated with the restatement of our consolidated financial statements for the periods 2001 through the first quarter of 2005, professional fees were lower when compared to the third quarter of 2005. Partially offsetting these amounts were increases in personnel-related expenses due to increased headcount. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 13.0% in the third quarter of 2006 from 11.8% in the third quarter of 2005. In the Engineering segment, controllable SG&A expenses in the third quarter of 2006 increased by $1.2 million due primarily to increases in bid and proposal costs, legal and other professional fees, and project management training and personnel-related costs. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 8.2% in the third quarter of 2006 from 10.2% in the third quarter of 2005. This decrease in SG&A expenses expressed as a percentage of revenues is attributable to relatively flat SG&A expenses coupled with a 37% increase in revenues.

SG&A expenses, including Corporate overhead, expressed as a percentage of total contract revenues increased to 12.2% in the first nine months of 2006 from 11.2% in the first nine months of 2005. This overall increase in SG&A expenses expressed as a percentage of revenues reflects increased Corporate overhead costs related to increased headcount, as well as professional fees of $1.8 million incurred during the first nine months of 2006 that were associated with the restatement of our consolidated financial statements for the periods 2001 through the first quarter of 2005. In the Engineering segment, SG&A expenses expressed as a percentage of revenues increased to 14.0% in the first nine months of 2006 from 11.8% in the first nine months of 2005. In addition to the increase in allocated corporate overhead expenses, the Engineering segment's controllable SG&A expenses increased by $3.4 million for the first nine months of 2006 due primarily to increases in bid and proposal costs, legal and other professional fees, and project management training and personnel-related costs over the first nine months of 2005. In the Energy segment, SG&A expenses expressed as a percentage of revenues decreased to 9.5% in the first nine months of 2006 from 10.1% in the first nine months of 2005. This decrease in SG&A expenses expressed as a percentage of revenues is attributable to the 23% increase in revenues coupled with relatively flat segment overhead expenses expressed in dollars. During the first nine months of 2006, the Energy segment incurred professional fees of $0.7 million for audit and tax services related to our payment of past due taxes.

OTHER INCOME

Interest income was negligible for both the third quarter of 2006 and 2005. For the first nine months of 2006, interest income was higher as compared to the first nine months of 2005 due to interest income of $0.1 million collected in connection with a favorable claim settlement. Interest expense was approximately the same for both third quarters and first nine months of 2006 and 2005, respectively. For the first nine months of 2006, interest expense included $0.5 million on our net borrowed position and $0.4 million on certain previously underpaid taxes. As a comparison, interest expense for the first nine months of 2005 included $1.0 million on previously underpaid taxes. Certain of these taxes were paid during the fourth quarter of 2005 and first nine months of 2006, thereby resulting in the lower interest expense accruals in the first nine months of 2006. Other income, net for the third quarter and first nine months of 2006 relates to equity earnings from two unconsolidated minority-owned ventures totaling $0.4 million and $0.7 million, respectively. In addition, the third quarter of 2006 included a currency-related loss totaling $0.1 million, while the first nine months of 2006 included currency-related gains totaling $0.3 million as well as $0.1 million related to the aforementioned claim settlement which impacted the first quarter of 2006. As a comparison, other expense, net for the third quarter and first nine months of 2005 primarily related to a write-down totaling $0.6 million associated with an unconsolidated Energy subsidiary as the result of Hurricanes Katrina and Rita, partially offset by equity earnings from another unconsolidated minority-owned venture.

INCOME TAXES

We had a provision for income taxes of 64% for the first nine months of 2006, which reflects our forecasted effective tax rate for the year ending December 31, 2006. For the first nine months of 2005, we had a provision for income taxes of 65%. As a comparison, our full year estimated effective income tax rate as of June 30, 2006 was 50%. The increase in our effective income tax rate during the third quarter of 2006 is attributable to our lower than expected actual operating results for the third quarter of 2006 and a reduction in our estimated domestic and foreign income before taxes for the fourth quarter of 2006. The variance between the U.S. federal statutory rate and our effective income tax rate for these periods is due primarily to taxes on foreign revenue and income which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also negatively impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed income basis. The difference between our 2006 full year estimated effective income tax rate of 64% and the amount shown in the accompanying consolidated statement of income for the nine months ended September 30, 2006 is due to the settlement of a state income tax audit for approximately $0.1 million.

CONTRACT BACKLOG

(In millions)   SEPT. 30, 2006   Dec. 31, 2005
                --------------   -------------
Engineering        $1,040.4         $1,109.2
Energy                241.3            212.6
                   --------         --------
   Total           $1,281.7         $1,321.8
                   ========         ========

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

As of September 30, 2006 and December 31, 2005, $491 million and $566 million of our backlog, respectively, relates to a five-year, $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation's flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and amount of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. We may at a time in the future reduce the related FEMA backlog accordingly.

In our Energy segment, we also consider purchase orders from clients for labor services as backlog. These purchase orders typically have a twelve-month term. Most purchase orders have cancellation clauses with thirty-day notice provisions.

During the third quarter of 2006, our Engineering segment was awarded a five-year, up to $50 million contract by the DHS to provide program and project management services for facilities and engineering projects within the US-VISIT program. In addition, our Energy segment was awarded a five-year, multi-million-dollar managed services contract from Brooks Range Petroleum Corporation to provide exploration, development and operations services for their prospect fields on the North Slope of Alaska during the third quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $23.7 million for the first nine months of 2006, as compared to net cash provided by operating activities of $10.8 million for the same period in 2005. The increase in cash used in operating activities for first nine months of 2006 resulted primarily from income tax payments totaling $8.4 million and an increase in both of our segments' accounts receivable balances.

Net cash used in investing activities was $13.8 million and $3.9 million for the first nine months of 2006 and 2005, respectively. The cash used in investing activities for the first nine months of 2006 reflects the net cash paid for the acquisition of Buck Engineering totaling $10.8 million and capital expenditures of $3.0 million. In comparison, the cash used in investing activities for the first nine months of 2005 reflects only capital expenditures. The 2006 and 2005 capital expenditure amounts primarily relate to computer software and equipment purchases totaling $1.5 and $2.1 million and office and field equipment purchases totaling $1.2 million and $1.4 million, respectively.

Net cash provided by financing activities was $28.4 million for the first nine months of 2006 as compared to net cash used in financing activities of $1.9 million for the first nine months of 2005. The cash provided by financing activities for 2006 relates to borrowings under our credit facility totaling $22.7 million, which were used to finance the acquisition of Buck as well as additional short-term working capital needs. In addition, our book overdrafts increased in the amount of $6.0 million. The first nine months of 2006 and 2005 were also impacted by payments on capital lease obligations totaling $0.5 million and $0.4 million and proceeds from the exercise of stock options totaling $0.1 million and $0.4 million, respectively. We also made payments totaling $1.8 million during the first nine months of 2005 to repurchase Common Stock under our stock repurchase program.

Working capital increased to $62.1 million at September 30, 2006 from $49.3 million at December 31, 2005. Our current ratio was 1.40:1 and 1.35:1 at the end of the third quarter of 2006 and year-end 2005, respectively.

We have an unsecured credit agreement (the "Agreement") with a consortium of financial institutions. The Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding letters of credit. As of September 30, 2006, borrowings totaling $22.7 million and letters of credit totaling $10.2 million were outstanding under the Agreement. The Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We expect to be in compliance with these financial covenants for at least the next year.

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

Furthermore, we did not meet the SEC's filing deadline for our Form 10-Q for the second quarter of 2006. Accordingly, our lenders also waived the resulting covenant violation related to the timing of this filing by allowing us to file such Form 10-Q by September 30, 2006. This document was also filed within the specified time period. We expect to file our future quarterly and annual SEC filings on a timely basis.

Our borrowing capacity under the Agreement is available for short-term working capital needs and to support strategic opportunities that management identifies. Our strategy is to better position ourselves for growth in our Engineering and Energy segments through selected opportunistic acquisitions that complement our experience, skill and geographic presence. We consider acquisitions and investments as components of our growth strategy and intend to use both existing cash and the borrowings under the Agreement to fund such endeavors. If we commit to funding future acquisitions, we may need to adjust our credit facilities to reflect a longer repayment period on borrowings used for acquisitions.

We acquire computer equipment and software, as well as office space, furniture and fixtures, motor vehicles, and other equipment through operating leases. The use of operating leases reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.

After giving effect to the foregoing, management believes that the combination of cash anticipated to be generated from operations and our existing credit facility will be sufficient to meet our operating and capital expenditure requirements for at least the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, our primary interest rate risk relates to our variable-rate debt obligations, which totaled $22.7 million as of September 30, 2006. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 7.06% as of September 30, 2006, to a weighted average interest rate of 7.76%), annual interest expense would be approximately $160,000 higher in 2006 based on the outstanding balance of variable-rate debt obligations as of September 30, 2006. We also have variable rate investments, which totaled $0.3 million as of September 30, 2006. Assuming a 10% increase in interest rates on these variable-rate investments (i.e., an increase from the actual weighted average interest rate of 4.44% as of September 30, 2006, to a weighted average interest rate of 4.88%), annual interest income would be approximately $1,000 higher in 2006 based on the outstanding balance of variable-rate investments as of September 30, 2006. Accordingly, we have no material exposure to interest rate risk, nor do we have any interest rate swap or exchange agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, which included the matters discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2006. Notwithstanding the material weaknesses discussed below, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States ("GAAP").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company's annual or interim financial statements would not be prevented or detected. The following material weaknesses were identified by management as of September 30, 2006:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as discussed below, there was no change in our "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PLAN FOR REMEDIATION

We believe the steps described below, together with others that are ongoing or that we plan to take, will remediate the material weaknesses previously discussed:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 28, 2006, Alltech, Inc. a competitor for the 2006 FEMA Housing Inspection Contract ("the Contract") filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging, among other claims, that we had misappropriated trade secrets and seeking, in addition to other relief, a temporary restraining order to prevent us from using such alleged trade secrets in our bid to FEMA for the Contract. On April 6, 2006, the Court refused to grant a temporary restraining order, and on September 12, 2006, Alltech voluntarily dismissed its lawsuit without explanation. Separately, following an award by FEMA of the Contract to us and the Partnership for Response and Recovery (PaRR) in June 2006, Alltech filed a protest with the Government Accountability Office (GAO) on June 23, 2006. As a result of the filing of that protest, FEMA issued a stop-work order to us and PaRR. We intervened in the protest. On August 18, 2006, FEMA advised GAO that it was going to take corrective action, and in response, GAO dismissed the protest on August 21, 2006. On September 25, 2006, PaRR filed a protest with GAO challenging FEMA's corrective action. FEMA has solicited revised proposals for the Contract from us, PaRR, and Alltech, but has notified all bidders that it does not intend to award the contract until PaRR's protest has been resolved.

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

MICHAEL BAKER CORPORATION


/s/ William P. Mooney                    Dated: November 8, 2006
--------------------------------------
William P. Mooney
Executive Vice President and
Chief Financial Officer


/s/ Craig O. Stuver                      Dated: November 8, 2006
--------------------------------------
Craig O. Stuver
Senior Vice President, Corporate
Controller and Treasurer (Chief
Accounting Officer)