Form 10-K
period 2006-12-31
BAKER MICHAEL CORP
filed 2007-03-16
CIK 9263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
Commission file number 1-6627
MICHAEL BAKER CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0927646

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA	15108

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412) 269-6300
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered

Common Stock, par value $1 per share	American Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company of the Act (as defined in Rule 12b-2) of the Act).    Yes ☐    No ☑
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 (the last business day of the Company’s most recently completed second fiscal quarter) was $149.2 million.   This amount is based on the closing price of the Company’s Common Stock on the American Stock Exchange for that date.   Shares of Common Stock held by executive officers and directors of the Company and by the Company’s Employee Stock Ownership Plan are not included in the computation.
As of February 28, 2007, the Company had 8,698,168 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K into which
Document	Document is incorporated
Financial Section of Annual Report to Shareholders for the year ended December 31, 2006	I, II
Proxy Statement to be distributed in connection with the 2007 Annual Meeting of Shareholders	III

MICHAEL BAKER CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
TABLE CONTENTS
Note with respect to Forward-Looking Statements:
This Annual Report on Form 10-K, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning our future operations and performance.   Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.   Factors that may cause such differences include, among others: the events described in the “Risk Factors” section of this Form 10-K; increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in our relationship and/or contracts with the Federal Emergency Management Agency (“FEMA”); changes in anticipated levels of government spending on infrastructure, including the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”); changes in loan relationships or sources of financing; changes in management; and changes in information systems.   Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

PART I
Item 1.  Business.
     General
     In this Form 10-K, the terms “we,” “us,” or “our” refer to Michael Baker Corporation and its subsidiaries collectively.   We were founded in 1940 and organized as a Pennsylvania corporation in 1946.   Today, through our operating subsidiaries, we provide engineering and energy expertise for public and private sector clients worldwide.
     Information regarding the amounts of our revenues, income from operations before Corporate overhead allocations, total assets, capital expenditures, and depreciation and amortization expense attributable to our reportable segments is contained in the “Business Segments” note to our consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K.   Such information is incorporated herein by reference.
     According to the annual listings published in 2006 by Engineering News Record magazine, based on total engineering revenues for 2005, we ranked 37th among the top 500 U.S. design firms; 13th among “pure design” firms; 24th among program management firms; 11th in water and water supply, including 21st in sanitary and storm sewers; 25th among site assessment and compliance firms; 16th among transportation design firms, including 22nd in highways, 11th in bridges and 25th in airports; 31st among construction management-for-fee firms; 19th in transmission lines and aqueducts; 17th in pipelines (petroleum); 10th in distribution and warehouses (general building); and 60th among environmental firms.   In addition, we believe that we are one of the largest providers of outsourced operations and maintenance services to the energy industry in the Gulf of Mexico.
     Strategy
     Our strategy is based on three concepts – growth, profitability and innovation.
     Growth – We seek to grow both organically and through strategic acquisitions.   Organically, we will grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities in both the Engineering and Energy segments in the United States and abroad.   Our multi-hazard flood mapping and modernization program (MapMod) with FEMA is a prime example of our execution of this concept.   With regard to acquisitions, we will seek opportunities that expand our skill sets or our geographical presence in our core business.
     Profitability – We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients.   This strategy is evident in our current mix of contracts, including the FEMA contract mentioned above for Engineering and our service contracts in the Energy segment.
     Innovation – We strive to constantly and consistently innovate ways to deliver services to our clients.   We utilize mapping and geographic information technology in a number of innovative ways, including estimating damage to homes and other facilities in the aftermath of Hurricane Katrina.

     Business Segments
     Our business segments have been determined based on how executive management makes resource decisions and assesses our performance.   Our two reportable segments are Engineering and Energy.   Information regarding these business segments is contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included within Exhibit 13.1 to this Form 10-K.   Such information is incorporated herein by reference.
The following briefly describes our business segments:
Engineering
     Our Engineering segment provides a variety of design and related consulting services, principally in the United States of America (“U.S.”).   Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis, and regulatory compliance.   The Engineering segment has designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities.   This segment also provides services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets.   This segment is susceptible to upward and downward fluctuations in federal and state government spending.
     Our transportation services have benefited from the U.S. federal government’s SAFETEA-LU legislation in recent years.   Additionally, we have benefited from increased federal government spending in the Department of Defense and the Department of Homeland Security, including FEMA, US-VISIT and the Coast Guard.   We partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation and civil infrastructure markets.
Energy
     Our Energy segment provides a full range of services to operating energy production facilities worldwide.   This segment’s comprehensive services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. The Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for our own account or own any oil or natural gas reserves.
     One delivery method employed by the segment is managed services, an operating model that has broadened the Energy segment’s service offerings in the offshore Gulf of Mexico and the onshore U.S.   This model has the potential to enhance our operating margins as well as our clients’.   Onshore, we have taken over full managerial and administrative responsibility for clients’ producing properties.   Offshore, the segment has organized a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, we are working under managed services agreements with oil and gas producers in the Gulf of Mexico and in the Powder River Basin in Wyoming.   Most of these managed services contracts have incentive features that could result in additional payments to us based on our performance.

     The segment also operates in over a dozen foreign countries, with major projects in Venezuela, Thailand, Algeria and Nigeria.   The local political environment in certain of these countries subjects our related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays.   Based upon our experience with these clients, after giving effect to our related allowance for doubtful accounts balance at December 31, 2006, we believe that these receivable balances will be fully collectible within one year.   This segment also has some exposure to currency-related gains and losses but a substantial amount of our foreign transactions are settled in the same currency, thereby greatly reducing our exposure to material currency transaction gains and losses.
     Domestic and Foreign Operations
     For the years ended December 31, 2006, 2005 and 2004, our percentages of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 87%, 88% and 88%, respectively.   The majority of our domestic revenues comprises engineering work performed in the Mid-Atlantic region of the U.S. and operations and maintenance work performed by our Energy segment in Texas, Louisiana, Wyoming, and the Gulf of Mexico.   Our foreign revenues are derived primarily from our Energy segment.
     Backlog

(In millions)	December 31, 2006	December 31, 2005

Engineering	$1,057.1	$1,109.2
Energy	235.4	212.6

Total	$1,292.5	$1,321.8

     Our backlog consists of that portion of uncompleted work that is represented by signed or executed contracts.   Most of our contracts with the U.S. federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.   Of our total backlog at December 31, 2006, $186 million and $211 million are expected to be recognized as revenue within the next year by our Engineering and Energy segments, respectively.
     As of December 31, 2006 and 2005, $467 million and $566 million of our backlog, respectively, related to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004.   The MapMod contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping.   Due to the task order structure of the contract, the timing and the amount that we will realize of the original contract value of $750 million remains difficult to predict.    FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award.   In the future, we may be required to reduce the backlog accordingly.
     In our Energy segment, we also consider our clients’ purchase orders for labor services as backlog.   These purchase orders typically have twelve-month terms and cancellation clauses with thirty-day notice provisions.   On a periodic basis, backlog is reduced as related revenue is recognized.   Oil and gas industry merger, acquisition and divestiture transactions affecting our clients can result in increases or decreases in our Energy segment’s backlog.

     Significant Customers
     Contracts with various branches of the U.S. government accounted for 27%, 31% and 26% of our total contract revenues for the years ended December 31, 2006, 2005 and 2004, respectively.   Our contracts with FEMA accounted for approximately 15%, 20% and 15% of our revenues in 2006, 2005 and 2004, respectively.
     Competitive Conditions
     Our business is highly competitive with respect to all principal services we offer.   Our Engineering and Energy segments compete with numerous public and private firms that provide some or all of the services that we provide.   In the Engineering segment, our competitors range from large national and international firms such as Parsons Brinkerhoff Inc., CH2M Hill Companies, PBS&J, Tetra Tech, URS Corporation and CDM to a vast number of smaller, more localized firms.   In the Energy segment, we compete with units of the Wood Group, the Bristow Group, and smaller privately-held firms.
     The competitive conditions in our businesses relate to the nature of the contracts being pursued.   Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors’ qualifications and experience.   Our business segments employ cost estimating, scheduling and other techniques for the preparation of these competitive bids.   Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services.   Most private and public-sector contracts for professional services are awarded on a negotiated basis.
     We believe that the principal competitive factors (in various orders of importance) in the areas of services we offer are quality of service, reputation, experience, technical proficiency, local geographic presence and cost of service.   We believe that we are well positioned to compete effectively by emphasizing the quality of services we offer and our widely known reputation in providing professional engineering services in the Engineering segment and technical and operations and maintenance services in the Energy segment.   We are also dependent upon the availability of staff and our ability to recruit qualified employees.   A shortage of qualified technical professionals currently exists in the engineering industry in the U.S.
     Seasonality
     Based upon our experience, our Engineering segment’s total contract revenues and income from operations have historically been slightly lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States.   Typically, these seasonal weather conditions unfavorably impact our performance of construction management services.   Our Energy segment is not as directly impacted by seasonal weather conditions.
     Personnel
     At December 31, 2006, we had 4,865 total employees, of which our Engineering segment had 2,253 employees, our Energy segment had 2,548 employees, and our Corporate staff included 64 employees.   Of our total employees 4,737 were full-time and 128 were part-time.   Certain employees of our 53%-owned Nigerian subsidiary are subject to an industry-based, in-country collective bargaining agreement.   The remainder of our workforce is not subject to collective bargaining arrangements.   We believe that our relations with employees are good.

     Executive Officers
     The following represents a listing of our executive officers as of December 31, 2006.
     Richard L. Shaw — Age 79; Chairman of the Board since 1993 and Chief Executive Officer since September 2006. Formerly Chief Executive Officer from September 1999 to April 2001; President and Chief Executive Officer from September 1993 through September 1994; and President and Chief Executive Officer from April 1984 to May 1992.
     William P. Mooney — Age 56; Executive Vice President and Chief Financial Officer since June 2000.   Prior to joining us, Mr. Mooney served as Executive Vice President and Chief Financial Officer of FEI Company in Hillsboro, Oregon, a global supplier of capital equipment to the semiconductor and data storage industries, from 1999 to June 2000.
     H. James McKnight — Age 62; Executive Vice President, General Counsel and Secretary since June 2000.   Mr. McKnight has been employed by us since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.
     Monica L. Iurlano — Age 49; Executive Vice President and Chief Resources Officer since May 2002.   Ms. Iurlano previously served as Vice President of Human Resources with L.B. Foster from 1999 to May 2002.   Prior to joining L.B. Foster, Ms. Iurlano served in various management positions at Highmark Blue Cross Blue Shield from 1995 to 1999.   Ms. Iurlano was also previously employed by us from 1992 to 1995 as our Benefits Manager.
     Craig O. Stuver — Age 46; Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer since April 2001.   Prior to joining us, Mr. Stuver served as a vice president of finance for Marconi Communications from September 2000 to April 2001.   Mr. Stuver was also previously employed by us from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.
     Bradley L. Mallory — Age 54; President of our Engineering segment since October 2003.   Mr. Mallory previously served as a Senior Vice President from March 2003 through September 2003.   Prior to joining us, Mr. Mallory worked in various management capacities with the Pennsylvania Department of Transportation, including Department Secretary from 1995 to 2003.
     John D. Whiteford — Age 47; Acting General Manager of our Energy segment since July 2006.   Executive Vice President of Michael Baker Jr., Inc., a subsidiary, and Manager of our North Region since June 2000.   Mr. Whiteford previously served in various capacities with us since 1983, including Vice President of our Energy segment from 1997 to 2000.
     James B. Richards — Age 60; Executive Vice President of Michael Baker Jr., Inc. and Manager of our South Region since June 2000.   Since joining us in 1996, Mr. Richards served as Vice President of Michael Baker Jr., Inc. and Regional Manager of our Southeast Region from 1996 to 2000.
     David G. Greenwood — Age 55; Executive Vice President – Marketing, Engineering Segment since April 2005.   Mr. Greenwood previously served in various operational and marketing capacities with us since 1973, including Vice President and Senior Vice President of Michael Baker Jr., Inc. from 1994 to April 2005.

     James R. Johnson — Age 54; Senior Vice President – Marketing, Energy Segment since August 2005.   Mr. Johnson previously served as a Senior Regional Manager of Operations with Baker Hughes Inc. from June 1991 to August 2005.   Prior to joining Baker Hughes, Mr. Johnson served as a Senior Business Development Manager with Eastman Christiansen Inc. from 1986 to June 1991.
     Our executive officers serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.
     Available Information
     Our Internet website address is www.mbakercorp.com.   We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”).   These reports and any amendments to them are also available at the SEC’s website, www.sec.gov.   We also post press releases, earnings releases, the Code of Ethics for Senior Officers and the Charters related to the Governance and Nominating Committee, Audit Committee and Compensation Committee to our website.   The information contained on our website is not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended.
Item 1A.  Risk Factors.
     In addition to other information referenced in this report, we are subject to a number of specific risks outlined below.   If any of these events or uncertainties actually occurs, our business, financial condition, results of operations and cash flows, and/or the market price of our common stock could be materially affected.   You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our common stock.
Changes and fluctuations in the government spending priorities could materially affect our future revenue and growth prospects.
     Our primary customers, which compose a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government.   Consequently, any significant changes and fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams.   Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform.   As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rise in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures.   Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

Unpredictable economic cycles or uncertain demand for our engineering capabilities and related services could cause our revenues to fluctuate or contribute to delays or the inability of customers to pay our fees.
     Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally.   Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time.   Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business.   In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contract terms that are less favorable to us than we might be able to negotiate under other circumstances.   Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline.   Moreover, our customers may experience difficult business climates from time to time and could delay or fail to pay our fees as a result.
Our ability to recruit, train, and retain professional personnel of the highest quality is a competitive advantage.  Our future inability to do so would adversely affect our competitiveness.
     Our contract obligations in our engineering and energy markets are performed by our staff of well-qualified engineers, technical professionals, and management personnel.   A shortage of qualified technical professionals currently exists in the engineering industry in the U.S.   Our future growth potential requires the effective recruiting, training, and retention of these employees.   Our inability to retain these well-qualified personnel and recruit additional well-qualified personnel would adversely affect our business performance and limit our ability to perform new contracts.
If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.
     It is important for us to control our contract costs so that we can maintain positive operating margins. Under our fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts.   Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses.   Profitability on our contracts is driven by billable headcount and our ability to manage costs.   Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.
Due to the nature of the work we perform to complete engineering and energy contracts, we are subject to potential liability claims and contract disputes.
     Our engineering and energy contracts often involve projects where design, construction, systems failures, or accidents could result in substantially large or punitive damages for which we could have liability.   Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of facilities and public infrastructure projects.   Although we have adopted a range of insurance, risk management safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

     We may also experience a delay or withholding of payment for services due to performance disputes.   If we are unable to resolve these disputes and collect these payments, we would incur profit reductions and reduced cash flows.
If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.
     We may commit to a client that we will complete a project by a scheduled date.   We may also commit that a project, when completed, will achieve specified performance standards.   If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards.   The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project.   If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project.   In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope of services requested by clients or labor or other disruptions.   In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages, which are determined by the contract.   To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability.
We are subject to procurement laws and regulations associated with our government contracts.  If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time.
     Our compliance with the laws and regulations relating to the procurement, administration, and performance of our government contracts is dependent upon our ability to ensure that we properly design and execute compliant procedures.
     Our termination from any of our larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue.   Because U.S. federal laws permit government agencies to terminate a contract for convenience, the U.S. federal government may terminate or decide not to renew our contracts with little or no prior notice.
We are subject to routine U.S. federal, state and local government audits related to our government contracts.  If audit findings are unfavorable, we could experience a reduction in our profitability.
     Our government contracts are subject to audit.   These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to federal government regulations.
     We are subject to audits for several years after payment for services has been received.   Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts.   None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our revenue, profits, and cash flow.

Our inability to continue to win or renew government contracts could result in material reductions in our revenues and profits.
     We have increased our contract activity with the U.S. federal, state and local governments in recent years.   Our ability to earn revenues from our existing and future government projects will depend upon the availability of funding by our served and targeted government agencies.   We cannot control whether those clients will fund or continue funding our outstanding projects.
     If our relationship or reputation with government clients deteriorates for any reason and affects our ability to win new contracts or renew existing ones, we could experience a material revenue decline.
Our involvement in partnerships, ventures, and use of subcontractors exposes us to additional legal and market reputation damages.
     Our methods of service delivery include the use of partnerships, subcontractors, joint ventures and other ventures.   If our partners or subcontractors fail to satisfactorily perform their obligations as a result of financial or other difficulties, we may be unable to adequately perform or deliver our contracted services.   Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. Additionally, we may be exposed to claims for damages that are a result of a partner’s or subcontractor’s performance.   We could also suffer contract termination and damage to our reputation as a result of a partner’s or subcontractor’s performance.
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
     Our international operations are subject to unique risks.   These risks can include: potentially dynamic political and economic environments; civil disturbances, unrest, or violence; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges.   Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects.
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

We use “percentage-of-completion” accounting methods for many of our projects.  This method may result in volatility in stated revenues and profits.
     Our revenues and profits for many of our contracts are recognized ratably as those contracts are performed.   This rate is based primarily on the proportion of labor costs incurred to date to total labor costs projected to be incurred for the entire project.   This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders.   Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.
Our government contracts may give the government the right to modify, delay, curtail or terminate our contracts at their convenience at any time prior to their completion.  Therefore, our backlog is subject to unexpected adjustments, delays and cancellations.
     We cannot assure that our backlog will be realized as revenues or that, if realized, it will result in profits.   Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods.   In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies.   In addition, most of our domestic and international industrial clients have termination for convenience provisions in their contracts.   Therefore, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog.   Project cancellations, delays and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.
We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
     We are self-insured or carry deductibles for most of our claims exposure.   Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims.   As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our already significant exposure to expense from claims.   If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts.   If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.
Foreign governmental regulations could adversely affect our business.
     Many aspects of our foreign operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and the earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.
     Our operations are also subject to the risk of changes in laws and policies which may impose restrictions on our business, including trade restrictions, and could have a material adverse effect on our operations.   Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations, and the impact of these changes could be material.

Item 1B.  Unresolved Staff Comments.
     With respect to comments received from the staff of the Securities and Exchange Commission on our periodic and current reports required under the Securities Act of 1933, no staff comments currently remain unresolved.
Item 2.  Properties.
     Our headquarters office is located in Moon Township, Pennsylvania.   This building, which we lease, has approximately 117,000 square feet of office space and is used by our Corporate and Engineering staff.   Our Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception.   In addition to our Moon Township offices, our Engineering segment also has a major leased office in Alexandria, VA, and leases other office space totaling approximately 517,000 square feet in the U.S. and Mexico.   Likewise, our Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 136,000 square feet in the U.S. and abroad.   These leases expire at various dates through the year 2016.
     We also own a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 230 acres and utilized by our Engineering segment.   We believe that our current facilities will be adequate for the operation of our business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.
Item 3.  Legal Proceedings.
     We have been named as a defendant or co-defendant in legal proceedings wherein damages are claimed.   Such proceedings are not uncommon to our business.   We believe that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or annual results of operations or cash flows.
     FEMA Housing Inspection Contract.  On March 28, 2006, Alltech, Inc. a competitor for the 2006 FEMA Housing Inspection Contract (the “Contract”) filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging, among other claims, that we had misappropriated trade secrets and seeking, in addition to other relief, a temporary restraining order to prevent us from using such alleged trade secrets in our bid to FEMA for the Contract.   On April 6, 2006, the Court refused to grant a temporary restraining order, and on September 12, 2006, Alltech voluntarily dismissed its lawsuit without explanation.   Separately, following an award by FEMA of the Contract to us and the Partnership for Response and Recovery (the “PaRR”) in June 2006, Alltech filed a protest with the Government Accountability Office (the “GAO”) on June 23, 2006.   As a result of the filing of that protest, FEMA issued a stop-work order to us and the PaRR.   We intervened in the protest.   On August 18, 2006, FEMA advised the GAO that it was going to take corrective action, and in response, the GAO dismissed the protest on August 21, 2006.   On September 25, 2006, the PaRR filed a protest with the GAO challenging FEMA’s corrective action.   The GAO denied the PaRR’s protest on December 18, 2006.   FEMA has solicited revised proposals for the Contract from us, the PaRR, and Alltech, and we delivered our proposal to FEMA on February 1, 2007.   We anticipate that the selection of successful firms will occur in the spring of 2007.

Item 4.  Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of shareholders was held on November 29, 2006.

(b)	Each of management’s nominees to the board of directors, as listed in Item 4(c) below, was elected. There was no solicitation in opposition to management’s nominees.

(c)	Our shareholders elected each of our directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of our Common Stock in approving the following directors were:

Name of Director	Votes for	Votes withheld
Robert N. Bontempo	6,189,075	1,785,697
Nicholas P. Constantakis	6,193,469	1,781,303
William J. Copeland	6,086,944	1,887,828
Robert H. Foglesong	6,890,080	1,084,692
Roy V. Gavert, Jr.	6,407,420	1,567,352
John E. Murray, Jr.	6,878,604	1,096,168
Pamela S. Pierce	6,872,346	1,102,426
Richard L. Shaw	6,859,886	1,114,886

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Information relating to the market for our Common Stock and other matters related to the holders thereof is set forth in the “Supplemental Financial Information” section of Exhibit 13.1 to this Form 10-K.   Such information is incorporated herein by reference.
Holders
     As of February 28, 2007, we had 1,302 holders of our Common Stock.
Dividends
     Our present policy is to retain any earnings to fund our operations and growth.   We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future.   Our Credit Agreement with our banks places certain limitations on dividend payments.
Sales of Unregistered Securities
     We did not sell any unregistered securities during the year ended December 31, 2006.

Purchases of Equity Securities
     Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2006.
Item 6.  Selected Financial Data.
     A summary of selected financial data for the five years ended December 31, 2006 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K.   Such summary is incorporated herein by reference.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     A discussion and analysis of our results of operations, cash flow and financial condition is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 to this Form 10-K.   This discussion is incorporated herein by reference.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
     As of December 31, 2006 and 2005, our primary interest rate risk related to our variable-rate debt obligations, which totaled $11.0 million as of December 31, 2006 and zero as of December 31, 2005.   Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 8.00% as of December 31, 2006, to a weighted average interest rate of 8.80%), annual interest expense would have been approximately $88,300 higher in 2006 based on the outstanding balance of variable-rate debt obligations as of December 31, 2006.   In addition, as of December 31, 2006 and 2005, we had interest rate risk related to our variable-rate investments (included in cash and cash equivalents), which totaled $0.3 million as of December 31, 2006 and $17.9 million as of December 31, 2005.   Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 4.44% as of December 31, 2006, to a weighted average interest rate of 4.00%), annual interest income would have been approximately $1,200 lower in 2006 based on the outstanding balance of variable-rate investments as of December 31, 2006.   Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 3.23% as of December 31, 2005, to a weighted average interest rate of 2.91%), annual interest income would have been approximately $58,000 lower in 2005 based on the outstanding balance of variable-rate investments as of December 31, 2005.   We had no interest rate swap or exchange agreements as of our 2006 or 2005 year-end dates.   Based on the foregoing discussion, we have no material exposure to interest rate risk.
     We have several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar.   At December 31, 2006, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar.   These subsidiaries composed 8.6% of our consolidated total assets at December 31, 2006, and 6.4% of our consolidated total contract revenues for the year then ended.   In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries’ assets and liabilities reflect ordinary course accounts receivable and accounts payable balances.   These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses.   Accordingly, assuming that foreign currency exchange rates could

change unfavorably by 10%, we have no material exposure to foreign currency exchange rate risk.   We have no foreign currency exchange contracts.
     Based on the nature of our business, we have no direct exposure to commodity price risk.
Item 8.   Financial Statements and Supplementary Data.
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
     Deloitte & Touche LLP audited our consolidated financial statements as of and for the years ended December 31, 2006 and 2005.   PricewaterhouseCoopers LLP audited our consolidated financial statements for the year ended December 31, 2004.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A.   Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006.   This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
     We believe, that the financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation of Prior Year Material Weaknesses
     We have implemented several changes to our internal control over financial reporting in response to the deficiencies identified in our 2005 Form 10-K.   To address the material weaknesses, we have implemented the following procedures:
(1)	We have emphasized certain key controls in an effort to mitigate significant risks and strengthen our control environment. In this regard, we have implemented a monitoring function for tax compliance and the recording of related expenses, and increased management’s awareness of the financial reporting risks associated with the recording of insurance reserves.

(2)	We have enhanced our documentation and review of accounting estimates. Specifically, we ensure that judgments related to estimates are reviewed on a periodic basis and that amounts related to insurance reserves are properly recorded in the financial statements.

(3)	We have enhanced our monitoring of balance sheet accounts by deploying account reconciliation software that facilitates timely access to and reviews of reconciliations.
Management believes that the material weaknesses have been fully remediated.   The remediation efforts are fully implemented, have operated for a period of time, have been tested, and we have concluded that such procedures are operating effectively.
Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal

control over financial reporting as of December 31, 2006.   This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2006.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Michael Baker Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Michael Baker Corporation and subsidiaries (the “Company”) as of December 31, 2006 maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.   Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.   Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.   We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.   A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2007
Item 9B.  Other Information.
     On October 26, 2006, our Board of Directors approved Amendment No. 4 to the Consulting Agreement between us and Richard L. Shaw, Chairman of Michael Baker Corporation, effective April 26, 2007.   The Consulting Agreement was effective from April 25, 2001 through April 26, 2003.   Amendment No. 1 extended the term of this agreement by two years through April 26, 2005, Amendment No. 2 extended the term by another year though April 26, 2006, and Amendment No. 3 extended the term through April 26, 2007.   Amendment No. 4 extends the term of Mr. Shaw’s consulting agreement on the same terms and conditions for an additional one-year period expiring April 26, 2008.
     Effective September 14, 2006, Mr. Shaw’s compensation for the consulting services under the agreement was temporarily suspended due to his re-employment by us as our Chief Executive Officer.   Compensation under the consulting agreement will resume upon Mr. Shaw’s retirement.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance.
     Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K appears in our definitive Proxy Statement which will be distributed in connection with the 2007 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in Part I of this Form 10-K under the caption “Executive Officers.” This information is incorporated herein by reference.
     We have adopted a Code of Ethics for Senior Officers incorporating the provisions required by the Securities and Exchange Commission for our principal executive, financial and accounting officers.   A copy of the Code of Ethics for Senior Officers is posted on our website at www.mbakercorp.com.   In the event we make any amendments to, or grant any waivers from a provision of this code, we will disclose the amendment or waiver and the reasons for the waiver on our website.

Item 11.  Executive Compensation.
     Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K appears in our definitive Proxy Statement which will be distributed in connection with the 2007 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.   This information is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by Item 403 of Regulation S-K appears in our definitive Proxy Statement which will be distributed in connection with the 2007 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation.   This information is incorporated herein by reference.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 about equity awards under our equity compensation plans and arrangements in the aggregate:

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))
Equity compensation plans approved by shareholders	235,093	$13.43	940,257
Equity compensation plans not approved by shareholders	—	—	—

Total	235,093	$13.43	940,257

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
     Information required by Items 404 and 407(a) of Regulation S-K appears in our definitive Proxy Statement which will be distributed in connection with the 2007 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.   This information is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
     Information required by Item 9(e) of Schedule 14A appears in our definitive Proxy Statement which will be distributed in connection with the 2007 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.   This information is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a)(1)	The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Consolidated Statements of Shareholders’ Investment for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

(a)(2)	Financial statement schedule for the year ended December 31, 2006:

Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Financial Statement Schedule for the years ended December 31, 2006 and 2005 (included as Exhibit 99.1 to this Form 10-K)

Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) on Financial Statement Schedule for the year ended December 31, 2004 (included as Exhibit 99.2 to this Form 10-K)

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1	2006 Incentive Compensation Plan (attachments excluded), filed herewith.*

10.2	Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*

Exhibit No.	Description

10.2(a)	First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*

10.2(b)	Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*

10.2(c)	Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed herewith.*

10.2(d)	Fourth Amendment to Consulting Agreement effective April 26, 2007, by and between us and Richard L. Shaw, filed herewith.*

10.3	Employment Agreement dated as of September 14, 2006, by and between us and Richard L. Shaw, filed herewith.*

10.4	First Amended and Restated Loan Agreement dated September 17, 2004, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.4(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

10.5	1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

10.6	1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement with respect to our 1996 Annual Meeting of Shareholders, and incorporated herein by reference.*

10.7	Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.

10.7(a)	Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.8	2003 Long-Term Incentive Compensation Plan, filed as Exhibit A to our April 24, 2003 Notice of Annual Meeting and Proxy Statement, and incorporated herein by reference.*

13.1	Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, Reports of Independent Registered Public Accounting Firms, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2006.

Exhibit No.	Description

21.1	Subsidiaries, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP), filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on financial statement schedule for the years ended December 31, 2006 and 2005, filed herewith.

99.2	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) on financial statement schedule for the year ended December 31, 2004, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION
Dated: March 16, 2007	By:	/s/ Richard L. Shaw
Richard L. Shaw
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard L. Shaw Richard L. Shaw	Chairman of the Board and Chief Executive Officer	March 16, 2007

/s/ William P. Mooney William P. Mooney	Executive Vice President and Chief Financial Officer	March 16, 2007

/s/ H. James McKnight	Executive Vice President,	March 16, 2007
H. James McKnight	General Counsel and Secretary

/s/ Craig O. Stuver Craig O. Stuver	Senior Vice President, Corporate Controller and Treasurer (Chief Accounting Officer)	March 16, 2007

/s/ Robert N. Bontempo	Director	March 16, 2007
Robert N. Bontempo

/s/ Nicholas P. Constantakis	Director	March 16, 2007
Nicholas P. Constantakis

/s/ William J. Copeland	Director	March 16, 2007
William J. Copeland

/s/ Robert H. Foglesong	Director	March 16, 2007
Robert H. Foglesong

/s/ Roy V. Gavert, Jr.	Director	March 16, 2007
Roy V. Gavert, Jr.

/s/ John E. Murray, Jr.	Director	March 16, 2007
John E. Murray, Jr.

/s/ Pamela S. Pierce	Director	March 16, 2007
Pamela S. Pierce

MICHAEL BAKER CORPORATION
Schedule II — Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions

	Balance at	Charged to		Charged to	Deductions —		Balance at
Description	beg. of year	expense		other accounts	describe		end of year

For the year ended December 31, 2006:

Income tax valuation allowance	$6,150	$1,642	(a)	$0	$0		$7,792
Nigerian prepaid taxes	$1,560	$1,006	(b)	$0	($393	)(c)	$2,173
Allowance for doubtful accounts	$746	$110		$0	($89	)(c)	$767

For the year ended December 31, 2005:

Income tax valuation allowance	$6,227	($77	)(a)	$0	$0		$6,150
Nigerian prepaid taxes	$1,198	$362	(b)	$0	$0		$1,560
Allowance for doubtful accounts	$683	$572		$0	($509	)(c)	$746

For the year ended December 31, 2004:

Income tax valuation allowance	$4,053	$2,174	(a)	$0	$0		$6,227
Nigerian prepaid taxes	$970	$228	(b)	$0	$0		$1,198
Allowance for doubtful accounts	$2,392	$587		$0	($2,296	)(c)	$683

(a)	Primarily relates to valuation of federal, state, and foreign net operating losses.

(b)	Relates to the inability to realize Nigerian prepaid income tax assets.

(c)	For the years ended December 31, 2006, 2005 and 2004, the deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed.