Form 10-Q
period 2007-03-31
BAKER MICHAEL CORP
filed 2007-05-08
CIK 9263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission file number 1-6627
MICHAEL BAKER CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0927646

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA	15108

(Address of principal executive offices)	(Zip Code)
(412) 269-6300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2007:

Common Stock	8,710,168 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2007	2006

Total contract revenues	$170,707	$145,547

Cost of work performed	147,184	124,780

Gross profit	23,523	20,767

Selling, general and administrative expenses	17,584	17,916

Income from operations	5,939	2,851

Other income/(expense):
Equity income from unconsolidated subsidiaries	307	97
Interest income	64	318
Interest expense	(304)	(37)
Interest expense on unpaid taxes, net	(111)	(120)
Other, net	(100)	115

Income before income taxes	5,795	3,224

Provision for income taxes	2,725	1,504

Net income	3,070	1,720

Other comprehensive income -
Foreign currency translation adjustments, net of tax of $0 and $13, respectively	95	116

Comprehensive income	$3,165	$1,836

Basic earnings per share	$0.35	$0.20
Diluted earnings per share	$0.35	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$11,218	$13,182
Receivables, net of allowance of $917 and $767, respectively	105,321	97,815
Unbilled revenues on contracts in progress	87,968	94,548
Prepaid expenses and other	13,528	16,044

Total current assets	218,035	221,589

Property, Plant and Equipment, net	20,036	21,323

Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	431	483
Other long-term assets	4,988	5,636

Total other long-term assets	22,511	23,211

Total assets	$260,582	$266,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$47,592	$54,700
Accrued employee compensation	24,035	26,354
Accrued insurance	15,770	13,809
Billings in excess of revenues on contracts in progress	20,122	17,415
Current deferred tax liability	18,063	18,063
Income taxes payable	5,784	6,068
Other accrued expenses	17,997	16,454

Total current liabilities	149,363	152,863

Long-term Liabilities
Long-term debt	6,600	11,038
Deferred income tax liability	3,098	3,098
Other long-term liabilities	4,131	4,004

Total liabilities	163,192	171,003

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,193,705 for both periods presented	9,194	9,194
Additional paid-in capital	44,732	44,676
Retained earnings	48,289	46,170
Accumulated other comprehensive loss	(64)	(159)
Less - 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	97,390	95,120

Total liabilities and shareholders’ investment	$260,582	$266,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months
	ended March 31,
(In thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$3,070	$1,720
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,587	1,270
Changes in assets and liabilities:
Increase in receivables	(7,506)	(7,895)
Decrease/(increase) in unbilled revenues and billings in excess, net	9,286	(3,706)
Decrease/(increase) in other assets, net	3,262	(2,266)
(Decrease)/increase in accounts payable	(5,225)	703
Increase/(decrease) in accrued expenses	222	(3,288)

Total adjustments	1,626	(15,182)

Net cash provided by/(used in) operating activities	4,696	(13,462)

Cash Flows from Investing Activities
Additions to property, plant and equipment, net	(397)	(679)

Net cash used in investing activities	(397)	(679)

Cash Flows from Financing Activities
(Payments on)/borrowings of long-term debt, net	(4,438)	620
(Decrease)/increase in book overdrafts	(1,645)	7,742
Payments on capital lease obligations	(180)	(161)
Proceeds from exercise of stock options	—	30

Net cash (used in)/provided by financing activities	(6,263)	8,231

Net decrease in cash and cash equivalents	(1,964)	(5,910)

Cash and cash equivalents, beginning of period	13,182	19,041

Cash and cash equivalents, end of period	$11,218	$13,131

Supplemental Disclosures of Cash Flow Data
Interest paid	$271	$17
Income taxes paid	$816	$1,282

Supplemental Schedule of Non-Cash Investing and Financing Activities
Vehicles and equipment acquired through capital lease obligations	$6	$—
Equipment acquired on credit	$14	$540

     The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     In these condensed consolidated financial statements, Michael Baker Corporation is referred to as the “Company.” The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006 (the “Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2007.
     Certain reclassifications have been made to the prior period’s unaudited condensed consolidated statement of income and consolidated statement of cash flows in order to conform to the current year presentation.
2. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months
	ended March 31,
(In thousands, except per share data)	2007	2006

Net income	$3,070	$1,720

Basic:
Weighted average shares outstanding	8,698	8,493
Earnings per share	$0.35	$0.20

Diluted:
Effect of dilutive securities -
Stock options	100	239
Weighted average shares outstanding	8,798	8,732
Earnings per share	$0.35	$0.20

     As of March 31, 2007 and 2006, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares.

3. BUSINESS SEGMENT INFORMATION
     The Company’s Engineering and Energy business segments reflect how management makes resource decisions and assesses its performance. Each segment operates under a separate management team and produces discrete financial information which is reviewed by corporate management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K.
     Engineering. The Engineering segment provides a variety of design and related consulting services. Such services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.
     Energy. The Energy segment provides a full range of services for operating third-party oil and gas production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment’s managed services operating model as a service delivery method. The Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for its own account or own any oil or natural gas reserves.
     The Company evaluates the performance of its segments primarily based on operating income before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology and communications, and is allocated between the Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

     The following tables reflect the required disclosures for the Company’s business segments (in millions):

	For the three months
	ended March 31,
	2007	2006

Revenues
Engineering	$90.2	$86.6
Energy	80.5	58.9

Total revenues	$170.7	$145.5

	For the three months
	ended March 31,
	2007	2006

Income from operations before corporate overhead
Engineering	$9.6	$7.7
Energy	2.4	1.5

Total segment income from operations before Corporate overhead	12.0	9.2

Less: Corporate overhead
Engineering	(4.0)	(4.2)
Energy	(1.5)	(1.5)

Total corporate overhead	(5.5)	(5.7)

Total income from operations
Engineering	5.6	3.5
Energy	0.9	—
Other Corporate expense	(0.6)	(0.6)

Total income from operations	$5.9	$2.9

	March 31,	December 31,
	2007	2006

Segment assets:
Engineering	$132.9	$133.2
Energy	113.8	114.8

Subtotal — segments	246.7	248.0
Other Corporate assets	13.9	18.1

Total	$260.6	$266.1

     The Company has determined that interest expense, interest income, intersegment revenues, and the amount of investment in equity method investees, by segment, are immaterial for further disclosure in these consolidated financial statements.
4. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” As a result of this adoption, the Company has recorded a reserve for uncertain tax positions totaling $1.7 million and reduced its opening retained earnings balance by $0.9 million as of January 1, 2007. Under the previous FASB guidance (Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies”), the Company had recorded related tax reserves totaling $0.8 million as of December 31, 2006.
     In addition, for the three months ended March 31, 2007, the Company reduced its reserve for uncertain tax positions by an insignificant amount and the reserve remained at $1.7 million as of March 31, 2007. Changes in this reserve amount could impact the Company’s effective tax rate in future periods.

     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of March 31, 2007, the Company’s reserves for uncertain tax positions included $0.3 million related to accrued interest and penalties.
     The Company accounts for income taxes under the asset and liability method pursuant to SFAS 109, “Accounting for Income Taxes.” The Company bases its consolidated effective income tax rate for interim periods on its estimated annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. In certain foreign jurisdictions, the Company’s subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other foreign jurisdictions or situations, the Company’s subsidiaries are subject to income taxes based on taxable income. In certain of these situations, the Company’s estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized. Certain foreign subsidiaries do not have earnings and profits for United States (“U.S.”) tax purposes; therefore, losses from these subsidiaries do not generate a tax benefit in the calculation of the Company’s consolidated income tax provision. If these foreign subsidiaries had positive earnings and profits for U.S. tax purposes, these foreign losses would reduce both the deferred tax liability that was set up on the future remittance back to the U.S. and the Company’s effective income tax rate. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of the Company’s inability to generate sufficient taxable income in certain foreign jurisdictions.
     As a result of the foregoing, depending upon foreign revenues and relative profitability, the Company may report very high effective income tax rates. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause the Company’s consolidated effective income tax rate to fluctuate significantly.
     The Company’s full year estimated effective income tax rate was 47% at both March 31, 2006 and 2007. As a comparison, the Company’s 2006 effective income tax rate was 43%. The first quarter 2007 increase over the 2006 actual rate was due to a less favorable mix of forecasted permanent items in 2007 and, to a much lesser extent, the benefit realized in 2006 from a U.S. income tax refund.
     During 2006, the Internal Revenue Service completed its examination of the Company’s 2002 consolidated U.S. income tax return, which resulted in a refund of $0.1 million. This refund was received in the first quarter of 2007. The IRS also completed its examinations of the Company’s 2004 and 2005 U.S. income tax returns in the first quarter of 2007, which resulted in a reduction to the Company’s net operating loss carry-forward of $0.5 million.
5. COMMITMENTS & CONTINGENCIES
Commitments
     At March 31, 2007, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at March 31, 2007 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit: *
Insurance related	$10.0
Other	0.2
Performance and payment bonds *	$5.3

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of March 31, 2007, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at March 31, 2007. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
Contingencies
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $9.0 million and $9.2 million at March 31, 2007 and December 31, 2006, respectively, may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Reductions for the three months ended March 31, 2007 were attributable to the settlement of certain tax-related penalties. Actual payments could differ from amounts recorded at March 31, 2007 and December 31, 2006 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
     Legal proceedings. The Company has been named as a defendant or co-defendant in certain legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on its consolidated financial statements.
     Self-Insurance. Insurance coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company requires its insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. The Company is insured with respect to its workers’ compensation and general liability exposures subject to deductibles or self-insured retentions. Loss provisions for these exposures are recorded based upon the Company’s estimates of the total liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
     The Company is self-insured for its primary layer of professional liability insurance through a wholly-owned captive insurance subsidiary. The secondary layer of the professional liability insurance continues to be provided, consistent with industry practice, under a “claims-made” insurance policy placed with an independent insurance company. Under claims-made policies, coverage must be in effect when a claim is made. This insurance is subject to standard exclusions.
     The Company relies on qualified actuaries to assist in determining the level of reserves to establish for both insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred based on actuarial analysis but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.
     The Company is self-insured with respect to its primary medical benefits program subject to individual retention limits. As part of the medical benefits program, the Company contracts with national service providers to provide benefits to its employees for medical and prescription drug services. The Company reimburses these service providers as claims related to the Company’s employees are paid by the service providers.
     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. The Company remains uncertain at this time what effect this action will have on its recoveries with respect to claims made against the Company or its subsidiaries when Reliance coverage was in effect. A wholly-owned subsidiary of the Company was subject to one substantial claim which fell within the Reliance coverage period. This claim was settled in the amount of $2.5 million, and paid by the Company in 2003. Due to the liquidation of Reliance, the Company is currently uncertain what amounts paid to settle this claim will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of March 31, 2007 and December 31, 2006.
6. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions. The Credit Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $15.0 million). As of March 31, 2007, borrowings outstanding under the Credit Agreement were $6.6 million and outstanding standby LOCs were $10.2 million. As of December 31, 2006, borrowings outstanding under the Credit Agreement were $11.0 million and outstanding standby LOCs were $10.2 million. Under the Credit Agreement, the Company pays bank commitment fees of 3/8% per year based on the unused portion of the commitment. The weighted-average interest rate on the Company’s borrowings was 7.60% and 5.78% for the three months ended March 31, 2007 and 2006, respectively.
     The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to indebtedness). The Credit Agreement also requires the Company to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. In addition, the Company’s Credit Agreement with its banks places certain limitations on dividend payments. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.
7. STOCK-BASED COMPENSATION
     As of March, 31, 2007, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The Directors Plan was amended by a vote at the annual meeting of shareholders in April 2004 to increase the number of shares available for grant to 400,000 from 150,000 shares. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans. No shares or options were granted during the three months ended March 31, 2007 and 2006. As of March, 31, 2007 and December 31, 2006, all outstanding options were fully vested under both plans. There were 221,093 exercisable options under both plans as of both March 31, 2007 and December 31, 2006.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2006	235,093	$13.43	$2,166,673	4.5

Balance at March 31, 2007	235,093	$13.43	$2,554,576	4.3

     No stock options were granted, exercised or forfeited during the three months ended March 31, 2007. As of March 31, 2007, no shares of the Company’s Common Stock remained available for future grant under the expired Plan, while 203,500 shares were available for future grant under the Directors’ Plan.

     The following table summarizes information about stock options outstanding under both plans as of March 31, 2007:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 - $9.00	33,429	3.6	$7.99	33,429	$7.99
$9.53 - $12.85	78,128	2.4	10.64	78,128	10.64
$15.035 - $20.28	123,536	5.6	16.67	109,536	16.21

Total	235,093	4.3	$13.43	221,093	$13.00

*	Average life remaining in years.
     The fair value of options on the respective grant dates was estimated using a Black-Scholes option pricing model. The average risk-free interest rate is based on the U.S. Treasury yield with a term to maturity that approximates the option’s expected life as of the grant date. Expected volatility is determined using historical volatilities of the underlying market value of the Company’s stock obtained from public data sources. The expected life of the stock options is determined using historical data adjusted for the estimated exercise dates of the unexercised options.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,418 and $2,366, respectively	431	483

Goodwill and other intangible assets, net	$17,523	$17,575

     There was no change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2007.
     Under SFAS 142, the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual evaluation of the carrying value of its goodwill during the second quarter of 2006. As a result of such evaluation, no impairment charge was required.

     As of March 31, 2007, the Company’s remaining other intangible assets balance includes the value of Buck’s contract backlog at the time of the Company’s 2006 acquisition of Buck (totaling $849,000 with accumulated amortization of $418,000 as of March 31, 2007). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $52,000 and $71,000 for the three months ended March 31, 2007 and 2006, respectively. Estimated future amortization expense for other intangible assets as of March 31, 2007 is as follows (in thousands):

Nine months ending December 31, 2007	$156
Fiscal year 2008	113
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Thereafter	2

Total	$431

9. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Emerging Issues Task Force Issue No. (“EITF”) 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 was effective for the Company as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company’s policy with regard to the taxes addressed by this issue is to present such taxes on a net basis in the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is permitted, provided that financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt the provisions of SFAS 157 on January 1, 2008 and does not expect any impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company may choose to adopt the provisions of SFAS 159 on January 1, 2008. If adopted, the Company does not expect this standard to have a material impact on its consolidated financial statements.
     See also FIN 48 discussion included above in the “Income Taxes” note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K filed for the year ended December 31, 2006 (the “Form 10-K”).
Business Overview and Environment
     We provide engineering and energy expertise for public and private sector clients worldwide. Our primary services include engineering design for the transportation, water and other civil infrastructure markets, architectural and environmental services, construction management services for buildings and transportation projects, and operations and maintenance of oil and gas production facilities. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the engineering and energy markets. We could be affected by additional external factors such as price fluctuations and capital expenditures in the energy industry.
Engineering
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects for the year ended December 31, 2006 and for the first quarter of 2007, and we expect this activity to grow for the remainder of 2007 and 2008. Significant Engineering contracts awarded during the first quarter and early in the second quarter of 2007 are as follows:
•	A five-year, $45 million Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract with the U.S. Army Corps of Engineers, Ft. Worth District, to provide architectural and engineering design services nationwide in support of the Department of Homeland Security’s efforts to secure U.S. borders.

•	A four-year, $24 million Environmental Services Cooperative Agreement with the U.S. Department of the Army by a team of organizations to perform a conservation conveyance. Services to be provided by us are valued at $15 million under this contract.

•	A $9.8 million contract with the Pennsylvania Department of Transportation to provide construction management support and construction inspection services for administering an estimated $130 million reconstruction or replacement of portions of U.S. Route 15 and Interstate 81 in Cumberland County, Pennsylvania.

•	A five-year, $10.0 million IDIQ contract with the Naval Facilities Engineering Command Atlantic to provide architectural and engineering services for environmental compliance engineering support.
     In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program, (“FEMA Map Program”) for flood hazard mitigation across the U.S. and its territories. Approximately $442 million of this contract value was included in our backlog as of March 31, 2007.
     During the second quarter of 2006, we were initially awarded a separate five-year, up-to-$750 million, performance-based contract from FEMA to provide program management and individual housing inspection services to assess damage caused by natural disasters. A protest was filed by another bidder and later dismissed relative to this award, and FEMA conducted a re-selection process. In April 2007, FEMA informed us that we were not reselected for the Housing Inspection Services Contract.
Energy
     During 2007, we continued to increase our onshore managed services business. In addition, the Energy segment continues to realize significant growth from the following previously awarded managed services contracts:
•	A five-year, multi-million dollar managed services contract with Escambia Operating Company, LLC (“Escambia”) to operate and maintain its gas producing properties and facilities at the Big Escambia Field in Alabama. (Work began on this contract at the end of the second quarter of 2006.)

•	A seasonal, five-year, multi-million dollar managed services contract with Brooks Range Petroleum Corporation to provide exploration, development and operations services (primarily in the first and fourth quarters) for their prospect fields on the North Slope of Alaska. (Initial work began on this contract at the end of the second quarter of 2006.)

•	An onshore managed services contract in the Powder River Basin of Wyoming from Storm Cat Energy to operate and maintain its coal bed methane production facilities, which are adjacent to the Huber properties (another Energy client). (Work on this contract significantly increased during the second half of 2006.)
Executive Overview
     Our total contract revenues were $170.7 million for the three months ended March 31, 2007, a 17% increase over the $145.5 million reported for the same period in 2006. This increase was driven by a 37% year-over-year growth in our Energy segment, which benefited from the three managed services contracts mentioned above. The 4% revenue growth in our Engineering segment primarily related to the impact of Buck Engineering, P.C. (“Buck”), which was acquired in the second quarter of 2006.
     Our earnings per diluted common share were $0.35 for the three months ended March 31, 2007, a 75% increase over the $0.20 per diluted common share reported for same period in 2006. Income from operations for the three months ended March 31, 2007 was $5.6 million in our Engineering segment, which improved from $3.5 million for the same period in 2006. Income from operations for the three months ended March 31, 2007 was $0.9 million in our Energy segment, which improved from an operating loss of less than $0.1 million for the same period in 2006.
Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions for the three months ended March 31, 2007 and 2006). We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

	For the three months
	ended March 31,
	2007		2006

	(dollars in millions)
Revenues		*		*
Engineering	$90.2	52.8%	$86.6	59.5%
Energy	80.5	47.2%	58.9	40.5%

Total revenues	$170.7	100.0%	145.5	100.0%

* Reflects percentage of total company revenues.

Income from operations before corporate overhead		* *		* *
Engineering	$9.6	10.6%	$7.7	8.9%
Energy	2.4	3.0%	1.5	2.5%

Total segment income from operations before Corporate overhead	12.0		9.2

Less: Corporate overhead
Engineering	(4.0)	(4.4)%	(4.2)	(4.8)%
Energy	(1.5)	(1.9)%	(1.5)	(2.5)%

Total corporate overhead	(5.5)		(5.7)

Total income from operations
Engineering	5.6	6.2%	3.5	4.1%
Energy	0.9	1.1%	—	—
Other Corporate expense	(0.6)		(0.6)

Total income from operations	$5.9	3.5%	$2.9	2.0%

**	Reflects percentage of segment revenues for segment line items.
Comparisons of the Three Months Ended March 31, 2007 and 2006
Total Contract Revenues
     Our total contract revenues were $170.7 million for the three months ended March 31, 2007 compared to $145.5 million for the same period in 2006, reflecting an increase of $25.2 million or 17%. The main driver behind this increase relates to 37% year-over-year growth in our Energy segment.

     Engineering. Revenues were $90.2 million for the three months ended March 31, 2007 compared to $86.6 million for the same period in 2006, reflecting an increase of $3.6 million or 4%. The following table presents Engineering revenues by client type:

	For the three months ended March 31,
Revenues by client type	2007		2006

	(dollars in millions)
Federal government	$42.2	47%	$40.2	46%
State and local government	37.1	41%	34.6	40%
Domestic private industry	10.9	12%	11.8	14%

Total Engineering revenues	$90.2	100%	$86.6	100%

     The increase in our Engineering segment’s revenues for the three months ended March 31, 2007 was generated primarily by $3.0 million related to Buck, which was acquired in the second quarter of 2006. In addition, a 6% increase in transportation-related services was offset by net revenue reductions in various other engineering service areas. Total revenues from FEMA were $25 million and $24 million for the three months ended March 31, 2007 and 2006, respectively. In addition, as a result of achieving certain performance levels on the FEMA Map Program, we recognized revenues associated with incentive awards totaling $1.0 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The increased incentive awards for the first quarter of 2007 represent a combination of the availability of a larger incentive award pool as compared to the first quarter of 2006 and the achievement of higher performance levels on the projects, which resulted in our recognition of a higher percentage of the available incentive award pool in the first quarter of 2007.
     Energy. Revenues were $80.5 million for the three months ended March 31, 2007 compared to $58.9 million for the same period in 2006, reflecting an increase of $21.6 million or 37%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S. and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended March 31,
Revenues by market	2007		2006

	(dollars in millions)
Domestic	$66.0	82%	$38.7	66%
Foreign	14.5	18%	20.2	34%

Total Energy revenues	$80.5	100%	$58.9	100%

     The increase in Energy’s revenues for the three months ended March 31, 2007 was the direct result of the aforementioned onshore managed services contracts with Escambia and Brooks Range Petroleum Corporation that were awarded during 2006. In addition, our work with Storm Cat Energy increased significantly during the second half of 2006 through the first quarter of 2007. Partially offsetting the increase in revenues associated with these new contracts was a reduction in revenues in Nigeria and Venezuela as compared to the first quarter of 2006.

Gross Profit
     Our gross profit was $23.5 million for the three months ended March 31, 2007 compared to $20.8 million for the same period in 2006, reflecting an increase of $2.7 million or 13%. Gross profit expressed as a percentage of contract revenues decreased to 13.8% for the three months ended March 31, 2007 compared to 14.3% for the same period in 2006. Direct labor and subcontractor costs are major components of our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of contract revenues were 29.6% for the three months ended March 31, 2007 compared to 33.3% for the same period in 2006, while subcontractor costs expressed as a percentage of revenues were 24.5% and 18.4% for the three months ended March 31, 2007 and 2006, respectively. The lower direct labor and higher subcontractor percentages in the first quarter of 2007 resulted primarily from a greater usage of subcontractors on newer contracts in the Energy segment. An overall increase in general liability insurance expense of $1.6 million and medical costs of $1.0 million for the first quarter of 2007 also contributed to the decrease in our gross profit expressed as a percentage of revenues when compared to the first quarter of 2006.
     Engineering. Gross profit was $17.3 million for the three months ended March 31, 2007 compared to $16.4 million for the same period in 2006, reflecting an increase of $0.9 million or 6%. Engineering’s gross profit expressed as a percentage of revenues increased to 19.2% for the three months ended March 31, 2007 from 18.9% for the same period in 2006. The minor increase in gross profit expressed as a percentage of revenues is primarily attributable to the aforementioned incentive award on the FEMA Map Program during the first quarter of 2007.
     Energy. Gross profit was $6.8 million for the three months ended March 31, 2007 compared to $5.0 million for the same period in 2006, reflecting an increase of $1.8 million or 36%. Gross profit expressed as a percentage of contract revenues was 8.4% for both the three months ended March 31, 2007 and 2006. Although gross profit expressed as a percentage of revenues was unchanged, gross profit was favorably impacted by the previously mentioned 37% increase in revenues, partially offset by an increase in general liability insurance expense of $1.4 million and medical costs of $0.7 million incurred during the first quarter of 2007.
Selling, General and Administrative Expenses
     Our selling, general and administrative (“SG&A”) expenses were $17.6 million for the three months ended March 31, 2007 compared to $17.9 million for the same period in 2006, reflecting a decrease of $0.3 million or 2%. This slight overall decrease in SG&A expenses is primarily the result of a $0.2 million reduction in corporate overhead costs for the three months ended March 31, 2007. SG&A expenses expressed as a percentage of contract revenues decreased to 10.3% for the three months ended March 31, 2007 from 12.3% for the same period in 2006. This overall decrease in SG&A expenses expressed as a percentage of contract revenues is related to our 17% increase in total contract revenues for 2006 and the previously mentioned decrease in Corporate overhead costs.
     Engineering. SG&A expenses were $11.7 million for the three months ended March 31, 2007 compared to $12.8 million for the same period in 2006, reflecting a decrease of $1.1 million or 9%. SG&A expenses expressed as a percentage of revenues decreased to 13.0% for the three months ended March 31, 2007 from 14.8% for the same period in 2006. This decrease related to a reduction of $0.2 million in allocated corporate overhead expenses and $0.9 million related to employee compensation costs, travel expense, and other costs.

     Energy. SG&A expenses were $5.9 million for the three months ended March 31, 2007 compared to $5.0 million for the same period in 2006, reflecting an increase of $0.9 million or 18%. This increase was primarily related to professional fees, insurance expense, and employee compensation costs, while allocated corporate overhead expenses remained unchanged for the three months ended March 31, 2007 compared to the same period in 2006. SG&A expenses expressed as a percentage of revenues decreased to 7.3% for the three months ended March 31, 2007 from 8.5% for the same period in 2006. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the aforementioned 37% increase in revenues.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $0.1 million of expense for the three months ended March 31, 2007 compared to $0.4 million of income for the same period in 2006.
     Interest expense increased to $0.3 million for the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006. Conversely, interest income decreased to $0.1 million for the three months ended March 31, 2007 compared to $0.3 million for the same period in 2006. These changes in interest income and interest expense were primarily due to our net borrowed position under our Unsecured Credit Agreement (“Credit Agreement”) during the entire first quarter of 2007 compared to our net invested position for the majority of the first quarter of 2006. Interest income for the three months ended March 31, 2006 also included $0.1 million of interest related to a favorable claim settlement. Interest expense on unpaid taxes was $0.1 million for both the three months ended March 31, 2007 and 2006.
     Equity income from our unconsolidated joint ventures produced income of $0.3 million for the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006.
     Our “other, net” income/(expense) was $0.1 million of expense for the three months ended March 31, 2007 compared to $0.1 million of income for the same period in 2006. These amounts included currency-related gains and losses and other miscellaneous income and expense.
Income Taxes
     Our provisions for income taxes resulted in an effective tax rate of 47% for both the three months ended March 31, 2007 and 2006. The variance between the U.S. federal statutory rate and our effective rate for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed profit basis.
CONTRACT BACKLOG

	March 31,	December 31,
(In millions)	2007	2006

Engineering	$1,073.1	$1,057.1
Energy	299.1	260.0

Total	$1,372.2	$1,317.1

     Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of our contracts with the federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.
     The first quarter 2007 increase in our Engineering backlog primarily was the result of two new environmental services contracts totaling $24 million and a new transportation contract award totaling $5 million. As of March 31, 2007 and December 31, 2006, $442 million and $467 million of our backlog, respectively, related to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and the amount we will realize of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. In the future, we may be required to reduce the backlog accordingly.
     The increase in our Energy backlog primarily related to expansion, totaling $45 million, on three existing domestic onshore managed service contracts. In the Energy segment, our managed services contracts typically have one to five year terms and up to sixty-day cancellation provisions. Our labor services contracts in the Energy segment typically have one to three year terms and up to thirty-day cancellation provisions. For these managed services and labor contracts, backlog includes our forecast of the next twelve months’ revenues based on existing contract terms and operating conditions. For our managed services contracts, fixed management fees related to the contract term beyond twelve months is not included in backlog. Backlog related to fixed-price contracts within the Energy segment is based on the related contract value. On a periodic basis, backlog is reduced as related revenue is recognized. Oil and gas industry merger, acquisition and divestiture transactions affecting our clients can result in increases and decreases in our Energy segment’s backlog.
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations, our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At March 31, 2007 and December 31, 2006, we had $11.2 million and $13.2 million in cash and cash equivalents, respectively, and $68.7 million in working capital for both periods. Our available capacity under our $60 million Credit Agreement, after consideration of current borrowings and outstanding letters of credit, was approximately $43.2 million (72% availability) and $38.8 million (65% availability) at March 31, 2007 and December 31, 2006, respectively. Our current ratios were 1.46 to 1 and 1.45 to 1 at March 31, 2007 and December 31, 2006, respectively. Working capital was relatively unchanged at March 31, 2007 compared to year-end 2006, despite a decrease in accounts payable that was partially offset by decreases in other assets and cash. Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, for many of our contracts we accumulate costs during a given month and then bill those costs in the following month.

Cash Provided by/Used in Operating Activities
     Cash provided by operating activities was $4.7 million for the three months ended March 31, 2007 and cash used in operating activities was $13.5 million for the three months ended March 31, 2006. The primary reasons for the changes were an increase in net income of $1.3 million and a reduction in our unbilled revenues and billings in excess, net. This unbilled revenue reduction was the result of 35% higher billings during the first quarter of 2007.
     Cash used in operating activities for the three months ended March 31, 2006 resulted from lower net income, a first quarter 2006 federal income tax payment of $2.3 million and a decrease in both segments’ accounts payable balances.
Cash Used in Investing Activities
     Cash used in investing activities was $0.4 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority relating to office and field equipment, computer equipment, software and leasehold improvements. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used in/Provided by Financing Activities
     Cash used in financing activities was $6.3 million for the three months ended March 31, 2007 as compared to cash provided by financing activities of $8.2 million for the three months ended March 31, 2006. The cash used by financing activities for the first quarter of 2007 reflects net repayments of borrowings under our credit facility totaling $4.4 million as compared to net borrowings under our credit facility of $0.6 million that were used to finance short-term working capital needs for the first quarter of 2006. In addition, our book overdrafts decreased $1.6 million for the first quarter of 2007 as compared to an increase of $7.7 million for the first quarter of 2006. Payments on capital lease obligations totaled $0.2 million in both periods and proceeds from the exercise of stock options were negligible in the first quarter of 2006.
Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions. The Credit Agreement provides for a revolving commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $15.0 million. As of March 31, 2007 and December 31, 2006, borrowings outstanding under the Credit Agreement were $6.6 million and $11.0 million, respectively, and the outstanding LOCs for both periods were $10.2 million. The Credit Agreement provides for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio (based on a measure of EBITDA to indebtedness). The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We were in compliance with these financial covenants at March 31, 2007 and we expect to be in compliance with these financial covenants for at least the next year.

Financial Condition & Liquidity
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, to satisfy contractual obligations, to support strategic opportunities that management identifies, to fund capital expenditures, and to make our remaining foreign tax payments. We continue to pursue growth in our core businesses. We consider acquisitions, investments and geographic expansion as components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our segments, and our service offerings within those segments, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term. If we commit to funding future acquisitions, we may need to adjust our Credit Agreement to reflect a longer repayment period on borrowings used for acquisitions. After giving effect to the foregoing, we believe that the combination of our cash and cash equivalents, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the foreseeable future.
Contractual Obligations and Off-Balance Sheet Arrangements
     The only significant change to our contractual obligations related to our normal course borrowings and payments under our Credit Agreement. There were no other material changes in the contractual obligations and off balance sheet arrangements disclosed in our
Form 10-K.
Critical Accounting Estimates
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” As a result of this adoption, the Company has recorded a reserve for uncertain tax positions totaling $1.7 million and reduced its opening retained earnings balance by $0.9 million as of January 1, 2007. Under the previous FASB guidance (Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies”), the Company had recorded related tax reserves totaling $0.8 million as of December 31, 2006.
     In addition, for the three months ended March 31, 2007, the Company reduced its reserve for uncertain tax positions by an immaterial amount and the reserve remained at $1.7 million as of March 31, 2007. Changes in this reserve amount could impact the Company’s effective rate in future periods.
     There were no other material changes in the critical accounting estimates disclosed in our Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 was effective for us as of January 1, 2007. As EITF 06-3 provides only disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements. Our policy with regard to the taxes addressed by this issue is to present such taxes on a net basis in our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is permitted, provided that financial statements have not yet been issued for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt the provisions of SFAS 157 on January 1, 2008 and do not expect any impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We may choose to adopt the provisions of SFAS 159 on January 1, 2008. If adopted, we do not expect this standard to have a material impact on our consolidated financial statements.
     See also FIN 48 discussion included above in the “Critical Accounting Estimates” section.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the exposure to market risk disclosed in our Form 10-K.
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

     We believe that the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
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
     FEMA Housing Inspection Contract. See related discussion included in our Form 10-K. In April 2007, FEMA informed us that we were not reselected for the Housing Inspection Services Contract.
Item 1a. Risk Factors.
     There were no material changes in the risk factors disclosed in our Form 10-K.

Item 6. Exhibits.
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
MICHAEL BAKER CORPORATION

/s/ William P. Mooney William P. Mooney	Dated: May 8, 2007
Executive Vice President and Chief Financial Officer

/s/ Craig O. Stuver Craig O. Stuver	Dated: May 8, 2007
Senior Vice President, Corporate Controller and Treasurer (Chief Accounting Officer)