Form 10-Q
period 2007-06-30
BAKER MICHAEL CORP
filed 2007-08-07
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
          Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 1, 2007:
Common Stock	8,796,233 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Total contract revenues	$192,241	$155,903	$362,948	$301,450

Cost of work performed	160,824	133,230	308,008	258,011

Gross profit	31,417	22,673	54,940	43,439

Selling, general and administrative expenses	17,139	20,148	34,723	38,064

Income from operations	14,278	2,525	20,217	5,375

Other income/(expense):
Equity income from unconsolidated subsidiaries	433	176	740	274
Interest income	89	43	153	360
Interest expense	(44)	(277)	(349)	(314)
Reductions/(expense) related to interest on unpaid taxes, net	15	(141)	(96)	(261)
Other, net	44	405	(55)	521

Income before income taxes	14,815	2,731	20,610	5,955

Provision for income taxes	6,294	1,605	9,019	3,109

Net income	8,521	1,126	11,591	2,846

Other comprehensive income -
Foreign currency translation adjustments, net of tax of $13 for the six months ended June 30, 2006 and $0 for all other periods presented	29	428	124	544

Comprehensive income	$8,550	$1,554	$11,715	$3,390

Basic earnings per share	$0.98	$0.13	$1.33	$0.34
Diluted earnings per share	$0.96	$0.13	$1.31	$0.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	June 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$15,146	$13,182
Receivables, net of allowance of $720 and $767, respectively	100,349	97,815
Unbilled revenues on contracts in progress	97,633	94,548
Prepaid expenses and other	7,529	16,044

Total current assets	220,657	221,589

Property, Plant and Equipment, net	18,809	21,323

Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	379	483
Other long-term assets	5,632	5,636

Total other long-term assets	23,103	23,211

Total assets	$262,569	$266,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$46,206	$54,700
Accrued employee compensation	24,839	26,354
Accrued insurance	13,012	13,809
Billings in excess of revenues on contracts in progress	21,078	17,415
Current deferred tax liability	18,095	18,063
Income taxes payable	8,102	6,068
Other accrued expenses	17,287	16,454

Total current liabilities	148,619	152,863

Long-term Liabilities
Long-term debt	—	11,038
Deferred income tax liability	2,889	3,098
Other long-term liabilities	3,826	4,004

Total liabilities	155,334	171,003

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,282,770 and 9,193,705, respectively	9,283	9,194
Additional paid-in capital	45,938	44,676
Retained earnings	56,810	46,170
Accumulated other comprehensive loss	(35)	(159)
Less - 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	107,235	95,120

Total liabilities and shareholders’ investment	$262,569	$266,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months
	ended June 30,
(In thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$11,591	$2,846
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,969	2,810
Changes in assets and liabilities:
Increase in receivables	(2,533)	(11,830)
Decrease/(increase) in unbilled revenues and billings in excess, net	579	(10,505)
Decrease in other assets, net	8,821	1,036
(Decrease)/increase in accounts payable	(7,218)	1,082
Decrease in accrued expenses	(301)	(2,067)

Total adjustments	2,317	(19,474)

Net cash provided by/(used in) operating activities	13,908	(16,628)

Cash Flows from Investing Activities
Additions to property, plant and equipment, net	(604)	(2,140)
Acquisition of Buck Engineering, PC, net of cash acquired	—	(10,806)

Net cash used in investing activities	(604)	(12,946)

Cash Flows from Financing Activities
(Payments on)/borrowings of long-term debt, net	(11,038)	16,000
(Decrease)/increase in book overdrafts	(986)	2,179
Payments on capital lease obligations	(355)	(236)
Proceeds from exercise of stock options	1,039	65

Net cash (used in)/provided by financing activities	(11,340)	18,008

Net increase/(decrease) in cash and cash equivalents	1,964	(11,566)

Cash and cash equivalents, beginning of period	13,182	19,041

Cash and cash equivalents, end of period	$15,146	$7,475

Supplemental Disclosures of Cash Flow Data
Interest paid	$338	$208
Income taxes paid	$1,422	$4,940

Supplemental Schedule of Non-Cash Investing and Financing Activities
Vehicles and equipment acquired through capital lease obligations	$7	$—
Equipment acquired on credit	$6	$83

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     In these condensed consolidated financial statements, Michael Baker Corporation is referred to as the “Company.” The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2006 (the
“Form 10-K”).
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
2. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income	$8,521	$1,126	$11,591	$2,846

Basic:
Weighted average shares outstanding	8,728	8,498	8,702	8,495
Earnings per share	$0.98	$0.13	$1.33	$0.34

Diluted:
Effect of dilutive securities -
Stock options and restricted shares	131	219	128	230
Weighted average shares outstanding	8,859	8,717	8,830	8,725
Earnings per share	$0.96	$0.13	$1.31	$0.33

     As of June 30, 2007 and 2006, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of our common shares.

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
     The following tables reflect the required disclosures for the Company’s business segments (in millions):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Revenues
Engineering	$98.8	$97.5	$189.0	$184.1
Energy	93.4	58.4	173.9	117.4

Total revenues	$192.2	$155.9	$362.9	$301.5

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Income from operations before Corporate overhead
Engineering	$10.9	$7.9	$20.5	$15.6
Energy	7.8	1.1	10.2	2.6

Total segment income from operations before Corporate overhead	18.7	9.0	30.7	18.2

Less: Corporate overhead
Engineering	(3.3)	(4.7)	(7.3)	(8.9)
Energy	(1.2)	(1.8)	(2.7)	(3.3)

Total Corporate overhead	(4.5)	(6.5)	(10.0)	(12.2)

Total income from operations
Engineering	7.6	3.2	13.2	6.7
Energy	6.6	(0.7)	7.5	(0.7)
Other Corporate income/(expense)	0.1	—	(0.5)	(0.6)

Total income from operations	$14.3	$2.5	$20.2	$5.4

	June 30,	December 31,
	2007	2006

Equity investments in unconsolidated subsidiaries:
Engineering	$0.8	$0.8
Energy	1.6	1.4

Total	$2.4	$2.2

	June 30,	December 31,
	2007	2006

Segment assets:
Engineering	$134.1	$133.2
Energy	119.7	114.8

Subtotal — segments	253.8	248.0
Other Corporate assets	8.8	18.1

Total	$262.6	$266.1

     The Company has determined that interest expense, interest income, and intersegment revenues, by segment, are immaterial for further disclosure in these condensed consolidated financial statements.

4. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” As a result of this adoption, the Company recorded a reserve for uncertain tax positions totaling approximately $1.7 million and reduced its opening retained earnings balance by $0.9 million as of January 1, 2007. Under the previous FASB guidance (Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies”), the Company had recorded related tax reserves totaling $0.8 million as of December 31, 2006.
     For the six months ended June 30, 2007, the Company reduced its reserve for uncertain tax positions by an insignificant amount and the reserve remained at approximately $1.7 million as of June 30, 2007. Changes in this reserve amount could impact the Company’s effective tax rate in future periods.
     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of June 30, 2007, the Company’s reserves for uncertain tax positions included $0.3 million related to accrued interest and penalties.
     The Company accounts for income taxes under the asset and liability method pursuant to SFAS 109, “Accounting for Income Taxes.” The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. In certain foreign jurisdictions, the Company’s subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other foreign jurisdictions or situations, the Company’s subsidiaries are subject to income taxes based on taxable income. In certain of these situations, the Company’s estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized. Certain foreign subsidiaries do not have earnings and profits for United States (“U.S.”) tax purposes; therefore, losses from these subsidiaries do not generate a tax benefit in the calculation of the Company’s consolidated income tax provision. If these foreign subsidiaries had positive earnings and profits for U.S. tax purposes, these foreign losses would reduce both the deferred tax liability that was set up on the future remittance back to the U.S. and the Company’s effective income tax rate. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of the Company’s inability to generate sufficient taxable income in certain foreign jurisdictions.
     As a result of the foregoing, depending upon foreign revenues and relative profitability, the Company may report very high effective income tax rates. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause the Company’s consolidated effective income tax rate to fluctuate significantly.
     The Company’s full-year forecasted effective income tax rate was 44% and 50% at June 30, 2007 and 2006, respectively. The difference between the full-year 2006 forecasted effective income tax rate of 50% as of June 30, 2006 and the amount shown in the accompanying consolidating statement of income for the six months ended June 30, 2006 is due to the unfavorable settlement of a state income tax audit.

     As a comparison, the Company’s actual 2006 effective income tax rate was 43%. The slightly higher full-year forecasted effective income tax rate for 2007 as compared to the actual income tax rate for 2006 is due to a benefit realized in 2006 from a U.S. income tax refund, as partially offset by the effect of higher domestic full-year forecasted income before taxes for 2007.
     The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rates for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed profit basis.
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
5. COMMITMENTS & CONTINGENCIES
Commitments
     At June 30, 2007, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at June 30, 2007 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$10.0
Other	0.2
Performance and payment bonds*	$7.7

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of June 30, 2007, the majority of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the Company’s insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by an insurance carrier. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carrier in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at June 30, 2007. In addition, the Company believes that its bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

Contingencies
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $7.6 million and $9.2 million at June 30, 2007 and December 31, 2006, respectively, may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Reductions for the six months ended June 30, 2007 were attributable to the settlement of certain taxes and tax-related penalties and interest. Actual payments could differ from amounts recorded at June 30, 2007 and December 31, 2006 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
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
     Self-Insurance. Insurance coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The Company requires its insurers to meet certain minimum financial ratings at the time the coverages are placed; however, insurance recoveries remain subject to the risk that the insurer will be financially able to pay the claims as they arise. The Company is insured with respect to its workers’ compensation and general liability exposures subject to certain deductibles or self-insured retentions. Loss provisions for these exposures are recorded based upon the Company’s estimates of the total liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry.
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

     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of June 30, 2007 and December 31, 2006.
6. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions. The Credit Agreement provides for a commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $15.0 million). As of June 30, 2007, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $10.2 million. As of December 31, 2006, borrowings outstanding under the Credit Agreement were $11.0 million and outstanding LOCs were $10.2 million. Under the Credit Agreement, the Company pays bank commitment fees of 3/8% per year based on the unused portion of the commitment. The weighted-average interest rate on the Company’s borrowings was 7.57% and 7.68% for the six months ended June 30, 2007 and 2006, respectively.
     The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement also requires the Company to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. In addition, the Company’s Credit Agreement with its banks places certain limitations on dividend payments. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.
     We are currently in the process of negotiating an extension of the Credit Agreement beyond September 2008.
7. STOCK-BASED COMPENSATION
     As of June 30, 2007, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans. During the second quarter of 2007, the Company issued 10,500 restricted shares and granted 14,000 options. The Company recognized total stock based compensation expense of $313,000 and $72,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, all outstanding options were fully vested under both plans. There were 154,528 and 221,093 exercisable options under both plans as of June 30, 2007 and December 31, 2006, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2006	235,093	$13.43	$2,166,673	4.5
Options granted	14,000	$26.86
Options exercised	(78,565)	$13.23
Options forfeited or expired	(2,000)	$6.84

Balance at June 30, 2007	168,528	$14.72	$3,779,724	5.0

     The Company had 2,000 stock options that expired during the six months ended June 30, 2007. As of June 30, 2007, no shares of the Company’s Common Stock remained available for future grant under the expired Plan, while 189,500 shares were available for future grant under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of June 30, 2007:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 - $9.53	32,285	3.4	$8.28	32,285	$8.28
$10.025 - $15.625	92,243	3.8	13.35	92,243	13.35
$20.16 - $26.86	44,000	8.6	22.33	30,000	20.22

Total	168,528	5.0	$14.72	154,528	$13.62

*	Average life remaining in years.
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

8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,470 and $2,366, respectively	379	483

Goodwill and other intangible assets, net	$17,471	$17,575

     There was no change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2007.
     Under SFAS 142, the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual evaluation of the carrying value of its goodwill during the second quarter of 2007. As a result of such evaluation, no impairment charge was required.
     As of June 30, 2007, the Company’s remaining other intangible assets balance includes the value of Buck’s contract backlog at the time of the Company’s 2006 acquisition of Buck (totaling $849,000 with accumulated amortization of $470,000 as of June 30, 2007). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $104,000 and $228,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated future amortization expense for other intangible assets as of June 30, 2007 is as follows (in thousands):

Six months ending December 31, 2007	$104
Fiscal year 2008	113
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Thereafter	2

Total	$379

9. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued Emerging Issues Task Force Issue No. (“EITF”) 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 was effective for the Company as of January 1, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The Company’s policy with regard to the taxes addressed by this issue is to present such taxes on a net basis in the Company’s consolidated financial statements.
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
     See also FIN 48 discussion included in the “Income Taxes” note.

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
Engineering
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects for the year ended December 31, 2006 and for the first half of 2007, and we expect this activity to grow for the remainder of 2007 and in 2008. Significant Engineering contracts awarded during the first half of 2007 and early in the third quarter of 2007 are as follows:
•	A five-year, $45 million Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract with the U.S. Army Corps of Engineers, Ft. Worth District, to provide architectural and engineering design services nationwide in support of the Department of Homeland Security’s efforts to secure U.S. borders.

•	A four-year, $24 million Environmental Services Cooperative Agreement with the U.S. Department of the Army by a team of organizations to perform a conservation conveyance. Services to be provided by us are valued at $15 million under this contract.

•	A $9.8 million contract with the Pennsylvania Department of Transportation to provide construction management support and construction inspection services for administering an estimated $130 million reconstruction or replacement of portions of U.S. Route 15 and Interstate 81 in Cumberland County, Pennsylvania.

•	A five-year, $10.0 million IDIQ contract with the Naval Facilities Engineering Command — Atlantic to provide architectural and engineering services for environmental compliance engineering support.

•	A 10-year, $50 million IDIQ contract with U.S. Department of Homeland Security and agencies within DHS, primarily the United States Coast Guard, to provide architectural and engineering services for government owned or leased domestic properties.

•	A contract with the Kentucky Transportation Cabinet to conduct a bridge study for two new bridges over Kentucky Lake and Lake Barkley. This study, valued at $2.9 million, will take approximately one year to complete and represents the first phase of a multi-year project.

•	A 15-month, multi-million-dollar centralized leak detection and environmental services program support contract for the Defense Energy Support Center (“DESC”), through the Air Force Center for Environmental Excellence. Primarily, we will be providing environmental support services for receipt, storage, transfer, and delivery of fuel and fueling systems under DESC’s newly established centralized leak detection program.
     In addition, during the second quarter of 2007, we announced an extension of the Consolidated Multiple Award Schedule with the General Services Administration, through January 2012, to provide Professional Engineering Services, Environmental Services, Information Technology Services, Mission Oriented Business Integrated Services, and Facilities Management and Maintenance Services throughout the continental United States. We have generated more than $68 million in revenues during the initial, five-year Consolidated Schedule Contract period.
     In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program, (“FEMA Map Program”) for flood hazard mitigation across the U.S. and its territories. Approximately $415 million of this contract value was included in our backlog as of June 30, 2007.
Energy
     During 2007, we continued to increase our onshore and offshore managed services business. For example, early in the third quarter of 2007, we announced the award of a $3.2 million contract with Cabinda Gulf Oil Company, a subsidiary of Chevron Corporation, for the provision of operations and maintenance services, training manuals and virtual plant modeling for the deepwater Tombua-Landana project, located 50 miles offshore of Angola. In addition, the Energy segment continues to realize significant growth from the following previously awarded managed services contracts:
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
Executive Overview
     Our total contract revenues were $362.9 million for the six months ended June 30, 2007, a 20% increase over the $301.5 million reported for the same period in 2006. This increase was driven by a period-over-period growth of 48% in our Energy segment, which benefited from the three managed services contracts mentioned above. The 3% revenue growth in our Engineering segment primarily related to the recognition of certain project incentive awards during this period, as well as the full period effect of our acquisition of Buck Engineering, P.C. (“Buck”), which was acquired in April 2006.
     Our earnings per diluted common share were $1.31 for the six months ended June 30, 2007, compared to $0.33 per diluted common share reported for same period in 2006. Income from operations for the six months ended June 30, 2007 was $13.2 million in our Engineering segment, which improved from $6.7 million for the same period in 2006. Income from operations for the six months ended June 30, 2007 was $7.5 million in our Energy segment, which improved from an operating loss of $0.7 million for the same period in 2006. These results were driven by significant revenue growth in our Energy segment, the favorable impact of project incentive awards, and a reduction in our selling, general and administrative (“SG&A”) expenses during the six months ended June 30, 2007.
Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three and six months ended June 30, 2007 and 2006. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

	For the three months				For the six months
	ended June 30,				ended June 30,
	2007		2006		2007		2006

	(dollars in millions)
Revenues		(1)		(1)		(1)		(1)
Engineering	$98.8	51%	$97.5	63%	$189.0	52%	$184.1	61%
Energy	93.4	49%	58.4	37%	173.9	48%	117.4	39%

Total revenues	$192.2	100%	$155.9	100%	$362.9	100%	$301.5	100%

(1)	Reflects percentage of total company revenues.

	For the three months				For the six months
	ended June 30,				ended June 30,
	2007		2006		2007		2006

	(dollars in millions)
Income from operations before Corporate overhead		(2)		(2)		(2)		(2)
Engineering	$10.9	11.0%	$7.9	8.1%	$20.5	10.8%	$15.6	8.5%
Energy	7.8	8.4%	1.1	1.9%	10.2	5.9%	2.6	2.2%

Total segment income from operations before Corporate overhead	18.7	9.7%	9.0	5.8%	30.7	8.5%	18.2	6.0%

Less: Corporate overhead
Engineering	(3.3)	-3.3%	(4.7)	-4.8%	(7.3)	-3.9%	(8.9)	-4.8%
Energy	(1.2)	-1.3%	(1.8)	-3.1%	(2.7)	-1.6%	(3.3)	-2.8%

Total Corporate overhead	(4.5)	-2.3%	(6.5)	-4.2%	(10.0)	-2.8%	(12.2)	-4.0%

Total income from operations
Engineering	7.6	7.7%	3.2	3.3%	13.2	7.0%	6.7	3.6%
Energy	6.6	7.1%	(0.7)	-1.2%	7.5	4.3%	(0.7)	-0.6%
Other Corporate income/(expense)	0.1		—		(0.5)		(0.6)

Total income from operations	$14.3	7.4%	$2.5	1.6%	$20.2	5.6%	$5.4	1.8%

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
Comparison of the Three Months Ended June 30, 2007 and 2006
Total Contract Revenues
     Our total contract revenues were $192.2 million for the three months ended June 30, 2007 compared to $155.9 million for the same period in 2006, reflecting an increase of $36.3 million or 23%. The main driver behind this increase relates to a 60% quarter-over-quarter growth in our Energy segment due primarily to the impact of our previously mentioned managed service contracts and $0.9 million of project incentive awards recognized during the quarter. In addition, our Engineering segment recognized an increase of $3.3 million in project incentive awards for the quarter ended June 30, 2007 as compared to the corresponding period in 2006.
     Engineering. Revenues were $98.8 million for the three months ended June 30, 2007 compared to $97.5 million for the same period in 2006, reflecting an increase of $1.3 million or 1%. The following table presents Engineering revenues by client type:

	For the three months ended June 30,
Revenues by client type	2007		2006
	(dollars in millions)
Federal government	$48.3	49%	$44.6	46%
State and local government	38.3	39%	38.2	39%
Domestic private industry	12.2	12%	14.7	15%

Total Engineering revenues	$98.8	100%	$97.5	100%

     The increase in our Engineering segment’s revenues for the three months ended June 30, 2007 was generated primarily by project incentive awards of $4.0 million recognized during the period. Total revenues from FEMA were $26 million and $25 million for the three months ended June 30, 2007 and 2006, respectively. As a result of achieving certain performance levels on the FEMA Map Program, we recognized revenues associated with project incentive awards totaling $1.5 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively. The increased project incentive awards for the second quarter of 2007 represent a combination of the availability of a larger project incentive award pool as compared to the second quarter of 2006 and the achievement of higher performance levels on the tasks completed, which resulted in our recognition of a higher percentage of the available project incentive award pool in the second quarter of 2007. Other significant revenues associated with project incentive awards for the second quarter 2007 included the recognition of $2.0 million for a design/build highway reconstruction project and a total of $0.5 million on two other federal government contracts.
     Energy. Revenues were $93.4 million for the three months ended June 30, 2007 compared to $58.4 million for the same period in 2006, reflecting an increase of $35.0 million or 60%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended June 30,
Revenues by market	2007		2006
	(dollars in millions)
Domestic	$79.9	86%	$42.4	73%
Foreign	13.5	14%	16.0	27%

Total Energy revenues	$93.4	100%	$58.4	100%

     The increase in Energy’s revenues for the three months ended June 30, 2007 was the direct result of the aforementioned onshore managed services contracts with Escambia and Brooks Range Petroleum Corporation that were awarded during 2006 with services fully commencing during the second half of 2006. In addition, the expansion of existing contracts for our coalbed methane operations in the Powder River Basin contributed to this increase. Additionally, an annual project incentive award for one of our managed services contracts of $0.9 million was recognized during the second quarter 2007, while the corresponding annual project incentive award of $0.8 million under this contract was recognized in the first quarter of 2006. Partially offsetting the increase in revenues associated with these new contracts was a reduction in revenues for projects in Nigeria and Venezuela as compared to the second quarter of 2006.
Gross Profit
     Our gross profit was $31.4 million for the three months ended June 30, 2007 compared to $22.7 million for the same period in 2006, reflecting an increase of $8.7 million or 39%. Gross profit expressed as a percentage of contract revenues increased to 16.3% for the three months ended June 30, 2007 compared to 14.5% for the same period in 2006. The primary driver for these increases was the recognition of $4.9 million in project incentive awards during the quarter ended June 30, 2007, which represents an increase of $4.2 million from the quarter ended June 30, 2006. Direct labor and subcontractor costs are major components of our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of contract revenues were 26.2% for the three months ended June 30, 2007 compared to 31.3% for the same period in 2006, while subcontractor costs expressed as a percentage of revenues were 29.6% and 21.3% for the three months ended June 30, 2007 and 2006, respectively. In the

Energy segment, we used more subcontractors during 2007 in connection with a major scheduled annual maintenance program on a project and to drill exploratory wells for our customers on certain managed services contracts. An overall decrease in general liability insurance expense of $0.9 million and the absence of legal fees totaling $0.5 million related to a 2006 bid protest, as partially offset by an increase in self-insured medical costs of $0.9 million primarily related to higher claims activity, also contributed to the increase in our gross profit expressed as a percentage of revenues for the second quarter of 2007.
     Engineering. Gross profit was $20.2 million for the three months ended June 30, 2007 compared to $17.1 million for the same period in 2006, reflecting an increase of $3.1 million or 18%. Engineering’s gross profit expressed as a percentage of revenues increased to 20.5% for the three months ended June 30, 2007 from 17.6% for the same period in 2006. The increase in gross profit expressed as a percentage of revenues is primarily attributable to the aforementioned project incentive awards of $4.0 million recognized during the second quarter of 2007 as compared to $0.7 million of project incentive awards recognized during the second quarter of 2006.
     Energy. Gross profit was $11.0 million for the three months ended June 30, 2007 compared to $5.6 million for the same period in 2006, reflecting an increase of $5.4 million or 98%. Gross profit expressed as a percentage of contract revenues increased to 11.8% for the three months ended June 30, 2007 from 9.5% for the same period in 2006. Gross profit expressed as a percentage of revenues was favorably impacted by the previously mentioned 60% increase in revenues, the timing of the recognition of an annual project incentive award related to one of our managed services contracts, and decreases in general liability insurance expense and domestic sales tax expense of $0.9 million and $0.4 million, respectively. The favorable impact was partially offset by an increase in self-insured medical costs of $0.7 million primarily related to higher claims activity during the second quarter of 2007.
Selling, General and Administrative Expenses
     Our SG&A expenses were $17.1 million for the three months ended June 30, 2007 compared to $20.1 million for the same period in 2006, reflecting a decrease of $3.0 million or 15%. This overall decrease in SG&A expenses is primarily the result of a $2.0 million reduction in corporate overhead costs, the majority of which related to a reduction in nonrecurring professional fees, for the three months ended June 30, 2007. SG&A expenses expressed as a percentage of contract revenues decreased to 8.9% for the three months ended June 30, 2007 from 12.9% for the same period in 2006. This overall decrease in SG&A expenses expressed as a percentage of contract revenues is related to our 23% increase in total contract revenues as compared to 2006 and the previously mentioned decrease in Corporate overhead costs.
     Engineering. SG&A expenses were $12.7 million for the three months ended June 30, 2007 compared to $14.0 million for the same period in 2006, reflecting a decrease of $1.3 million or 9%. SG&A expenses expressed as a percentage of revenues decreased to 12.8% for the three months ended June 30, 2007 from 14.3% for the same period in 2006. This decrease primarily related to a reduction of $1.4 million in allocated Corporate overhead expenses.
     Energy. SG&A expenses were $4.4 million for the three months ended June 30, 2007 compared to $6.3 million for the same period in 2006, reflecting a decrease of $1.9 million or 30%. SG&A expenses expressed as a percentage of revenues decreased to 4.7% for the three months ended June 30, 2007 from 10.7% for the same period in 2006. These decreases were primarily related to the combination of Energy’s 60% increases in revenues and a reduction in allocated Corporate overhead expenses of $0.6 million coupled with decreases in Energy’s insurance expense and certain non-recurring professional fees.

Other Income/(Expense)
     The other income and expense categories discussed below totaled $0.5 million of income for the three months ended June 30, 2007 compared to $0.2 million of income for the same period in 2006.
     Interest expense decreased to less than $0.1 million for the three months ended June 30, 2007 compared to $0.3 million for the same period in 2006. Interest income was less than $0.1 million for both the three months ended June 30, 2007 and 2006. The change in interest expense was primarily due to our net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during the majority of the second quarter of 2007 compared to our net borrowed position for the majority of the second quarter of 2006. Interest expense on unpaid taxes was negligible for the three months ended June 30, 2007 compared to $0.1 million for the same period in 2006.
     Equity income from our unconsolidated joint ventures produced income of $0.4 million for the three months ended June 30, 2007 compared to $0.2 million for the same period in 2006. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our “other, net” income/(expense) was less than $0.1 million of income for the three months ended June 30, 2007 compared to $0.4 million of income for the same period in 2006. These amounts primarily included currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 42% and 59% for the three months ended June 30, 2007 and 2006, respectively. These rates reflect the change needed to adjust from the full-year forecasted 2007 and 2006 effective income tax rates as of March 31, 2007 and 2006 to the full-year forecasted effective income tax rates as of June 30, 2007 and 2006, respectively. (See discussion under the heading “Income Taxes” in the section entitled “Comparison of the Six Months Ended June 30, 2007 and 2006”.)
Comparison of the Six Months Ended June 30, 2007 and 2006
Total Contract Revenues
     Our total contract revenues were $362.9 million for the six months ended June 30, 2007 compared to $301.5 million for the same period in 2006, reflecting an increase of $61.4 million or 20%. The main driver behind this increase relates to 48% period-over-period revenue growth in our Energy segment due primarily to the increases associated with our previously mentioned managed service contracts and a period-over-period increase in project incentive awards of $3.6 million in our Engineering segment.
     Engineering. Revenues were $189.0 million for the six months ended June 30, 2007 compared to $184.1 million for the same period in 2006, reflecting an increase of $4.9 million or 3%. The following table presents Engineering revenues by client type:

	For the six months ended June 30,
Revenues by client type	2007		2006
	(dollars in millions)
Federal government	$90.5	48%	$84.8	46%
State and local government	75.4	40%	72.8	40%
Domestic private industry	23.1	12%	26.5	14%

Total Engineering revenues	$189.0	100%	$184.1	100%

     The increase in our Engineering segment’s revenues for the six months ended June 30, 2007 was generated primarily by project incentive awards of $5.0 million recognized during the period and the full period effect of our acquisition of Buck, which was acquired in April 2006. Total revenues from FEMA were $52 million and $50 million for the six months ended June 30, 2007 and 2006, respectively. As a result of achieving certain performance levels on the FEMA Map Program, we recognized revenues associated with project incentive awards totaling $2.5 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. The increased project incentive awards for the first half of 2007 represent a combination of the availability of a larger project incentive award pool as compared to the first half of 2006 and the achievement of higher performance levels on the tasks completed, which resulted in our recognition of a higher percentage of the available project incentive award pool in the first half of 2007. Other significant revenues associated with project incentive awards for the first half of 2007 included the recognition of $2.0 million for a design/build highway reconstruction project and a total of $0.5 million on two other federal government contracts.
     Energy. Revenues were $173.9 million for the six months ended June 30, 2007 compared to $117.4 million for the same period in 2006, reflecting an increase of $56.5 million or 48%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the six months ended June 30,
Revenues by market	2007		2006
	(dollars in millions)
Domestic	$145.9	84%	$81.1	69%
Foreign	28.0	16%	36.3	31%

Total Energy revenues	$173.9	100%	$117.4	100%

     The increase in Energy’s revenues for the six months ended June 30, 2007 was the direct result of the aforementioned onshore managed services contracts with Escambia and Brooks Range Petroleum Corporation that were awarded during 2006 with services fully commencing during the second half of 2006. In addition, the expansion of existing contracts for our coalbed methane operations in the Powder River Basin contributed to this increase. Partially offsetting the increase in revenues associated with these new contracts was a reduction in revenues for projects in Nigeria and Venezuela as compared to the first half of 2006.

Gross Profit
     Our gross profit was $54.9 million for the six months ended June 30, 2007 compared to $43.4 million for the same period in 2006, reflecting an increase of $11.5 million or 26%. Gross profit expressed as a percentage of contract revenues increased to 15.1% for the six months ended June 30, 2007 compared to 14.4% for the same period in 2006. The primary driver for these increases was the recognition of $5.9 million in project incentive awards during the six months ended June 30, 2007, which represents an increase of $3.7 million from the six months ended June 30, 2006. Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of contract revenues were 27.8% for the six months ended June 30, 2007 compared to 32.3% for the same period in 2006, while subcontractor costs expressed as a percentage of revenues were 27.2% and 19.9% for the six months ended June 30, 2007 and 2006, respectively. In the Energy segment, we used more subcontractors during 2007 in connection with a major scheduled annual maintenance program on a project and to drill exploratory wells for our customers on certain managed services contracts. The absence of legal fees in 2007 related to an Engineering segment bid protest which resulted in legal fees totaling $0.5 million in the first six months of 2006 also contributed to the 2007 increase in our gross profit expressed as a percentage of revenues. This increase in our gross profit expressed as a percentage of revenues was partially offset by an increase in self-insured medical costs of $2.0 million, primarily related to higher claims activity.
     Engineering. Gross profit was $37.5 million for the six months ended June 30, 2007 compared to $33.5 million for the same period in 2006, reflecting an increase of $4.0 million or 12%. Engineering’s gross profit expressed as a percentage of revenues increased to 19.9% for the six months ended June 30, 2007 from 18.2% for the same period in 2006. The increase in gross profit expressed as a percentage of revenues is primarily attributable to the aforementioned project incentive awards totaling $5.0 million recognized during the first half of 2007.
     Energy. Gross profit was $17.8 million for the six months ended June 30, 2007 compared to $10.5 million for the same period in 2006, reflecting an increase of $7.3 million or 69%. Gross profit expressed as a percentage of contract revenues was 10.2% for the six months ended June 30, 2007 compared to 9.0% for the same period in 2006. Gross profit expressed as a percentage of revenues was favorably impacted by the previously mentioned 48% increase in revenues and a reduction in domestic sales tax expense of $0.8 million, as partially offset by increases in self-insured medical costs of $1.4 million (primarily related to higher claims activity), general liability insurance expense of $0.6 million, and workers’ compensation expense of $0.5 million.
Selling, General and Administrative Expenses
     Our SG&A expenses were $34.7 million for the six months ended June 30, 2007 compared to $38.1 million for the same period in 2006, reflecting a decrease of $3.4 million or 9%. This overall decrease in SG&A expenses is primarily the result of a $2.2 million reduction in corporate overhead costs, the majority of which related to a reduction in nonrecurring professional fees, for the six months ended June 30, 2007. SG&A expenses expressed as a percentage of contract revenues decreased to 9.6% for the six months ended June 30, 2007 from 12.6% for the same period in 2006. This overall decrease in SG&A expenses expressed as a percentage of contract revenues is related to our 20% increase in total contract revenues as compared to 2006 and the previously mentioned decrease in Corporate overhead costs.

     Engineering. SG&A expenses were $24.4 million for the six months ended June 30, 2007 compared to $26.8 million for the same period in 2006, reflecting a decrease of $2.4 million or 9%. SG&A expenses expressed as a percentage of revenues decreased to 12.9% for the six months ended June 30, 2007 from 14.6% for the same period in 2006. This decrease primarily related to a reduction of $1.6 million in allocated Corporate overhead expenses.
     Energy. SG&A expenses were $10.3 million for the six months ended June 30, 2007 compared to $11.2 million for the same period in 2006, reflecting a decrease of $0.9 million or 9%. This decrease was primarily related to a reduction of $0.6 million in allocated corporate overhead expenses and in nonrecurring professional fees. SG&A expenses expressed as a percentage of revenues decreased to 5.9% for the six months ended June 30, 2007 from 9.6% for the same period in 2006. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the aforementioned 48% increase in revenues coupled with the reduction in allocated Corporate overhead.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $0.4 million of income for the six months ended June 30, 2007 compared to $0.6 million of income for the same period in 2006.
     Interest expense was $0.3 million for both the six months ended June 30, 2007 and 2006. Interest income decreased to $0.2 million for the six months ended June 30, 2007 compared to $0.4 million for the same period in 2006. Interest income for the six months ended June 30, 2006 included $0.1 million of interest related to a favorable claim settlement. Interest expense on unpaid taxes was $0.1 million for the six months ended June 30, 2007 compared to $0.3 million for the same period in 2006.
     Equity income from our unconsolidated joint ventures produced income of $0.7 million for the six months ended June 30, 2007 compared to $0.3 million for the same period in 2006. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our “other, net” income/(expense) was $0.1 million of expense for the six months ended June 30, 2007 compared to $0.5 million of income for the same period in 2006. These amounts primarily included currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted from full-year forecasted effective income tax rates of 44% and 50% as of June 30, 2007 and 2006, respectively. The difference between the full-year 2006 forecasted effective income tax rate of 50% at June 30, 2006 and the amount shown in the accompanying consolidated statement of income for the six months ended June 30, 2006 is due to the unfavorable settlement of a state income tax audit. The decrease in our full-year 2007 forecasted effective income tax rate as of June 30, 2007 was the direct result of higher forecasted domestic taxable income in 2007.
     The variance between the U.S. federal statutory rate of 35% and our full-year forecasted effective income tax rates for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed profit basis.

Contract Backlog

	June 30,	December 31,
(In millions)	2007	2006

Engineering	$1,103.3	$1,057.1
Energy	277.3	238.6

Total	$1,380.6	$1,295.7

     Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of our contracts with the federal government and other clients may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.
     The increase in Engineering’s backlog for the six months ended June 30, 2007 resulted from new work orders being performed by our unconsolidated engineering joint venture operating in Iraq totaling $18 million. In addition, two new environmental services contracts totaling $24 million and a new transportation contract award totaling $5 million were added to backlog in the first quarter of 2007. As of June 30, 2007 and December 31, 2006, $415 million and $467 million of our backlog, respectively, related to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and the amount we will realize of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. In the future, we may be required to reduce the backlog accordingly.
     The increase in Energy’s backlog for the six months ended June 30, 2007 primarily related to the expansion of three existing domestic onshore managed service contracts totaling $45 million that occurred during the first quarter of 2007. In the Energy segment, our managed services contracts typically have one to five year terms and up to sixty-day cancellation provisions. Our labor services contracts in the Energy segment typically have one to three year terms and up to thirty-day cancellation provisions. For these managed services and labor contracts, backlog includes our forecast of the next twelve months’ revenues based on existing contract terms and operating conditions. For our managed services contracts, fixed management fees related to the contract term beyond twelve months are not included in backlog. Backlog related to fixed-price contracts within the Energy segment is based on the related contract value. On a periodic basis, backlog is reduced as related revenue is recognized. Oil and gas industry merger, acquisition and divestiture transactions affecting our clients can result in increases and decreases in our Energy segment’s backlog.
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations, our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At June 30, 2007 and December 31, 2006, we had $15.1 million and $13.2 million in cash and cash equivalents, respectively, and $72.0 million and $68.7 million in working capital, respectively. Our available capacity under our $60 million Credit Agreement, after consideration of current borrowings and outstanding letters of credit, was approximately $49.8 million (83% availability) and $38.8 million (65% availability) at June 30, 2007 and December 31, 2006, respectively. Our current ratios were 1.48 to 1 and 1.45 to 1 at June 30, 2007 and December 31, 2006, respectively. Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts.
Cash Provided by/Used in Operating Activities
     Cash provided by operating activities was $13.9 million for the six months ended June 30, 2007 and cash used in operating activities was $16.6 million for the six months ended June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2007 was driven by the aforementioned increase in revenues and a resulting increase in net income of $8.7 million. In addition, our total days sales outstanding in receivables and net unbilled revenues decreased to 82 days at June 30, 2007 from 87 days at year-end 2006, primarily as a result of higher billings and improved collections in the Energy segment. Cash provided by operating activities was also favorably impacted by a reduction in other assets, partially offset by a decrease in accounts payable. Cash used in operating activities for the six months ended June 30, 2006 resulted from lower net income, a federal income tax payment of $2.3 million and an increase in our Energy segments unbilled revenues and an increase in both segments’ accounts receivable balances.
Cash Used in Investing Activities
     Cash used in investing activities was $0.6 million and $12.9 million for the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities for 2006 primarily reflects the net cash paid for the acquisition of Buck totaling $11.2 million. Except for the acquisition of Buck in 2006, our cash used in investing activities for both years’ six-month periods related entirely to capital expenditures, with the majority relating to office and field equipment, computer equipment, software and leasehold improvements. We also acquire various assets through operating leases, which reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used in/Provided by Financing Activities
     Cash used in financing activities was $11.3 million for the six months ended June 30, 2007 as compared to cash provided by financing activities of $18.0 million for the six months ended June 30, 2006. The cash used by financing activities for the first half of 2007 reflects net repayments of borrowings totaling $11.0 million under our credit facility as compared to net borrowings totaling $16.0 million under our credit facility, for which the related proceeds were used to finance short-term working capital needs as well as to provide capital for the Buck acquisition during the first half of 2006. In addition, our book overdrafts decreased $1.0 million for the first half of 2007 as compared to an increase of $2.2 million for the first quarter of 2006. Payments on capital lease obligations totaled $0.4 million in first half of 2007 as compared to $0.2 million for the same period in 2006. Proceeds from the exercise of stock options were $1.0 million in first half of 2007 and negligible for the same period in 2006.
Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions. The Credit Agreement provides for a revolving commitment of $60 million through September 17, 2008. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $15.0 million. As of June 30, 2007, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $10.2 million. As of December 31, 2006, borrowings outstanding under the Credit Agreement were $11.0 million and the outstanding LOCs were $10.2 million. The Credit Agreement provides for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio (based on a measure of indebtedness to EBITDA). The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We were in compliance with these financial covenants at June 30, 2007, and we expect to be in compliance with these financial covenants for at least the next year. We are currently in the process of negotiating an extension of the Credit Agreement beyond September 2008.
Financial Condition & Liquidity
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, to satisfy contractual obligations, to support strategic opportunities that management identifies, to fund capital expenditures, and to make our foreign tax payments. We continue to pursue growth in our core businesses. We consider acquisitions, investments and geographic expansion as components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our segments, and our service offerings within those segments, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
     As part of our evaluation of strategic alternatives, we have engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007.
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
Contractual Obligations and Off-Balance Sheet Arrangements
     The only significant change to our contractual obligations related to our normal course borrowings and payments under our Credit Agreement. There were no other material changes in the contractual obligations and off-balance sheet arrangements disclosed in our
Form 10-K.
Critical Accounting Estimates
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” As a result of this adoption, the Company recorded a reserve for uncertain tax positions totaling approximately $1.7 million and reduced its opening retained earnings balance by $0.9 million as of January 1, 2007. Under the previous FASB guidance (Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies”), the Company had recorded related tax reserves totaling $0.8 million as of December 31, 2006.

     For the six months ended June 30, 2007, the Company reduced its reserve for uncertain tax positions by an immaterial amount and the reserve remained at approximately $1.7 million as of June 30, 2007. Changes in this reserve amount could impact the Company’s effective rate in future periods.
     There were no other material changes in the critical accounting estimates disclosed in our Form 10-K.
Recent Accounting Pronouncements
     In June 2006, the FASB issued EITF 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” EITF 06-3 provides guidance on disclosing the accounting policy for the income statement presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis. In addition, EITF 06-3 requires disclosure of any such taxes that are reported on a gross basis as well as the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. EITF 06-3 was effective for us as of January 1, 2007. As EITF 06-3 provides only disclosure requirements, the adoption of this standard did not have a material impact on our consolidated financial statements. Our policy with regard to the taxes addressed by this issue is to present such taxes on a net basis in our consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt the provisions of SFAS 157 on January 1, 2008, and do not expect any impact on our consolidated financial statements.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1a. Risk Factors.
     There were no material changes in the risk factors disclosed in our Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of shareholders was held on April 19, 2007.

(b)	Each nominee to the board of directors, as listed in Item 4(c) below, was elected. There was no solicitation in opposition to management’s nominees.

(c)	Our shareholders elected each of our directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of our Common Stock in approving the following directors were:

Name of Director	Votes for	Votes withheld

Robert N. Bontempo	6,436,316	1,859,100
Nicholas P. Constantakis	6,636,425	1,658,991
William J. Copeland	6,231,439	2,063,977
Robert H. Foglesong	7,091,735	1,203,681
Roy V. Gavert, Jr.	6,343,538	1,951,878
John E. Murray, Jr.	6,681,398	1,614,018
Pamela S. Pierce	7,089,224	1,206,192
Richard L. Shaw	6,758,944	1,536,472

Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1	Retention Agreement between Michael Baker Corporation and John D. Whiteford, dated June 12, 2007, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ William P. Mooney William P. Mooney	Dated: August 7, 2007
Executive Vice President and
Chief Financial Officer

/s/ Craig O. Stuver Craig O. Stuver Senior Vice President, Corporate Controller	Dated: August 7, 2007
and Treasurer (Chief Accounting Officer)