Form 10-Q
period 2007-09-30
BAKER MICHAEL CORP
filed 2007-11-05
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 1, 2007:
Common Stock 8,810,241 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Total contract revenues	$182,227	$170,194	$545,175	$471,644

Cost of work performed	156,155	149,985	464,163	407,191

Gross profit	26,072	20,209	81,012	64,453

Selling, general and administrative expenses	16,356	18,715	51,079	57,584

Income from operations	9,716	1,494	29,933	6,869

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,040	407	1,780	681
Interest income	100	48	253	408
Interest expense	(38)	(280)	(387)	(594)
Interest on unpaid taxes, net	(96)	(117)	(192)	(378)
Other, net	171	(123)	116	399

Income before income taxes	10,893	1,429	31,503	7,385

Provision for income taxes	4,527	1,753	13,546	4,863

Net income/(loss)	6,366	(324)	17,957	2,522

Other comprehensive income/(loss) —
Foreign currency translation adjustments, net of tax of $13 for the nine months ended September 30, 2006 and $0 for all other periods presented	97	(114)	221	431

Comprehensive income/(loss)	$6,463	$(438)	$18,178	$2,953

Basic earnings/(loss) per share	$0.73	$(0.04)	$2.06	$0.30
Diluted earnings/(loss) per share	$0.72	$(0.04)	$2.03	$0.29

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)	September 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$18,558	$13,182
Receivables, net of allowance of $1,209 and $767, respectively	103,879	97,815
Unbilled revenues on contracts in progress	103,302	94,548
Prepaid expenses and other	12,925	16,044

Total current assets	238,664	221,589

Property, Plant and Equipment, net	17,538	21,323
Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	327	483
Deferred tax asset	148	—
Other long-term assets	6,220	5,636

Total other long-term assets	23,787	23,211

Total assets	$279,989	$266,123

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$48,487	$54,700
Accrued employee compensation	22,855	26,354
Accrued insurance	15,082	13,809
Billings in excess of revenues on contracts in progress	28,698	17,415
Current deferred tax liability	18,096	18,063
Income taxes payable	5,976	6,068
Other accrued expenses	19,056	16,454

Total current liabilities	158,250	152,863

Long-term Liabilities
Long-term debt	—	11,038
Deferred income tax liability	3,809	3,098
Other long-term liabilities	3,828	4,004

Total liabilities	165,887	171,003

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,305,778 and 9,193,705, respectively	9,306	9,194
Additional paid-in capital	46,319	44,676
Retained earnings	63,176	46,170
Accumulated other comprehensive income/(loss)	62	(159)
Less — 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	114,102	95,120

Total liabilities and shareholders’ investment	$279,989	$266,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2007	2006

Cash Flows from Operating Activities
Net income	$17,957	$2,522
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,370	4,397
Changes in assets and liabilities:
Increase in receivables	(6,063)	(9,991)
Decrease/(increase) in unbilled revenues and billings in excess, net	2,529	(15,851)
Decrease/(increase) in other net assets	3,939	(4,203)
(Decrease)/increase in accounts payable	(8,196)	487
Decrease in accrued expenses	(483)	(1,101)

Total adjustments	(3,904)	(26,262)

Net cash provided by/(used in) operating activities	14,053	(23,740)

Cash Flows from Investing Activities
Additions to property, plant and equipment, net	(847)	(2,960)
Acquisition of Buck Engineering, PC, net of cash acquired	—	(10,806)

Net cash used in investing activities	(847)	(13,766)

Cash Flows from Financing Activities
(Payments on)/borrowings of long-term debt, net	(11,038)	22,740
Increase in book overdrafts	2,304	6,021
Payments on capital lease obligations	(477)	(456)
Proceeds from exercise of stock options	1,381	65

Net cash (used in)/provided by financing activities	(7,830)	28,370

Net increase/(decrease) in cash and cash equivalents	5,376	(9,136)

Cash and cash equivalents, beginning of period	13,182	19,041

Cash and cash equivalents, end of period	$18,558	$9,905

Supplemental Disclosures of Cash Flow Data
Interest paid	$348	$496
Income taxes paid	$8,940	$8,417

Supplemental Schedule of Non-Cash Investing and Financing Activities
Vehicles and equipment acquired through capital lease obligations	$7	$27
Equipment acquired on credit	$10	$14

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
2. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net income/(loss)	$6,366	$(324)	$17,957	$2,522
Basic:
Weighted average shares outstanding	8,775	8,500	8,726	8,497
Earnings/(loss) per share	$0.73	$(0.04)	$2.06	$0.30

Diluted:
Effect of dilutive securities — Stock options and restricted shares	125	—	135	216
Weighted average shares outstanding	8,900	8,500	8,861	8,713
Earnings/(loss) per share	$0.72	$(0.04)	$2.03	$0.29

     As of September 30, 2007 and 2006, except for the three months ended September 30, 2006, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of the Company’s common shares. For the three months ended September 30, 2006, the effect of stock options was excluded because it would have had an antidilutive effect on the loss per share.

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
     The following tables reflect the required disclosures for the Company’s business segments (in millions):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Revenues
Engineering	$100.6	$97.8	$289.6	$281.8
Energy	81.6	72.4	255.6	189.8

Total revenues	$182.2	$170.2	$545.2	$471.6

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Income from operations before
Corporate overhead
Engineering	$13.2	$4.8	$33.7	$20.4
Energy	2.3	2.1	12.5	4.7

Total segment income from operations before
Corporate overhead	15.5	6.9	46.2	25.1

Less: Corporate overhead
Engineering	(3.4)	(3.5)	(10.7)	(12.4)
Energy	(1.3)	(1.3)	(4.0)	(4.6)

Total Corporate overhead	(4.7)	(4.8)	(14.7)	(17.0)

Total income from operations
Engineering	9.8	1.3	23.0	8.0
Energy	1.0	0.8	8.5	0.1
Other Corporate expense	(1.1)	(0.6)	(1.6)	(1.2)

Total income from operations	$9.7	$1.5	$29.9	$6.9

	September 30,	December 31,
	2007	2006

Equity investments in unconsolidated subsidiaries:
Engineering	$1.7	$0.8
Energy	0.9	1.4

Total	$2.6	$2.2

	September 30,	December 31,
	2007	2006

Segment assets:
Engineering	$142.9	$133.2
Energy	125.5	114.8

Subtotal — segments	268.4	248.0
Other Corporate assets	11.6	18.1

Total	$280.0	$266.1

     The Company has determined that interest expense, interest income, and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.

4. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” As a result of this adoption, the Company recorded a reserve for uncertain tax positions totaling approximately $1.7 million and reduced its opening retained earnings balance by $0.9 million as of January 1, 2007. Under the previous FASB guidance (Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies”), the Company had recorded related tax reserves totaling $0.8 million as of December 31, 2006.
     For the three and nine months ended September 30, 2007, the Company reduced its reserve for uncertain tax positions by $0.3 million to $1.4 million as of September 30, 2007. Additional changes in this reserve could impact the Company’s effective tax rate in future periods.
     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of September 30, 2007, the Company’s reserves for uncertain tax positions included $0.3 million related to accrued interest and penalties.
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
     Certain foreign subsidiaries do not have earnings and profits for United States (“U.S.”) tax purposes; therefore, any losses incurred by these subsidiaries do not generate a tax benefit in the calculation of the Company’s consolidated income tax provision. If these foreign subsidiaries had positive earnings and profits for U.S. tax purposes, their foreign losses would reduce both the deferred tax liability that was set up on the future remittance back to the U.S. and the Company’s effective income tax rate. In addition, valuation allowances against tax benefits of foreign net operating losses may be recorded as a result of the Company’s inability to generate sufficient taxable income in certain foreign jurisdictions.
     As a result of the foregoing, depending upon foreign revenues and relative profitability, the Company may report high effective income tax rates. The amount of these taxes, when proportioned with U.S. tax rates and income amounts, can cause the Company’s consolidated effective income tax rate to fluctuate significantly.
     The Company’s full-year forecasted effective income tax rate was 43% and 64% at September 30, 2007 and 2006, respectively. The difference between the full-year 2006 forecasted effective income tax rate of 64% as of September 30, 2006 and the amount shown in the accompanying consolidating statement of income for the nine months ended September 30, 2006 is due to the unfavorable settlement of a state income tax audit. As a comparison, the Company’s full-year forecasted effective income tax rate as of December 31, 2007 and actual 2006 effective income tax rate was 43% for both periods.

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
5. COMMITMENTS & CONTINGENCIES
Commitments
     At September 30, 2007, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at September 30, 2007 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$10.6
Other	0.1
Performance and payment bonds*	$9.0

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of September 30, 2007, the majority of the Company’s outstanding LOCs were issued to insurance companies to serve as collateral for payments the Company’s insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by an insurance carrier. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carrier in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at September 30, 2007. In addition, the Company believes that its bonding line will be sufficient to meet its bid and performance bonding needs for at least the next year.

Contingencies
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $7.4 million and $9.2 million at September 30, 2007 and December 31, 2006, respectively, may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Reductions for the nine months ended September 30, 2007 were attributable to the settlement of certain taxes and tax-related penalties and interest. Actual payments could differ from amounts recorded at September 30, 2007 and December 31, 2006 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
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
     The Company establishes reserves for both insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.
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

     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of September 30, 2007 and December 31, 2006.
6. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million. In the third quarter of 2007, the Company negotiated a three-year extension of the Credit Agreement through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of September 30, 2007, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $10.7 million. As of December 31, 2006, borrowings outstanding under the Credit Agreement were $11.0 million and outstanding LOCs were $10.2 million. Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. The weighted-average interest rate on the Company’s borrowings was 7.54% and 7.06% for the nine months ended September 30, 2007 and 2006, respectively.
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
7. STOCK-BASED COMPENSATION
     As of September 30, 2007, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

     During the second quarter of 2007, the Company issued 10,500 restricted shares and granted 14,000 options to the non-employee directors. The Company recognized total stock based compensation expense of $375,000 and $102,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, all outstanding options were fully vested under both plans. There were 131,520 and 221,093 exercisable options under both plans as of September 30, 2007 and December 31, 2006, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2006	235,093	$13.43	$2,166,673	4.5
Options granted	14,000	$26.86
Options exercised	(101,573)	$13.60
Options forfeited or expired	(2,000)	$6.84

Balance at September 30, 2007	145,520	$14.70	$4,992,584	5.1

     The Company had 2,000 stock options that expired during the nine months ended September 30, 2007. As of September 30, 2007, no shares of the Company’s Common Stock remained available for future grant under the expired Plan, while 189,500 shares were available for future grant under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of September 30, 2007:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 — $9.53	30,285	3.4	$8.27	30,285	$8.27
$10.025 — $15.625	73,235	3.6	12.93	73,235	12.93
$20.16 — $26.86	42,000	8.8	22.43	28,000	20.22

Total	145,520	5.1	$14.70	131,520	$13.41

*	Average life remaining in years.
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

8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,522 and $2,366, respectively	327	483

Goodwill and other intangible assets, net	$17,419	$17,575

     There was no change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2007.
     Under SFAS 142, the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company completed its most recent annual evaluation of the carrying value of its goodwill during the second quarter of 2007. As a result of such evaluation, no impairment charge was required.
     As of September 30, 2007, the Company’s other intangible assets balance (totaling $2,849,000 with accumulated amortization of $2,522,000) includes the value of Buck’s contract backlog at the time of the Company’s 2006 acquisition of Buck. These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $156,000 and $434,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated future amortization expense for other intangible assets as of September 30, 2007 is as follows (in thousands):

Three months ending December 31, 2007	$52
Fiscal year 2008	113
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Thereafter	2

Total	$327

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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt the provisions of SFAS 157 on January 1, 2008 and does not expect this standard to have a material impact on its consolidated financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”).
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
Engineering
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects for the year ended December 31, 2006 and for the nine months ended September 30, 2007, and we expect this activity to grow for the remainder of 2007 and in 2008. Significant Engineering contracts awarded during the nine months ended September 30, 2007 and early in the fourth quarter of 2007 are as follows:
•	A five-year, $45 million Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract with the U.S. Army Corps of Engineers, Ft. Worth District, to provide architectural and engineering design services nationwide in support of the Department of Homeland Security’s efforts to secure U.S. borders.

•	A four-year, $24 million Environmental Services Cooperative Agreement with the U.S. Department of the Army by a team of organizations to perform a conservation conveyance. Services to be provided by us are valued at $15 million under this contract.

•	A $9.8 million contract with the Pennsylvania Department of Transportation to provide construction management support and construction inspection services for administering an estimated $130 million reconstruction or replacement of portions of U.S. Route 15 and Interstate 81 in Cumberland County, Pennsylvania.

•	A five-year, $10.0 million IDIQ contract with the Naval Facilities Engineering Command — Atlantic to provide architectural and engineering services for environmental compliance engineering support.

•	A 10-year, $50 million IDIQ contract with U.S. Department of Homeland Security and agencies within DHS, primarily the United States Coast Guard, to provide architectural and engineering services for government owned or leased domestic properties.

•	A contract with the Kentucky Transportation Cabinet to conduct a bridge study for two new bridges over Kentucky Lake and Lake Barkley. This study, valued at $2.9 million, will take approximately one year to complete and represents the first phase of a multi-year project.

•	A 15-month, multi-million-dollar centralized leak detection and environmental services program support contract for the Defense Energy Support Center (“DESC”), through the Air Force Center for Environmental Excellence. Primarily, we will be providing environmental support services for receipt, storage, transfer, and delivery of fuel and fueling systems under DESC’s newly established centralized leak detection program.

•	A one-year, $12.3 million contract to provide on-site geographic information systems and installation space management implementation and support for the DoD’s Installation Management Command-Korea, Public Works Division. The contract is for one base year, with four option years.

•	The design portion (typically ranging from 5% to 10% of the construction value) of a $60 million design-build contract from the U.S. Army Corps of Engineers for a new Armed Forces Reserve Center.
     In addition, during the second quarter of 2007, we announced an extension of the Consolidated Multiple Award Schedule with the General Services Administration, through January 2012, to provide professional engineering services, environmental services, information technology services, mission oriented business integrated services, and facilities management and maintenance services throughout the continental United States. We have generated more than $68 million in revenues during the initial, five-year award schedule contract period.
     In March 2004, we announced that we had been awarded a five-year contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program, (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories. Approximately $392 million of this contract value was included in our backlog as of September 30, 2007.

Energy
     During 2007, we continued to increase our domestic managed services and international businesses with the addition of the following contracts:
•	A $23 million domestic managed service contract with Double Eagle Petroleum, for a project to provide facility engineering and design and overall management of the 2007 drilling and completion program in south central Wyoming.

•	A $3.2 million contract with Cabinda Gulf Oil Company, a subsidiary of Chevron Corporation, for the provision of operations and maintenance services, training manuals and virtual plant modeling for the deepwater Tombua-Landana project, located 50 miles offshore of Angola.
     In addition, the Energy segment continued to realize significant growth from the following previously awarded managed services contracts:
•	A multi-million dollar managed services contract with Escambia Operating Company, LLC (“Escambia”) to operate and maintain its gas producing properties and facilities at the Big Escambia Field in Alabama. (Work began on this contract at the end of the second quarter of 2006 and was terminated on September 15, 2007 in connection with Escambia’s sale of these properties.)

•	A seasonal, five-year, multi-million dollar managed services contract with Brooks Range Petroleum Corporation (“Brooks Range”) to provide exploration, development and operations services (primarily in the first and fourth quarters) for their prospect fields on the North Slope of Alaska. (Initial work began on this contract at the end of the second quarter of 2006.)

•	An onshore managed services contract in the Powder River Basin of Wyoming from Storm Cat Energy to operate and maintain its coal bed methane production facilities. (Work on this contract significantly increased during the second half of 2006.)
Executive Overview
     Our total contract revenues were $545.2 million for the nine months ended September 30, 2007, a 16% increase over the $471.6 million reported for the same period in 2006. This increase was driven by a period-over-period growth of 35% in our Energy segment, which benefited from the four managed services contracts mentioned above. The 3% revenue growth in our Engineering segment primarily related to the recognition of certain project incentive awards during this period, as well as the full period effect of our acquisition of Buck Engineering, P.C. (“Buck”), which was acquired in April 2006.
     Our earnings per diluted common share were $2.03 for the nine months ended September 30, 2007, compared to $0.29 per diluted common share reported for same period in 2006. Income from operations for the nine months ended September 30, 2007 was $23.0 million in our Engineering segment, which improved from $8.0 million for the same period in 2006. Income from operations for the nine months ended September 30, 2007 was $8.5 million in our Energy segment, which improved from $0.1 million for the same period in 2006. These results were driven by significant revenue growth in our Energy segment, the favorable impact of project incentive awards, our Engineering segment’s improved utilization, and a reduction in our selling, general and administrative (“SG&A”) expenses during the nine months ended September 30, 2007.

Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three and nine months ended September 30, 2007 and 2006. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll.

	For the three months				For the nine months
	ended September 30,				ended September 30,
	2007		2006			2007	2006

	(dollars in millions)
Revenues		(1)		(1)		(1)		(1)
Engineering	$100.6	55%	$97.8	57%	$289.6	53%	$281.8	60%
Energy	81.6	45%	72.4	43%	255.6	47%	189.8	40%

Total revenues	$182.2	100%	$170.2	100%	$545.2	100%	$471.6	100%

Income from operations before
Corporate overhead		(2)		(2)		(2)		(2)
Engineering	$13.2	13.1%	$4.8	4.9%	$33.7	11.6%	$20.4	7.2%
Energy	2.3	2.8%	2.1	2.9%	12.5	4.9%	4.7	2.5%

Total segment income from operations before
Corporate overhead	15.5	8.5%	6.9	4.1%	46.2	8.5%	25.1	5.3%

Less: Corporate overhead
Engineering	(3.4)	-3.4%	(3.5)	-3.6%	(10.7)	-3.7%	(12.4)	-4.4%
Energy	(1.3)	-1.6%	(1.3)	-1.8%	(4.0)	-1.6%	(4.6)	-2.4%

Total Corporate overhead	(4.7)	-2.6%	(4.8)	-2.8%	(14.7)	-2.7%	(17.0)	-3.6%

Total income from operations
Engineering	9.8	9.7%	1.3	1.3%	23.0	7.9%	8.0	2.8%
Energy	1.0	1.2%	0.8	1.1%	8.5	3.3%	0.1	0.1%
Other Corporate expense	(1.1)		(0.6)		(1.6)		(1.2)

Total income from operations	$9.7	5.3%	$1.5	0.9%	$29.9	5.5%	$6.9	1.5%

(1)	Reflects percentage of total company revenues.

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
Comparison of the Three Months Ended September 30, 2007 and 2006
Total Contract Revenues
     Our total contract revenues totaled $182.2 million for the three months ended September 30, 2007 compared to $170.2 million for the same period in 2006, reflecting an increase of $12.0 million or 7%. The main reason for this increase relates to a 13% quarter-over-quarter growth in our Energy segment, primarily the result of the expansion of new and existing contracts for our coalbed methane operations in the Powder River Basin. In addition, our Engineering segment recognized an increase of $0.8 million in project incentive awards for the quarter ended September 30, 2007 as compared to the corresponding period in 2006.

     Engineering. Revenues were $100.6 million for the three months ended September 30, 2007 compared to $97.8 million for the same period in 2006, reflecting an increase of $2.8 million or 3%. The following table presents Engineering revenues by client type:

	For the three months ended September 30,
Revenues by client type	2007		2006

	(dollars in millions)
Federal government	$48.7	48%	$46.3	47%
State and local government	41.9	42%	37.6	39%
Domestic private industry	10.0	10%	13.9	14%

Total Engineering revenues	$100.6	100%	$97.8	100%

     The increase in our Engineering segment’s revenues for the three months ended September 30, 2007 is partially attributable to an increase in project incentive awards of $0.8 million for the quarter ended September 30, 2007 as compared to the same period in 2006. Total revenues from FEMA were $23 million and $25 million for the three months ended September 30, 2007 and 2006, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues associated with project incentive awards totaling $1.0 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. The increased project incentive awards for the third quarter of 2007 represent a combination of the availability of a larger project incentive award pool as compared to the third quarter of 2006 and the achievement of higher performance levels on the tasks completed, which resulted in our recognition of a higher percentage of the available project incentive award pool in the third quarter of 2007.
     Energy. Revenues were $81.6 million for the three months ended September 30, 2007 compared to $72.4 million for the same period in 2006, reflecting an increase of $9.2 million or 13%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended September 30,
Revenues by market	2007		2006

	(dollars in millions)
Domestic	$67.8	83%	$55.9	77%
Foreign	13.8	17%	16.5	23%

Total Energy revenues	$81.6	100%	$72.4	100%

     The increase in Energy’s revenues for the three months ended September 30, 2007 was primarily the result of the expansion of new and existing contracts for our coalbed methane operations in the Powder River Basin and the recognition of certain non-recurring pass-through costs. Partially offsetting the increase in revenues associated with these new contracts was a reduction in revenues for projects in Nigeria and Venezuela as compared to the third quarter of 2006.
Gross Profit
     Our gross profit totaled $26.1 million for the three months ended September 30, 2007 compared to $20.2 million for the same period in 2006, reflecting an increase of $5.9 million or 29%. Gross profit expressed as a percentage of contract revenues increased to 14.3% for the three months ended September 30, 2007 compared to 11.9% for the same period in 2006. The primary driver in the increase in our gross profit expressed as a percentage of revenues was a $1.7 million decrease in legal fees related to a project bid protest from 2006. Also contributing to the increases were our Engineering segment’s improved project mix, higher utilization and the increase of $0.8 million in project incentive awards during the quarter ended September 30, 2007 compared to the same period in 2006. An increase in general liability insurance expense of $2.0 million, related to higher claims activity, served to partially offset our overall increase in gross profit expressed as a percentage of revenues for the third quarter of 2007.
     Direct labor and subcontractor costs are major components of our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of contract revenues were 28.3% for the three months ended September 30, 2007 compared to 28.6% for the same period in 2006, while subcontractor costs expressed as a percentage of revenues were 26.5% and 28.5% for the three months ended September 30, 2007 and 2006, respectively.
     Engineering. Gross profit was $20.8 million for the three months ended September 30, 2007 compared to $14.1 million for the same period in 2006, reflecting an increase of $6.7 million or 48%. Engineering’s gross profit expressed as a percentage of revenues increased to 20.7% for the three months ended September 30, 2007 from 14.4% for the same period in 2006. The increase in gross profit expressed as a percentage of revenues is primarily attributable to the improved project mix, higher utilization and the aforementioned project incentive awards of $1.0 million recognized during the third quarter of 2007 as compared to $0.2 million recognized during the third quarter of 2006. Also benefiting gross profit was the decrease in legal fees related to a project bid protest of $1.7 million.
     Energy. Gross profit was $5.8 million for the three months ended September 30, 2007 compared to $6.7 million for the same period in 2006, reflecting a decrease of $0.9 million or 13%. Gross profit expressed as a percentage of contract revenues decreased to 7.1% for the three months ended September 30, 2007 from 9.3% for the same period in 2006. The decrease in gross profit expressed as a percentage of revenues was primarily related to an increase in general liability insurance expense of $2.1 million related to higher claims activity during the third quarter of 2007, as partially offset by the effects of the previously mentioned 13% increase in revenues.
Selling, General and Administrative Expenses
     Our SG&A expenses totaled $16.4 million for the three months ended September 30, 2007 compared to $18.7 million for the same period in 2006, reflecting a decrease of $2.3 million or 13%. Included in SG&A were unallocated Corporate-related costs of $0.5 million for the three months ended September 30, 2007; these costs were nominal for the same period in 2006. This overall decrease in SG&A expenses is primarily the result of a decrease in certain non-recurring professional fees of $0.6 million and the positive impact of our Engineering segment’s higher utilization. SG&A expenses expressed as a percentage of contract revenues decreased to 9.0% for the three months ended September 30, 2007 from 11.0% for the same period in 2006. This overall decrease in SG&A expenses expressed as a percentage of contract revenues is related to the previously mentioned higher utilization and a 7% increase in total contract revenues as compared to same period in 2006.
     Engineering. SG&A expenses were $11.1 million for the three months ended September 30, 2007 compared to $12.8 million for the same period in 2006, reflecting a decrease of $1.7 million or 13%. SG&A expenses expressed as a percentage of revenues decreased to 11.0% for the three months ended September 30, 2007 from 13.0% for the same period in 2006. This decrease primarily related to improved utilization and a reduction of certain non-recurring professional fees of $0.3 million.

     Energy. SG&A expenses were $4.8 million for the three months ended September 30, 2007 compared to $5.9 million for the same period in 2006, reflecting a decrease of $1.1 million or 19%. SG&A expenses expressed as a percentage of revenues decreased to 5.9% for the three months ended September 30, 2007 from 8.2% for the same period in 2006. These decreases were primarily related to the combination of Energy’s 13% increase in revenues coupled with a decrease in certain non-recurring professional fees of $0.3 million.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $1.2 million of income for the three months ended September 30, 2007 compared to $0.1 million of expense for the same period in 2006.
     Interest expense decreased to less than $0.1 million for the three months ended September 30, 2007 compared to $0.3 million for the same period in 2006. Interest income was $0.1 million for both the three months ended September 30, 2007 and 2006. The change in interest expense was primarily due to our net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during the majority of the third quarter of 2007 compared to our net borrowed position for the majority of the third quarter of 2006. Interest expense on unpaid taxes was $0.1 for both the three months ended September 30, 2007 and 2006.
     Equity income from our unconsolidated joint ventures produced income of $1.0 million for the three months ended September 30, 2007 compared to $0.4 million for the same period in 2006. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our “other, net” income/(expense) was $0.2 million of income for the three months ended September 30, 2007 compared to $0.1 million of expense for the same period in 2006. These amounts primarily include currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 42% and 123% for the three months ended September 30, 2007 and 2006, respectively. These rates reflect the income tax expense needed to adjust from the full-year forecasted 2007 and 2006 effective income tax rates as of June 30, 2007 and 2006 to the full-year forecasted effective income tax rates as of September 30, 2007 and 2006, respectively. (See discussion under the heading “Income Taxes” in the section entitled “Comparison of the Nine Months Ended September 30, 2007 and 2006”.)
Comparison of the Nine Months Ended September 30, 2007 and 2006
Total Contract Revenues
     Our total contract revenues totaled $545.2 million for the nine months ended September 30, 2007 compared to $471.6 million for the same period in 2006, reflecting an increase of $73.6 million or 16%. This increase results from a 35% period-over-period revenue growth in our Energy segment due primarily to the increases associated with our previously mentioned managed service contracts and a year-to-date 2007 increase in project incentive awards of $4.4 million in our Engineering segment.

     Engineering. Revenues were $289.6 million for the nine months ended September 30, 2007 compared to $281.8 million for the same period in 2006, reflecting an increase of $7.8 million or 3%. The following table presents Engineering revenues by client type:

	For the nine months ended September 30,
Revenues by client type	2007		2006

	(dollars in millions)
Federal government	$139.2	48%	$131.1	47%
State and local government	117.3	41%	110.3	39%
Domestic private industry	33.1	11%	40.4	14%

Total Engineering revenues	$289.6	100%	$281.8	100%

     The increase in our Engineering segment’s revenues for the nine months ended September 30, 2007 was generated primarily by project incentive awards of $6.0 million recognized during the period and the full period effect of our acquisition of Buck, which was acquired in April 2006. Total revenues from FEMA were $75 million for both the nine months ended September 30, 2007 and 2006. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues associated with project incentive awards totaling $3.5 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increased project incentive awards for the nine months ended September 30, 2007 represent a combination of the availability of a larger project incentive award pool as compared to the nine months ended September 30, 2006 and the achievement of higher performance levels on the tasks completed, which resulted in our recognition of a higher percentage of the available project incentive award pool for the nine months ended September 30, 2007. Other significant revenues associated with project incentive awards for the nine months ended September 30, 2007 included the recognition of $2.0 million for a design/build highway reconstruction project and a total of $0.5 million on two other federal government contracts.
     Energy. Revenues were $255.6 million for the nine months ended September 30, 2007 compared to $189.8 million for the same period in 2006, reflecting an increase of $65.8 million or 35%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the nine months ended September 30,
Revenues by market	2007		2006

	(dollars in millions)
Domestic	$213.8	84%	$137.0	72%
Foreign	41.8	16%	52.8	28%

Total Energy revenues	$255.6	100%	$189.8	100%

     The increase in Energy’s revenues for the nine months ended September 30, 2007 was the direct result of the aforementioned onshore managed services contracts with Escambia and Brooks Range that were awarded during 2006 with services fully commencing during the second half of 2006. In addition, the expansion of new and existing contracts for our coalbed methane operations in the Powder River Basin contributed to this increase. Partially offsetting this increase in revenues was a reduction in revenues for projects in Nigeria and Venezuela as compared to the nine months ended September 30, 2006.

Gross Profit
     Our gross profit totaled $81.0 million for the nine months ended September 30, 2007 compared to $64.5 million for the same period in 2006, reflecting an increase of $16.5 million or 26%. Gross profit expressed as a percentage of contract revenues increased to 14.9% for the nine months ended September 30, 2007 compared to 13.7% for the same period in 2006. The increase in gross profit expressed as a percentage of revenues for the nine months ended September 30, 2007 is primarily attributable to the increase in project incentive awards recognized totaling $4.5 million, the decrease in legal fees related to a 2006 project bid protest of $2.2 million and a reduction in our Energy segment’s sales tax expense of $1.5 million. Also contributing to the increase in our gross profit expressed as a percentage of revenues were our Engineering segment’s improved project mix and higher utilization compared to the same period in 2006. An increase in general liability and self-insured medical costs of $2.4 million and $2.2 million, respectively, related to higher claims activity, served to partially offset our overall increase in gross profit expressed as a percentage of revenues for the nine months ended September 30, 2007.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of contract revenues were 28.0% for the nine months ended September 30, 2007 compared to 31.0% for the same period in 2006, while subcontractor costs expressed as a percentage of revenues were 27.0% and 23.0% for the nine months ended September 30, 2007 and 2006, respectively. In the Energy segment, we used more subcontractors during 2007 in connection with a major scheduled annual maintenance program on a project and to drill exploratory wells for our customers on certain managed services contracts.
     Engineering. Gross profit was $58.4 million for the nine months ended September 30, 2007 compared to $47.6 million for the same period in 2006, reflecting an increase of $10.8 million or 23%. Engineering’s gross profit expressed as a percentage of revenues increased to 20.2% for the nine months ended September 30, 2007 from 16.9% for the same period in 2006. The increase in gross profit expressed as a percentage of revenues for the nine months ended September 30, 2007 is primarily attributable to the aforementioned increase of project incentive awards recognized totaling $4.4 million, the decrease in legal fees related to a project bid protest of $2.2 million, improved project mix and higher utilization.
     Energy. Gross profit was $23.6 million for the nine months ended September 30, 2007 compared to $18.1 million for the same period in 2006, reflecting an increase of $5.5 million or 31%. Gross profit expressed as a percentage of contract revenues was 9.2% for the nine months ended September 30, 2007 compared to 9.5% for the same period in 2006. Gross profit expressed as a percentage of revenues was favorably impacted by the previously mentioned 35% increase in revenues and a reduction in sales tax expense of $1.5 million, as partially offset by increases in self-insured medical costs of $1.7 million (primarily related to higher claims activity), general liability insurance expense of $2.6 million, and workers’ compensation expense of $0.8 million.
Selling, General and Administrative Expenses
     Our SG&A expenses totaled $51.1 million for the nine months ended September 30, 2007 compared to $57.6 million for the same period in 2006, reflecting a decrease of $6.5 million or 11%. Included in SG&A were unallocated Corporate-related costs of $0.6 million for the three months ended September 30, 2007; these costs were nominal for the same period in 2006. This overall decrease in SG&A expenses is primarily the result of a $2.3 million reduction in Corporate overhead costs, which primarily related to a reduction in nonrecurring professional fees of $1.8 million for the nine months ended September 30, 2007. In addition, the positive impact of our Engineering segment’s improved utilization contributed to the decrease in SG&A expenses. SG&A expenses expressed as a percentage of contract revenues decreased to 9.4% for the nine months ended September 30, 2007 from 12.2% for the same period in 2006. This overall decrease in SG&A expenses expressed as a percentage of contract revenues is related to our 16% increase in total contract revenues as compared to 2006 and the previously mentioned decrease in Corporate overhead costs.
     Engineering. SG&A expenses were $35.4 million for the nine months ended September 30, 2007 compared to $39.6 million for the same period in 2006, reflecting a decrease of $4.2 million or 10%. SG&A expenses expressed as a percentage of revenues decreased to 12.2% for the nine months ended September 30, 2007 from 14.0% for the same period in 2006. This decrease primarily related to a reduction of $1.7 million in allocated Corporate overhead expenses, of which $0.3 million related to nonrecurring professional fees.
     Energy. SG&A expenses were $15.1 million for the nine months ended September 30, 2007 compared to $18.0 million for the same period in 2006, reflecting a decrease of $2.9 million or 16%. This decrease was primarily related to a decrease of $1.5 million in nonrecurring professional fees and a reduction of $0.6 million in allocated corporate overhead expenses. SG&A expenses expressed as a percentage of revenues decreased to 5.9% for the nine months ended September 30, 2007 from 9.5% for the same period in 2006. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the aforementioned 35% increase in revenues coupled with the reduction in allocated Corporate overhead.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $1.6 million of income for the nine months ended September 30, 2007 compared to $0.5 million of income for the same period in 2006.
     Interest expense was $0.4 million for the nine months ended September 30, 2007 and $0.6 million for the same period in 2006. Interest income decreased to $0.3 million for the nine months ended September 30, 2007 compared to $0.4 million for the same period in 2006. Interest income for the nine months ended September 30, 2006 included $0.1 million of interest related to a favorable claim settlement. Interest expense on unpaid taxes was $0.2 million for the nine months ended September 30, 2007 compared to $0.4 million for the same period in 2006.
     Equity income from our unconsolidated joint ventures produced income of $1.8 million for the nine months ended September 30, 2007 compared to $0.7 million for the same period in 2006. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our “other, net” income/(expense) was $0.1 million of income for the nine months ended September 30, 2007 compared to $0.4 million of income for the same period in 2006. These amounts primarily include currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted from full-year forecasted effective income tax rates of 43% and 64% as of September 30, 2007 and 2006, respectively. The difference between the full-year 2006 forecasted effective income tax rate of 64% at September 30, 2006 and the 66% rate reflected in the accompanying consolidated statement of income for the nine months ended September 30, 2006 is due to the unfavorable settlement of a state income tax audit. The decrease in our full-year 2007 forecasted effective income tax rate as of September 30, 2007 was the direct result of higher forecasted domestic taxable income in 2007.

     The variance between the U.S. federal statutory rate of 35% and our full-year forecasted effective income tax rates for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes, and Nigerian income taxes that are levied on a deemed profit basis.
Contract Backlog

	September 30,	December 31,
(In millions)	2007	2006

Engineering	$1,150.0	$1,057.1
Energy	269.2	238.6

Total	$1,419.2	$1,295.7

     Backlog consists of that portion of uncompleted work that is represented by signed or executed contracts. Most of our contracts with the federal government and other clients are not fully funded, may be terminated at will, or option years may not be exercised; therefore, no assurance can be given that all backlog will be realized.
     The increase in Engineering’s backlog for the nine months ended September 30, 2007 resulted from new work orders totaling $14 million being performed by us for our unconsolidated Engineering joint venture operating in Iraq, the addition of two environmental services contracts totaling $16 million and a new transportation contract award totaling $7 million. As of September 30, 2007 and December 31, 2006, $392 million and $467 million of our backlog, respectively, related to a $750 million contract in the Engineering segment to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Due to the task order structure of the contract, realization of the timing and the amount we will realize of the original contract value of $750 million remains difficult to predict. FEMA has identified specific program objectives and priorities which it intends to accomplish under this program. As the initial task orders are completed and progress against objectives is measured, we will become better able to predict realization of this contract award. In the future, we may be required to reduce the backlog accordingly.
     The increase in Energy’s backlog for the nine months ended September 30, 2007 primarily related to the expansion of three existing domestic onshore managed service contracts totaling $30 million and a new domestic onshore managed service contract of $22 million. In the Energy segment, our managed services contracts typically have one to five year terms and up to ninety-day cancellation provisions. Our labor services contracts in the Energy segment typically have one to three year terms and up to thirty-day cancellation provisions. For these managed services and labor contracts, backlog includes our forecast of the next twelve months’ revenues based on existing contract terms and operating conditions. For our managed services contracts, fixed management fees related to the contract term beyond twelve months are not included in backlog. Backlog related to fixed-price contracts within the Energy segment is based on the related contract value. On a periodic basis, backlog is reduced as related revenue is recognized. Oil and gas industry merger, acquisition and divestiture transactions affecting our clients can result in increases and decreases in our Energy segment’s backlog.

Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations, our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At September 30, 2007 and December 31, 2006, we had $18.6 million and $13.2 million in cash and cash equivalents, respectively, and $80.4 million and $68.7 million in working capital, respectively. Our available capacity under our $60 million Credit Agreement, after consideration of current borrowings and outstanding letters of credit, was approximately $49.3 million (82% availability) and $38.8 million (65% availability) at September 30, 2007 and December 31, 2006, respectively. Our current ratios were 1.51 to 1 and 1.45 to 1 at September 30, 2007 and December 31, 2006, respectively. Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts.
Cash Provided by/Used in Operating Activities
     Cash provided by operating activities was $14.1 million for the nine months ended September 30, 2007 and cash used in operating activities was $23.7 million for the same period in 2006. Cash provided by operating activities for the nine months ended September 30, 2007 was driven by the increase in net income to $18.0 million. Our total days sales outstanding in receivables and net unbilled revenues increased to 88 days at September 30, 2007 from 87 days at year-end 2006. Cash provided by operating activities was favorably impacted by a reduction in other assets, as offset by a decrease in accounts payable primarily associated with certain Energy contracts that expired or had lower third quarter activity due to seasonality. Cash used in operating activities for the nine months ended September 30, 2006 resulted from lower net income and an increase in our Energy segment’s unbilled revenues and an increase in both segments’ accounts receivable balances.
Cash Used in Investing Activities
     Cash used in investing activities was $0.8 million and $13.8 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities for 2006 primarily reflects the net cash paid for the acquisition of Buck totaling $10.8 million. Except for the acquisition of Buck in 2006, our cash used in investing activities for both the nine months ended September 30, 2007 and 2006 related entirely to capital expenditures, with the majority relating to office and field equipment, computer equipment, software and leasehold improvements. We also acquire various assets through operating leases, which reduces the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used in/Provided by Financing Activities
     Cash used in financing activities was $7.8 million for the nine months ended September 30, 2007 as compared to cash provided by financing activities of $28.4 million for the same period in 2006. The cash used by financing activities for the nine months ended September 30, 2007 reflects net repayments of borrowings totaling $11.0 million under our credit facility as compared to net borrowings totaling $22.7 million, for which the related proceeds were used to finance short-term working capital needs as well as to provide capital for the Buck acquisition during the nine months ended September 30, 2006. In addition, our book overdrafts increased $2.3 million for the nine months ended September 30, 2007 as compared to an increase of $6.0 million for the same period in 2006. Payments on capital lease obligations totaled $0.5 million for both the nine months ended September 30, 2007 and 2006. Proceeds from the exercise of stock options were $1.4 million in the nine months ended September 30, 2007 as compared to $0.1 million for the same period in 2006.
Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million. In the third quarter of 2007, we negotiated certain pricing improvements and an extension of the Credit Agreement through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of September 30, 2007, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $10.7 million. As of December 31, 2006, borrowings outstanding under the Credit Agreement were $11.0 million and the outstanding LOCs were $10.2 million. The Credit Agreement provides for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio (based on a measure of indebtedness to EBITDA). The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. We were in compliance with these financial covenants at September 30, 2007, and we expect to be in compliance with these financial covenants for at least the next year.
Financial Condition & Liquidity
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, to satisfy contractual obligations, to support strategic opportunities that management identifies, to fund capital expenditures, and to remit our tax payments. We continue to pursue growth in our core businesses. We consider acquisitions, investments and geographic expansion as components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our segments, and our service offerings within those segments, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
     As part of our evaluation of strategic alternatives, we have engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process at September 30, 2007.
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
     For the nine months ended September 30, 2007, the Company reduced its reserve for uncertain tax positions by $0.3 million to $1.4 million as of September 30, 2007. Changes in this reserve amount could impact the Company’s effective rate in future periods.
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
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will adopt the provisions of SFAS 157 on January 1, 2008, and do not expect this standard to have a material impact on our consolidated financial statements.
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
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. This evaluation considered our various procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
     We believe that the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1a. Risk Factors.
               There were no material changes in the risk factors disclosed in our Form 10-K.
Item 6. Exhibits.
(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1	First Amendment to the First Amended and Restated Loan Agreement dated September 1, 2007, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Craig O. Stuver Craig O. Stuver Senior Vice President, Corporate Controller, Treasurer and Acting Chief Financial Officer	Dated: November 5, 2007