Form 10-K
period 2007-12-31
BAKER MICHAEL CORP
filed 2008-06-30
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 1-6627

MICHAEL BAKER CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0927646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (412) 269-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $1 per share	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes         No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes         No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes         No   ✓

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	Accelerated filer ✓

Non-accelerated filer	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark if the registrant is a shell company of the Act (as defined in Rule 12b-2) of the Act).

Yes         No   ✓

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2007 (the last business day of the Company’s most recently completed second fiscal quarter) was $325.7 million. This amount is based on the closing price of the Company’s Common Stock on the American Stock Exchange for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company’s Employee Stock Ownership Plan are not included in the computation.

As of May 31, 2008, the Company had 8,833,298 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of Form 10-K into which Document is incorporated
Financial Section of Annual Report to Shareholders for the year ended December 31, 2007	I, II

MICHAEL BAKER CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: the events described in the “Risk Factors” section of this Form 10-K; increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in our relationship and/or contracts with the Federal Emergency Management Agency (“FEMA”); changes in anticipated levels of government spending on infrastructure, including the Safe, Accountable, Flexible, Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”); changes in loan relationships or sources of financing; changes in management; changes in information systems; late SEC filings; and the restatement of financial results. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

EXPLANATORY NOTE

As more fully described in Note 2 to the consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” herein, we have restated our consolidated balance sheet as of December 31, 2006 and our consolidated statements of income, of cash flows and of shareholders’ investment for the year ended December 31, 2006.

In addition, as disclosed in Note 21 to the consolidated financial statements, certain restatement adjustments affected interim quarterly financial information for 2007 and 2006. Such restatement adjustments have been reflected in the unaudited selected quarterly financial data appearing herein and, with respect to 2007, will be reflected in our 2008 Quarterly Reports on Form 10-Q, which the Company plans to file subsequent to this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments, and accordingly, the financial statements and related financial information contained in such reports should not be relied upon.

All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

PART I

Item 1.  Business.

General

In this Form 10-K, the terms “the Company,” “we,” “us,” or “our” refer to Michael Baker Corporation and its subsidiaries collectively. We were founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through our operating subsidiaries, we provide engineering and energy expertise for public and private sector clients worldwide.

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

According to the annual listings published in June 2008 by Engineering News Record magazine (“ENR”) based on total engineering revenues for 2007, we ranked 40th among the top 500 U.S. design firms; 19th among “pure design” firms; 13th in water and 13th in water supply; 15th among transportation design firms, including 22nd in highways, 11th in bridges and 24th in airports; 28th among construction management-for-fee firms; 17th in pipelines (petroleum); and 61st among environmental firms. In addition, we believe that we are one of the largest providers of outsourced operations and maintenance services to the energy industry in the Gulf of Mexico.

Strategy

Our strategy is based on three concepts – growth, profitability and innovation.

Growth – We seek to grow both organically and through strategic acquisitions. Organically, we will grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities in both the Engineering and Energy segments in the United States and abroad. Furthermore, we will seek to provide additional and related services to existing clients; for example, offering construction management services to a State Department of Transportation for which we are currently providing only design services. Our multi-hazard flood mapping and modernization program (MapMod) with FEMA is another prime example of our execution of this concept. With regard to acquisitions, we will seek opportunities that expand our skill sets or our geographical presence in our core Engineering business.

As part of the growth aspect of our strategy, we have engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process at December 31, 2007; however, all substantive discussions related to a possible sale ceased during the first quarter of 2008 due to our Energy segment’s revenue-related restatement. We anticipate resuming our evaluation of strategic alternatives, including a potential sale of the Energy segment, during the third quarter of 2008. If we are able to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.

Profitability – We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients. This strategy is evident in our current mix of contracts, including the FEMA contract mentioned above for Engineering and our service contracts in the Energy segment.

Innovation – We strive to constantly and consistently innovate ways to deliver services to our clients. For example, we executed the design for an accelerated bridge replacement of a deteriorating 37-year-old bridge in Utah. This complex project involved precise engineering for design of the new bridge (which was constructed in an adjacent area) and support structures, as well as removal of the old bridge, maneuvering the new deck into position, and sliding it into place in a single weekend. Additionally, we utilize mapping and geographic information technology in a number of innovative ways, including estimating damage to homes and other facilities in the aftermath of hurricanes.

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

This model has the potential to enhance our operating margins as well as our clients’. Onshore, we have taken over full managerial and administrative responsibility for clients’ producing properties. Offshore, the segment has organized a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, we are working under managed services agreements with oil and gas producers in the Gulf of Mexico and in the Powder River Basin in Wyoming. Several of these managed services contracts have incentive features that could result in additional payments to us based on our performance.

The segment also operates in over a dozen foreign countries, with major projects in Venezuela, Thailand, Algeria and Nigeria. The local political environment in certain of these countries subjects our related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon our experience with these clients, after giving effect to our related allowance for doubtful accounts balance at December 31, 2007, we believe that these receivable balances will be fully collectible within one year. This segment also has some exposure to currency-related gains and losses but a substantial amount of our foreign transactions are settled in the same currency, thereby greatly reducing our exposure to material currency transaction gains and losses.

Domestic and Foreign Operations

For the years ended December 31, 2007, 2006 and 2005, our percentages of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 89%, 87% and 88%, respectively. The majority of our domestic revenues comprises engineering work performed in the Mid-Atlantic region of the U.S. and operations and maintenance work performed by our Energy segment in Texas, Louisiana, Wyoming, and the Gulf of Mexico. Our foreign revenues are derived primarily from our Energy segment.

Contract Backlog

	As of December 31,
(in millions)	2007	2006
Engineering
Funded	$425.6	$337.3
Unfunded	696.6	719.8

Total Engineering	1,122.2	1,057.1
Energy	191.7	238.6

Total	$1,313.9	$1,295.7

For our Engineering segment, funded backlog consists of that portion of uncompleted work represented by signed contracts and/or approved task orders, and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog incrementally includes that portion of contract value for which options have not yet been exercised or task orders have not been approved. We refer to this incremental contract value as unfunded backlog. U.S. government agencies, and many state and local governmental agencies, operate under annual fiscal appropriations and fund various contracts only on an incremental basis. In addition, our clients may terminate contracts at will or not exercise option years. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies; therefore, no assurance can be given that all backlog will be realized.

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

Engineering

The increase in Engineering’s backlog as of December 31, 2007 resulted from new work orders totaling $10 million being performed by us for our unconsolidated Engineering subsidiary operating in Iraq, the addition of two environmental services contracts totaling $16 million and various new transportation contract awards. As of December 31, 2007 and December 31, 2006, approximately $57 million and $64 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Although we expect additional funding authorizations, we do not anticipate realizing all of our unfunded FEMA backlog balance (totaling $323 million at December 31, 2007) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior to March 10, 2009 to continue for approximately three years. In the future, we may be required to reduce our FEMA backlog as better estimates become available. During 2008, we will compete for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program.

Energy

The decrease in Energy’s backlog for 2007 primarily resulted from the completion of certain existing domestic onshore managed service contracts. Several new onshore managed services projects are currently in the discussion and proposal stages.

Significant Customers

Contracts with various branches of the U.S. government accounted for 27%, 27% and 31% of our total contract revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Our contracts with FEMA accounted for approximately 14%, 15% and 20% of our revenues in 2007, 2006 and 2005, respectively.

Competitive Conditions

Our business is highly competitive with respect to all principal services we offer. Our Engineering and Energy segments compete with numerous public and private firms that provide some or all of the services that we provide. In the Engineering segment, our competitors range from large national and international architectural, engineering and construction services firms to a vast number of smaller more localized firms. In the Energy segment, we compete with units of large oil and gas services firms, and smaller privately-held companies.

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

Personnel

At December 31, 2007, we had 4,546 total employees, of which our Engineering segment had 2,239 employees, our Energy segment had 2,263 employees, and our Corporate staff included 44 employees. Of our total employees, 4,252 were full-time and 294 were part-time. Certain employees of our 53%-owned Nigerian subsidiary are subject to an industry-based, in-country collective bargaining agreement. The remainder of our workforce is not subject to collective bargaining arrangements. We believe that our relations with employees are good.

Executive Officers

The following represents a listing of our executive officers as of May 31, 2008.

Bradley L. Mallory – Age 55; President and Chief Executive Officer of Michael Baker Corporation since February 2008. Formerly Chief Operating Officer of Michael Baker Corporation from October 2007 to February 2008; President of Engineering of Michael Baker Jr., Inc. from November 2003 to October 2007; Senior Vice President of Michael Baker Jr., Inc. from March 2003 to October 2003; and Secretary of Transportation of the Commonwealth of Pennsylvania from 1995 to 2003.

Richard L. Shaw – Age 81; Chairman of the Board since 1993. Formerly Chief Executive Officer from September 2006 to February 2008; Chief Executive Officer from 1999 to 2001; President and Chief Executive Officer from 1993 through 1994; and President and Chief Executive Officer from 1984 to 1992. Mr. Shaw has held various positions since joining Michael Baker in 1952.

Craig O. Stuver – Age 47; Acting Chief Financial Officer of Michael Baker Corporation since September 2007, and Senior Vice President, Corporate Controller, Treasurer and Chief Accounting Officer since 2001. Prior to joining us, Mr. Stuver served as a vice president of finance for Marconi Communications from 2000 to 2001. Mr. Stuver was also previously employed by us from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

H. James McKnight – Age 63; Executive Vice President, General Counsel and Secretary since June 2000. Mr. McKnight has been employed by us since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Joseph R. Beck – Age 63; Director of Corporate Development since March 2008. Mr. Beck joined Michael Baker Corporation as an Operations Manager in June 2004. Prior to joining Michael Baker Corporation, Mr. Beck was a Senior Vice President with The IT Group from 1994 to 2002 and was a private consultant and an adjunct professor at the University of Pittsburgh from 2002 to 2004.

David G. Greenwood – Age 56; Executive Vice President – Marketing, Engineering Segment since April 2005. Mr. Greenwood previously served in various operational and marketing capacities with us since 1973, including Vice President and Senior Vice President of Michael Baker Jr., Inc. from 1994 to April 2005.

David G. Higie – Age 52; Vice President of Corporate Communications and Investor Relations for Michael Baker Corporation since 2006. Mr. Higie joined Michael Baker Corporation in 1996 as Director of Corporate Communications.

James R. Johnson – Age 55; Senior Vice President – Marketing, Energy Segment since August 2005. Mr. Johnson previously served as a Senior Regional Manager of Operations with Baker Hughes Inc. from 1991 to 2005. Prior to joining Baker Hughes, Mr. Johnson served as a Senior Business Development Manager with Eastman Christiansen Inc. from 1986 to 1991.

G. John Kurgan – Age 58; Executive Vice President – Engineering Segment since 2007. Mr. Kurgan was previously a Senior Vice President of Michael Baker Jr., Inc. from 1995 to 2007. Mr. Kurgan has held various positions since joining Michael Baker in 1974.

John D. Whiteford – Age 48; Acting General Manager of our Energy Segment since July 2006. Formerly Executive Vice President of Michael Baker Jr., Inc., and Manager of our North Region from 2000 to 2006. Mr. Whiteford previously served in various capacities with us since 1983, including Vice President of our Energy segment from 1997 to 2000.

Edward L. Wiley – Age 65; Executive Vice President – Engineering Segment since 2005. Mr. Wiley has also served as an Executive Vice President of Michael Baker Jr., Inc. Mr. Wiley has held various positions since joining Michael Baker in 1965.

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

We have made acquisitions which have resulted in the recording of goodwill and intangible assets within our organization. Our goodwill balance of each reporting unit, as defined by SFAS 142, is evaluated for potential impairment during the second quarter of each year and in certain other circumstances. Reporting units for purposes of this test are identical to our operating segments. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach,” which is based on estimates of future net cash flows and the “Market Approach,” which observes transactional evidence involving similar businesses. If these assets become impaired, a material write-off in the required amount could lead to reductions in our profits.

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

We cannot assure that our funded or unfunded backlog will be realized as revenues or that, if realized, it will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, revenues may occur unevenly over current and future periods. In addition, our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. In addition, most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Project cancellations, delays and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

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

Many aspects of our foreign operations are subject to governmental regulations in the countries in which we operate, including regulations relating to currency conversion, repatriation of earnings, taxation of our earnings and the earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.

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

Item 2.  Properties.

Our headquarters office is located in Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our Corporate and Engineering staff. Our Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, our Engineering segment also has a major leased office in Alexandria, VA, and leased other office space totaling approximately 500,000 square feet in the U.S. and Mexico as of December 31, 2007. Likewise, our Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 144,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2016.

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

Class Action Complaints. Subsequent to our February 2008 announcement of our intention to restate our financial statements for the first three quarters of 2007, four separate complaints were filed by holders of our common stock against us, as well as certain of our current and former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of our common stock between March 19, 2007 and February 22, 2008. The complaints alleged that we and certain of our current and former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.

In June 2008, all of the cases were consolidated into a single action. Following the appointment of the lead plaintiff and approval of its selection of counsel, a consolidated amended complaint will likely be filed. We intend to defend this lawsuit vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

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

Holders

As of May 31, 2008, we had 1,092 holders of our Common Stock.

Dividends

Our present policy is to retain any earnings to fund our operations and growth. We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future. Our Credit Agreement with our banks places certain limitations on dividend payments.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2007.

Purchases of Equity Securities

Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2007.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the Common Stock Michael Baker Corporation, (2) the PHLX Oil Service Sector, (3) the Russell 2000 Index, and (4) our peer group (consisting of URS Corporation and Tetra Tech, Inc.). The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented.

Item 6. Selected	Financial Data.

A summary of selected financial data for the five years ended December 31, 2007 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

A discussion and analysis of our results of operations, cash flow and financial condition is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 to this Form 10-K. This discussion is incorporated herein by reference.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

As of December 31, 2007 and 2006, we had interest rate risk related to highly liquid investments included in our cash and cash equivalents (“variable-rate investments”), which totaled $10.4 million as of December 31, 2007 and $0.3 million as of December 31, 2006. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 3.84% as of December 31, 2007, to a weighted average interest rate of 3.45%), annual interest income would have been approximately $40,000 lower in 2007 based on the outstanding balance of variable-rate investments as of December 31, 2007. Assuming a 10% decrease in interest rates on these variable-rate investments (i.e., a decrease from the actual weighted average interest rate of 4.44% as of December 31, 2006, to a weighted average interest rate of 4.00%), annual interest income would have been approximately $1,200 lower in 2006 based on the outstanding balance of variable-rate investments as of December 31, 2006. In addition, as of December 31, 2006, our primary interest rate risk related to our variable-rate debt obligations, which totaled $11.0 million. Assuming a 10% increase in interest rates on these variable-rate debt obligations (i.e., an increase from the actual weighted average interest rate of 8.00% as of December 31, 2006, to a weighted average interest rate of 8.80%), annual interest expense would have been approximately $88,300 higher in 2006. We had no variable-rate debt obligations as of December 31, 2007 and no interest rate swap or exchange agreements as of December 31, 2007 and 2006. Based on the foregoing discussion, we have no material exposure to interest rate risk.

We have several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2007, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 9.2% of our consolidated total assets at December 31, 2007, and 4.8% of our consolidated revenues for the year then ended. In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries’ assets and liabilities reflect ordinary course accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, we have no material exposure to foreign currency exchange rate risk. We have no foreign currency exchange contracts.

Based on the nature of our business, we have no direct exposure to commodity price risk.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report thereon of our independent registered public accounting firm (Deloitte & Touche LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the report thereon, and the supplementary financial information are incorporated herein by reference.

Deloitte & Touche LLP audited our consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Notwithstanding this determination, our management has concluded that the financial statements included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that:

(i)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

(ii)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007:

1.	We did not maintain effective controls over the posting of manual journal entries. Specifically, appropriately experienced personnel did not review manual journal entries in sufficient detail to identify accounting errors associated with manual revenue accruals within our Energy segment’s domestic onshore managed services projects. This control deficiency resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to the previously issued 2006 financial statements and unaudited interim financial information as described in Note 2 and Note 21, respectively, to the audited consolidated financial statements included in this Form 10-K. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

2.	We did not maintain effective project accounting related controls, including monitoring, over our Energy segment’s domestic onshore managed services projects. Specifically, we did not have a complement of operations and accounting personnel reviewing project profitability or unbilled revenue realizability in sufficient detail to identify the accounting errors. These control deficiencies resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to previously issued 2006 financial statements and unaudited interim financial information as described in Note 2 and Note 21, respectively, to the audited consolidated financial statements included in this Form 10-K. Additionally, these control deficiencies, when aggregated, could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.

Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s internal control over financial reporting was not effective at December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, and that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation

We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses discussed above:

(1)	We improved our manual journal entry process within our Energy segment by requiring representatives from Finance and Project Accounting to review manual revenue related journal entries, thus further segregating the review and approval functions, updating and then re-communicating our revised policies and procedures; and training personnel on manual revenue related journal entry requirements (began in the first quarter of 2008).

(2)	We enhanced our reviews of project profitability and unbilled revenue realizability on all Energy segment domestic onshore managed services projects by improving and then re-communicating our policies and procedures. Improvements included, but were not limited to, standardizing the processes for gathering, reporting and reviewing project financials; requiring the appropriate operations and financial personnel review of this financial information; and requiring documentation and distribution of the project profitability analyses to Corporate Finance (began in the first quarter of 2008). In addition, in the first quarter of 2008, we conducted training on revenue recognition requirements.

(3)	We re-emphasized to our Energy segment senior management the need to focus on effective operations and financial personnel collaboration as a means of mitigating significant risks and strengthening our control environment. In this regard, we have stressed the importance of operations and financial personnel collaborating and interacting during the monthly accounting close and financial reporting processes (began in the first quarter of 2008).

(4)	We are in the process of reviewing staff competencies within our Energy segment and will use the results of that review in our overall financial statement risk assessment process. This process will include an assessment of the knowledge and experience of management and supervisory personnel within the Energy segment’s Finance Department (began in the second quarter of 2008).

(5)	We made personnel changes that strengthen the control environment within the Energy segment’s Finance Department. Specifically, we hired a Controller and a Project Accountant for the Energy segment, and terminated the Energy segment’s CFO and Manager of Project Accounting in the second quarter of 2008. With assistance from the new Controller, we began working to fill additional financial positions, including project accountants and an Assistant Controller – Projects (began in the second quarter of 2008).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Michael Baker Corporation

We have audited Michael Baker Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified and included in management’s assessment:

1.	The Company did not maintain effective controls over the posting of manual journal entries. Specifically, appropriately experienced personnel did not review manual journal entries in sufficient detail to identify accounting errors associated with manual revenue accruals within the Company’s Energy segment’s domestic onshore managed services projects. This control deficiency resulted in the misstatement of revenue and unbilled revenue accounts and required restatement to the previously issued 2006 consolidated financial statements and unaudited interim financial information as described in Note 2 and Note 21, respectively, to the audited consolidated financial statements included in this Form 10-K. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

2.	The Company did not maintain effective project accounting related controls, including monitoring, over the Company’s Energy segment’s domestic onshore managed services projects. Specifically, the Company did not have a complement of operations and accounting personnel reviewing project profitability or unbilled revenue realizability in sufficient detail to identify the accounting errors. These control deficiencies resulted in the misstatement of revenue and unbilled revenue accounts and required restatement to the previously issued 2006 consolidated financial statements and unaudited interim financial information as described in Note 2 and Note 21, respectively, to the audited consolidated financial statements included in this Form 10-K. Additionally, these control deficiencies, when aggregated, could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that these control deficiencies, in the aggregate, constitute a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our reports on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our reports dated June 27, 2008 expressed unqualified opinions on those consolidated financial statements and financial statement schedule. Our report on the consolidated financial statements included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 in 2007.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania June 27, 2008

Item 9B.  Other Information.

Effective April 25, 2001, we entered into a Consulting Agreement with Richard L. Shaw when he previously retired from his position as Chief Executive Officer. Through subsequent amendments, this agreement has been extended through April 26, 2009. The Consulting Agreement provides an annual compensation amount for consulting services in addition to us covering the costs of health insurance and maintains life insurance for Mr. Shaw. The Consulting Agreement also provides for a supplemental retirement benefit commencing at the expiration of the consulting term.

Effective September 14, 2006, Mr. Shaw’s compensation for the consulting services under the agreement was temporarily suspended due to his re-employment by us as our Chief Executive Officer. Effective March 1, 2008, compensation under the Consulting Agreement resumed upon Mr. Shaw’s retirement.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain information regarding our directors and nominees as of May 31, 2008. All of the directors with the exception of Mr. Mark E. Kaplan and Mr. Bradley L. Mallory were elected directors by Michael Baker’s shareholders at the 2007 Annual Meeting. Except as otherwise indicated, each director and nominee has held the principal occupation listed or another executive position with the same entity for at least the past five years.

Mr. William J. Copeland, whose term of service is expiring in 2008, has not been re-nominated to serve on the Board. However, in recognition of Mr. Copeland’s years of service, and to continue to leverage Mr. Copeland’s years of experience and industry knowledge, the Board will appoint Mr. Copeland as an Emeritus Director to serve a one-year term expiring in 2009. As an Emeritus Director, Mr. Copeland may attend and participate in Board meetings, but he will not have voting rights.

Robert N. Bontempo, Ph.D. Age 48 Director since 1997	Professor at Columbia University School of Business since 1994. Formerly: Assistant Professor of International Business at Columbia University Graduate School of Business from 1989 to 1994.

William J. Copeland Age 89 Director since 1983	Retired. Formerly: Chairman of the Board of Michael Baker Corporation; Vice Chairman of the Board of PNC Financial Corp. and Pittsburgh National Bank.

Nicholas P. Constantakis, CPA Age 68 Director since 1999	Retired. Formerly: Partner, Andersen Worldwide SC (independent public accountants and consultants) from 1961 to 1997. Holds numerous investment company directorships in the Federated Fund Complex where he is a member of the Audit Committee. From 2005 to 2008, he was Chairman of the Audit Committee of the Funds.

Mark E. Kaplan, CPA Age 46 Director since February 2008	Senior Vice President and Chief Financial Officer of Duquesne Light Holdings since 2005 and a Director of the Wesmark Funds, a mutual fund complex, where he is the Chairman of the Wesmark Funds Audit Committee. Formerly: Managing Director of CLJ Consulting Group (management consulting) from 2004 to 2005; Served in various capacities with Weirton Steel Corporation (integrated steel mill), including as President and Chief Financial Officer, from 1995 until 2004.

Robert H. Foglesong Age 62 Director since April 2006	Special Assistant with Mississippi State University and a Director of Massey Engineering, Stark Aerospace Inc., and CDEX Inc. Dr. Fogelsong serves on the Compensation Committee of CDEX Inc. and on the Finance Committee and Compensation Committee of Stark Aerospace Inc. Formerly: President of Mississippi State University. Prior to Mississippi State University, General Foglesong had a 33-year career with the United States Air Force, including serving as Vice Commander, and retiring in 2006 as a four star general and Commander, United States Air Force Europe. Founded and leads the Appalachian Leadership and Education Foundation.

Roy V. Gavert, Jr. Age 74 Director since 1988	Chairman of Horton Company (manufacturer of valves for household appliances) since 1989. Formerly: President and Chief Executive Officer of Kiplivit North America, Inc. (manufacturing); Chairman of World Class Processing, Inc. (manufacturing); retired Executive Vice President, Westinghouse Electric Corporation. Director Fincom, Inc.; formerly a Trustee of Bucknell University.

Bradley L. Mallory Age 55 Director since February 2008	President and Chief Executive Officer of Michael Baker Corporation since February 2008. Formerly Chief Operating Officer of Michael Baker Corporation from October 2007 to February 2008; President of Engineering of Michael Baker Jr., Inc. from November 2003 to October 2007; Senior Vice President of Michael Baker Jr., Inc. from March 2003 to October 2003; and Secretary of Transportation of the Commonwealth of Pennsylvania from 1995 to 2003.

John E. Murray, Jr., S.J.D. Age 75 Director since 1997	Chancellor of Duquesne University since 2001; Professor of Law of Duquesne University since prior to 1995. Formerly: President of Duquesne University from 1988 until 2001. Holds numerous investment company directorships in the Federated Fund Complex.

Pamela S. Pierce Age 53 Director since 2005	Executive Vice President of ZTown Investments, Inc. (private oil and gas producers); Member, Board of Managers and Chair of the Compensation Committee of Laredo Petroleum, Inc. (private oil and gas producers). Formerly: President of Huber Energy until 2004; President and Chief Executive Officer of Mirant Americas Energy Capital and Production Company from 2000 until 2002.

Richard L. Shaw Age 81 Director since 1965	Chairman of the Board since 1993. Formerly Chief Executive Officer from September 2006 to February 2008; Chief Executive Officer from 1999 to 2001; President and Chief Executive Officer from 1993 through 1994; and President and Chief Executive Officer from 1984 to 1992. Mr. Shaw has held various positions since joining Michael Baker in 1952.

The Audit Committee

The Audit Committee met ten times in 2007. The Audit Committee members are Dr. Bontempo, Mr. Constantakis, Mr. Gavert and Mr. Kaplan. Dr. Bontempo served as the Audit Committee’s Chairman until his resignation on November 1, 2007, when Mr. Constantakis was appointed Chairman. Mr. Kaplan was appointed to the Audit Committee in February 2008. The Board of Directors has concluded that all Audit Committee members are independent as defined by the American Stock Exchange listing standards. In addition, the Board has determined that both Mr. Constantakis and Mr. Kaplan qualify as “audit committee financial experts,” as such is defined by the regulations of the Securities and Exchange Commission.

Executive Officers

Information relating to our executive officers is set forth in Part I of this Form 10-K under the caption “Executive Officers.” This information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of beneficial ownership and changes in beneficial ownership of Michael Baker Corporation stock. Directors and officers must furnish us with copies of these reports. Based on these copies and directors and executive officers’ representations, we believe all directors and executive officers complied with the requirements in 2007, except for the reporting of initial beneficial ownership, the exercise of options for 1,000 shares and the sale of 3,996 shares of stock for Mr. Greenwood, which were reported on Forms 3 and 4 filed on September 14, 2007.

Code of Ethics for Senior Officers

The Company has adopted a Code of Ethics for Senior Officers that includes the provisions required under applicable Securities and Exchange Commission regulations for a code of ethics. A copy of the Code of Ethics for Senior Officers is posted on our website at http://www.mbakercorp.com and is available in print to any shareholder who requests it. In the event that we make any amendments to or waivers from this Code, we will discuss the amendment or waiver and the reasons for such on our website.

The obligations of the Code of Ethics for Senior Officers supplement, but do not replace, the Code of Business Conduct applicable to our directors, officers and employees. A copy of the Code of Business Conduct is posted on our website at http://www.mbakercorp.com and is available in print to any shareholder who requests it.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during 2007. The discussion focuses primarily on the information contained in the tables and related footnotes and narrative for 2007, but we also describe compensation actions taken prior to 2007 to the extent it enhances the understanding of our executive compensation disclosure.

The principal elements of our executive compensation program are base salary, annual incentive compensation and long-term incentive compensation. The Company’s other benefits and perquisites consist of group life insurance premiums paid on behalf of our executives, tax gross-up payments and matching contributions made under the Company’s 401(k) plan. The Company’s philosophy on compensation places a share of overall compensation “at risk,” thereby rewarding employees based on the overall performance of the Company.

Objectives and Philosophy

The overall objectives of our executive compensation program are:

•	to attract and retain executive officers and other key employees of outstanding ability, and to motivate all employees to perform to the full extent of their abilities;

•	to ensure that pay is competitive with other leading companies in our industries;

•	to reward executive officers and other key employees for corporate, group and individual performance; and

•	to ensure that total compensation to the executive officers as a group is not disproportionate when compared to our total employee population.

During 2007, the Compensation Committee focused on assessing whether our annual incentive compensation and long-term incentive compensation programs are structured to reward an executive’s performance in the manner in which the Compensation Committee believes is effective and appropriate. As discussed below in regards to each program, the Compensation Committee decided not to grant awards under the existing annual and long-term incentive compensation programs, but rather to use discretionary bonuses to reward executives for 2007 performance. In determining executive compensation for 2007, the Compensation Committee reviewed the relationship of an executive’s compensation to that of other executive officers of the Company, similar executive officers in comparable companies, and our current and projected growth and profitability performance. The Compensation Committee believes that executive compensation packages provided by the Company to its executives during 2007, including the named executive officers, were competitive and appropriately rewarded the named executive officers.

Compensation Process

Compensation Committee. Executive officer compensation is administered by the Compensation Committee of our Board of Directors, which is composed of three members, Drs. Murray and Bontempo and Mr. Constantakis. Dr. Murray serves as Chairman of the Compensation Committee. The Compensation Committee approved the 2007 compensation arrangements described in this compensation discussion and analysis. The Company’s Board of Directors appoints the Compensation Committee members and delegates to the Compensation Committee the direct responsibility for, among other matters:

•	reviewing and approving our compensation philosophy;

•	reviewing and approving the executive compensation programs, plans and awards; and

•	administering our short- and long-term incentive plans and other stock or stock-based plans.

The Chief Executive Officer recommends to the Compensation Committee salary adjustments for executive officers. The Committee reviews these recommendations in light of our overall compensation objectives. A final comparison is made to verify that the total percentage increase in compensation paid to the executive officers as a group is not disproportionate to the percentage increase applicable to other Company employee groups. The Compensation Committee annually reviews market data by reviewing executive compensation surveys compiled by third-party consultants, compensation of an industry peer group and compensation of a group of local companies to assess our competitive position for the three components of executive compensation (base salary, annual incentives and long-term incentives). All recommendations of the Compensation Committee relating to compensation of our executive officers are reviewed and approved by the full Board of Directors.

The Compensation Committee annually reviews market data compiled by third-party consultants, along with general industry information and other relevant data to assess the competitiveness of the Chief Executive Officer’s salary, and based on this review approves in advance any salary increase for the Chief Executive Officer.

Role of Compensation Experts. Pursuant to its charter, the Compensation Committee is authorized to engage compensation consultants of its selection to advise it with respect to our salary and incentive compensation and benefits programs. The Compensation Committee has historically engaged compensation consultants for a variety of purposes. The Compensation Committee regularly reviews data from multiple third party sources in connection with the performance of its duties, including data compiled by or provided by compensation consultants. William M. Mercer Incorporated assisted in the development of our short-term incentive compensation plan, referred to as the Line of Sight Plan. The Compensation Committee did not engage compensation consultants to assist in determining the 2007 compensation of our executive officers.

Role of Michael Baker’s Executive Officers in the Compensation Process. The Chief Executive Officer recommends to the Compensation Committee salary adjustments for executive officers. No other executive officer has a role in setting executive compensation.

Components of Compensation

The Company’s 2007 compensation consists of base salary and program elements primarily structured to reward our executive officers for achieving certain financial and business objectives.

Base Salaries. An overall salary budget increase recommendation is compiled by the Human Resources function for all divisions of the Company. The amount of the merit increase percentage is then established and approved by the Compensation Committee at the October meeting for the next calendar year. These increases are determined by reviewing a variety of third party compensation data, for which 2007 salaries included data from: Dietrich, CompResources, and World at Work.

The Company establishes a salary range based on benchmarking for each of its executive officers’ salary grade level. The competitive norm for salary ranges for 2007 was established by reviewing data from the third party consultant surveys including Hewitt, ERI, Dietrich, CompResources and World at Work. Consideration was also given to our industry peer group. The Company’s industry peer group for benchmarking includes Tetra Tech Inc., Jacobs Engineering Group Inc., Teledyne, The Shaw Group Inc. and URS Corporation. In using this group for benchmarking, the Compensation Committee takes into consideration that many of the peer group companies have higher market capitalization and/or total revenue than the Company. Finally, consideration was given to comparable local companies to determine if the proposed ranges of executive salaries were in line with the market. This benchmarking is performed using local companies such as IGATE Corporation, Mine Safety Appliance Corporation, Black Box Corporation, Matthews International Corporation and Calgon Carbon Corporation. The use of local companies in addition to survey data and our peer group is based on the philosophy that our executives are hired from a talent pool that is not comprised of only Engineering and Energy industry executives and that the Company competes in the regional market for certain of its executive officer positions. The Company generally establishes its executive officer salary midpoint at the average midpoint determined through this benchmarking process. Based on this benchmarking process, the salary ranges for our executive officers were increased by 4% for fiscal year 2007.

Individual executive officer base salaries for our executive officers are reviewed annually at the February Compensation Committee meeting with increases to be effective in April of the fiscal year. Increases are recommended by the Chief Executive Officer. The position of the executive officer within the salary range for the executive’s position established by the benchmarking process described above and the executive’s years in the position, responsibility and contributions to the business are all taken into consideration. Individual salaries may be above or below the midpoint in the established range based on the individual’s years in the position, contribution to business results, capabilities and qualifications, potential and the importance of the individual’s position to our success. For 2007, the base salary increases for the named executive officers ranged from no increase to 15.79%. These increases are discussed further in connection with the “Summary Compensation Table” which follows.

Long-Term Incentive Compensation. Effective October 29, 2007, the Compensation Committee recommended to the Board the termination of the Company’s 2003 Long-Term Incentive Compensation Plan. The recommendation to terminate the 2003 Long-Term Incentive Compensation Plan was made after determining the Plan was too complex and as a result did not properly motivate the Company’s key employees. As a result, there were no grants made to any named executive officers under the 2003 Long-Term Incentive Compensation Plan in 2007 nor did the executives earn any awards for payout for the 2006 – 2008 performance period. In recognition of the portion of incentive compensation that was previously earned by the executives under the Plan for the 2006 – 2008 performance period but no longer eligible for payout because the plan was terminated, the Board has determined to grant each executive who accrued an award a discretionary bonus in 2007 equal to that portion of their award.

Short-Term Incentive Compensation. The Company’s short-term incentive compensation is intended to compensate executive officers directly if strategic and financial performance targets are achieved and reward executive officers for performance on those activities that are most directly under their control and for which they are responsible. The short-term incentive compensation is awarded under the 2007 Incentive Compensation Plan derived under the Line of Sight Plan developed by William M. Mercer. By providing an incentive opportunity based on market-based performance goals, the plan is designed to establish a “line of sight” between the overall performance of the Company and the individual contribution of the officer. The Compensation Committee designates participants into one of three groups. Executive officers participate in Group 1. Each participant is assigned an incentive target within 90 days of the beginning of a plan year. During 2007, the Compensation Committee reconsidered the current short-term incentive compensation plan, and determined that, while the structure may be adequate, the strategic and financial performance targets were not adequately achieving the desired impact on the executive’s behavior in order to drive the organization’s profitability. Therefore, no incentive targets were set for the named executive officers for the 2007 plan year. As a result, no short-term incentive awards were earned by our executive officers under the 2007 Incentive Compensation Plan.

The Compensation Committee may grant discretionary bonuses to executive officers under the 2007 Incentive Compensation Plan. Since the Long-Term Incentive Compensation Plan was terminated in October 2007, as discussed above, it was necessary to recognize superior performance by the named executive officers during 2007 by granting additional amounts as discretionary bonuses. During 2007, the Compensation Committee recommended to the Board, who determined to increase the size of the discretionary pool available for distribution from $500,000 to $2,000,000. Discretionary bonuses were granted to executive officers for 2007 performance.

Stock Ownership Requirements. We do not currently have any policy or guidelines that require a specified ownership of the Company’s common stock by our directors or executive officers or stock retention guidelines applicable to equity-based awards granted to directors and executive officers. As of May 31, 2008, our Directors and executive officers as a group owned approximately 2.55% of the Company’s outstanding common stock.

Perquisites and Other Personal Benefits. Supplemental benefits are offered to selected executive officers with the goal of attracting and retaining key executive talent. We provide the following perquisites to our executive officers: group life insurance premiums paid on behalf of our executives, tax gross-up payments and matching contributions made under the Company’s 401(k) plan.

Post-termination Compensation

The Company does not generally provide employment or severance agreements to its executive officers. However, as discussed below, Mr. Shaw has both an Employment Agreement and a Consulting Agreement under which he is provided certain post-termination benefits. In June 2008, we also entered into an employment agreement with Mr. Mallory under which he is provided certain post-termination benefits. In connection with the potential sale of the Energy business segment, Mr. Whiteford, along with a group of key Energy executives and managers, entered into retention agreements with the Company in 2007. Mr. Whiteford’s Retention Agreement included (i) an amount which would be paid out upon the successful completion of the divestiture of the Energy segment, and (ii) an amount to be paid six months after the signing of the Retention Agreement for remaining in his position during the negotiation of the sale. The six-month retention component was paid out in December 2007.

Tax Implications of Executive Compensation. The Company’s aggregate deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code of 1986, as amended, to the extent the aggregate amount paid to an executive officer exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code.

Stock Option Practices. We do not have an active stock option plan for our executive officers. The terms of prior plans included provisions to award stock options to purchase the Company’s common stock to executive officers at or above the fair market value of the Company’s common stock at the grant date.

Summary Compensation Table

This table shows the compensation for each person serving as the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly paid executive officers, other than the Chief Executive Officer and Chief Financial Officer, in 2007. The table also includes data for an officer who would have been one of the other highly paid officers if he was still in office at December 31, 2007.

Name and Principal Position	Year	Salary	Bonus(2)		Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(6)	Total
Richard L. Shaw	2007	$430,498	—		$5,040	(4)	—	—	—	$70,029	$505,567
Chief Executive Officer	2006	$112,592	—		$16,698	(4)	—	—	—	$323,341	$452,631
(Principal Executive Officer)(1)

Craig O. Stuver	2007	$201,700	$20,104		—		—	$12,450	—	$9,042	$243,296
Senior Vice President, Acting Chief
Financial Officer, Corporate Controller and Treasurer
(Principal Financial Officer)(1)

William P. Mooney	2007	$204,622	—		—		—	—	—	$41,960	$246,582
Former Executive Vice President and Chief Financial Officer(1)	2006	$276,755	—		—		—	—	—	$9,623	$286,378

Bradley L. Mallory	2007	$246,405	$42,930		—		—	$12,450	—	$11,745	$313,530
Chief Operating Officer(1)	2006	$238,040	—		—		—	—	—	$12,018	$250,058

H. James McKnight	2007	$263,203	$46,414		—		—	$12,450	—	$15,986	$338,053
Executive Vice	2006	$259,697	—		—		—	—	—	$19,958	$279,655
President, General
Counsel and Secretary

John D. Whiteford	2007	$266,800	$157,224	(3)	—		—	—	—	$10,737	$434,761
Corporate Executive Vice President	2006	$246,953	—		—		—	—	—	$13,526	$260,479

(1)	Mr. Shaw resigned as Chief Executive Officer in February 2008. Mr. Stuver assumed the role of acting Chief Financial Officer on September 10, 2007, succeeding Mr. Mooney who previously resigned. Mr. Mallory became President and Chief Executive Officer in February 2008.

(2)	Includes the dollar amount granted by the Board as a discretionary bonus to each named executive officer who accrued an award under the 2003 Long-Term Incentive Compensation Plan but was no longer eligible for payout for the amount previously earned. The Board approved a discretionary bonus for Mr. Shaw of $215,249, which represents 50% of his 2007 base salary; however Mr. Shaw declined acceptance of the bonus.

(3)	Includes the retention bonus amount paid to Mr. Whiteford pursuant to his Retention Agreement, which is described above.

(4)	Reflects the dollar amount recognized in our financial statements for fiscal years 2006 and 2007 in accordance with FAS 123(R) related to the award of restricted stock under the 1996 Nonemployee Directors Stock Incentive Plan. For the assumptions used in the calculation of this amount under FAS 123(R), see Note 19 of the Consolidated Financial Statements in the Annual Report for the year ended December 31, 2007.

(5)	As discussed in the “Compensation Discussion and Analysis” above, the Compensation Committee determined the 2003 Long-Term Incentive Plan was too complex and as a result did not properly motivate the Company’s key employees. Additionally, no short-term incentive targets were set for the named executive officers for the 2007 plan year. As a result, no short-term incentive awards were earned by our executive officers under the 2007 Incentive Compensation Plan nor were any awards earned under the 2003 Long-Term Incentive Plan. However, as indicated above, the Board granted discretionary bonuses to executive officers under the 2007 Incentive Compensation Plan. No awards were earned during 2006 because the applicable performance goals were not achieved.

(6)	The amount of all other compensation for each named executive officer in 2006 and 2007 includes the following:

Name	Year	401(k) Match	Group Life Premiums	Medical Insurance Premiums	Post- Retirement Benefit		Tax Gross up	Club Dues	Director Fees		Consulting Fees		Termination Benefits		Total
Richard L. Shaw	2007	—	$51,783	$8,799	$5,000	(1)	$1,399	$3,048	—		—		—		$70,029
	2006	—	$46,594	$5,533	$154,000	(1)	—	—	$37,525	(2)	$79,689	(3)	—		$323,341

Craig O. Stuver	2007	$9,042	—	—	—		—	—	—		—		—		$9,042

William P. Mooney	2007	—	$1,399	—	—		—	—	—		—		$40,561	(4)	$41,960
	2006	—	$983	—	—		$2,645	$5,995	—		—		—		$9,623

Bradley L. Mallory	2007	$10,125	$1,620	—	—		—	—	—		—		—		$11,745
	2006	$8,937	$817	—	—		$693	$1,571	—		—		—		$12,018

H. James McKnight	2007	$10,125	$5,861	—	—		—	—	—		—		—		$15,986
	2006	$8,937	$5,623	—	—		$1,652	$3,746	—		—		—		$19,958

John D. Whiteford	2007	$10,125	$612	—	—		—	—	—		—		—		$10,737
	2006	$9,225	$518	—	—		$1,158	$2,625	—		—		—		$13,526

(1)	Reflects the dollar amount recognized in our financial statements for fiscal year 2006 and 2007 for the post-retirement benefits payable under Mr. Shaw’s Employment Agreement or Consulting Agreement discussed below.

(2)	Reflects director fees earned by Mr. Shaw for his service as a director prior to his appointment as Chief Executive Officer in September 2006 as follows: Board Retainer $12,750, Executive Committee Chair $1,875, Chairman of the Board $11,250 and Board Meeting Fees $11,650.

(3)	Reflects earnings by Mr. Shaw under his Consulting Agreement, discussed below, prior to his appointment as Chief Executive Officer in September 2006.

(4)	Reflects payout of earned but unused vacation through Mr. Mooney’s date of departure in September 2007 of $40,561.

During 2007, our executive officers did not have employment agreements except for our former Chief Executive Officer, Mr. Shaw. The Company entered into an Employment Agreement with Richard L. Shaw in April 1988, which was supplemented a variety of times during his tenure as Chief Executive Officer. The latest supplement occurred effective September 14, 2006 when Mr. Shaw resumed the full-time position of Chief Executive Officer at an annual salary of $430,498 after the departure of Mr. Fusilli on September 12, 2006. This salary reflects an increase of $5,492 from his previous Chief Executive Officer salary of $425,006 when he retired in April 2001. In addition, the agreement provides for the payment of the costs of health insurance for both Mr. and Mrs. Shaw for life and maintenance of life insurance for Mr. Shaw. This Agreement also provides for a supplemental retirement benefit of $5,000 per month commencing on expiration of the Agreement until both Mr. and Mrs. Shaw are deceased. The 2006 Supplement suspended payments under Mr. Shaw’s Consulting Agreement, discussed below, during the period he was employed as the Company’s Chief Executive Officer, although its term continued to run.

Mr. Shaw also has a Consulting Agreement, which was amended and restated on April 25, 2001 upon his resignation as Chief Executive Officer, whereby he agreed to perform consulting services for the Company for a two-year term. The Consulting Agreement has been extended for a variety of two or one-year periods through April 2009. The Consulting Agreement provides annual compensation equal to 25% of Mr. Shaw’s previous salary of $425,006. In addition, under the Consulting Agreement, the Company covers the costs of health insurance and maintains life insurance for Mr. Shaw. The Consulting Agreement also provides for a supplemental retirement benefit of $5,000 per month commencing at the expiration of the consulting term. The supplemental retirement benefit under the Consulting Agreement replaces, and is not in addition to, the supplemental retirement benefit under the Employment Agreement. As noted above, payments under the Consulting Agreement were suspended during the period Mr. Shaw was employed as the Company’s Chief Executive Officer, although its term continued to run.

For 2007, the base salary increases resulting from the process described in the Compensation Discussion and Analysis for the other named executive officers ranged from 0 to 15.79% as follows:

Mr. Shaw	0.00%
Mr. Stuver	15.79%
Mr. Mooney	0.00%
Mr. Mallory	10.00%
Mr. McKnight	0.00%
Mr. Whiteford	4.00%

Mr. Stuver’s salary was increased by 5.27% in May 2007 and increased by 10% when he assumed new duties in September 2007. Mr. Mallory’s salary was increased by 10% when he assumed new duties in October 2007.

Grants of Plan-Based Awards for 2007

As discussed in the Compensation Discussion and Analysis above, the Company did not set an incentive target for the named executive officers for 2007 under the 2007 Incentive Plan. As a result, no short-term incentive awards were earned by our executive officers under the 2007 Incentive Compensation Plan.

Effective October 29, 2007, the Compensation Committee recommended to the Board the termination of the Company’s 2003 Long-Term Incentive Compensation Plan. The recommendation to terminate the 2003 Long-Term Incentive Compensation Plan was made after determining the Plan was too complex and as a result did not properly motivate the Company’s key employees. As a result, there were no grants made to any named executive officers under the 2003 Long-Term Incentive Compensation Plan during 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards at December 31, 2007 for the individuals named in the “Summary Compensation Table” set forth above.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard L. Shaw	1,000	—	—	$10.125000	4/24/2008	—	—	—	—
	1,000	—	—	$7.812500	7/02/2009	—	—	—	—
	2,000	—	—	$10.02500	4/26/2011	—	—	—	—
	2,000	—	—	$15.03500	4/26/2012	—	—	—	—
	2,000	—	—	$8.550000	4/25/2013	—	—	—	—
	2,000	—	—	$12.625000	4/23/2014	—	—	—	—
	2,000	—	—	$20.160000	4/22/2015	—	—	—	—
Craig O. Stuver	5,000	—	—	$15.625000	2/21/2012	—	—	—	—
William P. Mooney	—	—	—	—	—	—	—	—	—
Bradley L. Mallory	—	—	—	—	—	—	—	—	—
H. James McKnight	—	—	—	—	—	—	—	—	—
John D. Whiteford	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

The following table provides information pertaining to the amounts realized on the exercise of options and the vesting of restricted stock during fiscal year 2007 for the individuals named in the “Summary Compensation Table” set forth above.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting		Value Realized on Vesting
Richard L. Shaw	1,000	$26,357	(1)(2)	1,500	(2)	$40,290	(2)
Craig O. Stuver	10,000	$197,626	(1)	—		—
William P. Mooney	19,708	$564,999	(1)	—		—
Bradley L. Mallory	—	—		—		—
H. James McKnight	—	—		—		—
John D. Whiteford	15,602	$243,865	(1)	—		—

(1)	Calculated by multiplying the number of shares by the difference between the market price of the Company’s common stock and the exercise price of the option(s) on the exercise date.

(2)	Reflects exercise of stock options and vesting of restricted shares granted to Mr. Shaw for his service as a director under the 1996 Nonemployee Directors Stock Incentive Plan.

Potential Payments on Termination or Change in Control

General

The Company does not generally provide employment or severance agreements to its executive officers. In December 2006, the Company terminated its change of control agreements with its executive officers based on the recommendation of the Chairman of the Board. During 2007, executive officers except for Mr. Shaw were covered by our standard severance policy. Under this policy, the named executive officers would have received the following amounts if termination occurred on December 31, 2007:

Craig O. Stuver	$33,846
William P. Mooney	—
Bradley L. Mallory	$15,360
H. James McKnight	$30,370
John D. Whiteford	$62,400

While these are the minimum amounts that the named executive officers would receive under the Company’s standard policy, the Company generally negotiates the terms of severance arrangements with its executive officers based on the facts and circumstances of the separation. The following analysis discusses the potential payments due to the previously-named executive officers upon a termination of employment of such officers under the existing employment arrangements and incentive plans entered into by the Company.

Employment Agreement and Consulting Agreement with Mr. Shaw

Under Mr. Shaw’s Employment Agreement and Mr. Shaw’s Consulting Agreement discussed above, Mr. Shaw is entitled to a supplemental benefit of $5,000 per month until both he and his spouse are deceased, paid life insurance premiums for himself, and paid medical insurance premiums for himself and his spouse for life. These benefits are payable after his retirement if he is not consulting. If Mr. Shaw had resigned as Chief Executive Officer and did not perform consulting services after his resignation as of December 31, 2007, the estimated value of this benefit is $962,686.

Short-Term Incentive Plan

No post-termination benefits are available under the 2007 Incentive Compensation Plan for voluntary terminations by an individual. Under this plan, any participant whose employment is terminated by the Company involuntarily other than for cause following the end of a plan year will not forfeit such participant’s right to any unpaid incentive awards for such plan year. In addition, any participant whose employment is terminated by the Company involuntarily other than for cause after June 30 of a plan year will be entitled to a pro-rated incentive award for the period of employment during such plan year, subject to the other terms and conditions of the plan and the achievement of the applicable performance goals and targets for such period. Because no incentive awards were earned in 2007, as performance goals were not met, no post-termination benefits were available for involuntary terminations under the Plan.

Long-Term Incentive Plan

The only post-termination benefit under 2003 Long-Term Incentive Plan is for death, disability or retirement. Under the Plan, if during a performance period any participant dies, becomes disabled, or retires at age 65 or older under and pursuant to any retirement plan of the Company, the participant will be entitled to receive a pro-rated incentive award for the portion of the performance period during which such participant was employed, subject to the other terms and conditions of the Plan and the achievement of the applicable performance goals and targets for such period. Because no incentive awards were earned during 2007 under the Plan, no post-termination benefits were available for death, disability or retirement under the Plan.

Board of Directors Compensation

Employee directors receive no compensation for their service on the Board of Directors. Non-employee directors receive compensation as follows. Each director of the Company receives an annual cash retainer equal to $17,000 for his or her services as director. In addition, each such director is entitled to receive $1,000 for each Board meeting that they attend in person and $750 for each Board committee meeting that they attend in person. If a director participates by telephone in a Board meeting or Board committee meeting, then such director is entitled to receive $100 for each meeting in which they participate. Further, the Chairman of the Board of Directors is entitled to receive an additional annual retainer equal to $15,000 for his services and $1,250 for each Board meeting that he attends in person. The chairmen of the Board committees, excluding the Audit Committee Chairman, are entitled to receive an additional annual retainer equal to $2,500 for their services. The Audit Committee Chairman receives an additional annual retainer equal to $4,500 for his services. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings and other activities relating to the Board or its committees.

In addition, non-employee directors participate in the 1996 Nonemployee Directors Stock Incentive Plan, which provides long-term incentive compensation to eligible directors. Under this plan, each member of the Board of Directors who is not an employee on the first business day following the annual meeting of shareholders each year is granted (i) 1,500 restricted shares which have restrictions lapse over a two-year period commencing on the date of the issuance of such restricted shares, subject to any change of control of the Company (as defined in the plan), upon which all restrictions will lapse and (ii) an option to purchase 2,000 shares of the Company’s common stock which is not exercisable until the six-month anniversary of the date of grant, subject to any change of control of the Company (as defined in the plan), upon which such options become immediately and fully exercisable.

The following table discloses compensation received by each non-employee member of our Board of Directors who served as a director during 2007:

Name	Fees Earned or Paid in Cash		Stock Awards (1)(3)(5)	Option Awards (2)(4)(6)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7)	All Other Compensation		Total
Robert N. Bontempo	$39,717	(8)	$35,359	$26,260	—	$8,460	—		$109,796
Nicholas P. Constantakis	$40,350		$35,359	$26,260	—	$2,763	$1,000	(9)	$105,732
William J. Copeland	$28,200		$35,359	$26,260	—	$2,682	—		$92,501
Robert H. Foglesong	$28,200		$30,319	$26,260	—	—	—		$84,779
Roy V. Gavert, Jr.	$42,050		$35,359	$26,260	—	—	—		$103,669
John E. Murray, Jr.	$31,900		$35,359	$26,260	—	—	—		$93,519
Pamela S. Pierce	$33,817	(8)	$35,359	$26,260	—	$1,298	—		$96,734

(1)	Reflects the dollar amount recognized in our financial statements for fiscal year 2007 in accordance with FAS 123(R) related to awards of restricted stock under the 1996 Nonemployee Directors Stock Incentive Plan.

(2)	Reflects the dollar amount recognized in our financial statements for fiscal year 2007 in accordance with FAS 123(R) related to the awards of stock options under the 1996 Nonemployee Directors Stock Incentive Plan.

(3)	The grant date fair value with regard to each director’s grant of 1,500 shares of restricted stock computed in accordance with FAS 123(R) is $40,290.

(4)	The grant date fair value with regard to each director’s grant of 2,000 stock options computed in accordance with FAS 123(R) is $26,260. For the assumptions used in valuing option awards under FAS 123(R), see Note 19 of the Consolidated Financial Statements in the Annual Report for the year ended December 31, 2007.

(5)	The aggregate number of restricted stock awards outstanding as of December 31, 2007 (some of which restrictions have lapsed) for each of the non-employee directors is as follows: Dr. Bontempo 10,500, Mr. Constantakis 9,000, Mr. Copeland 9,500, General Foglesong 3,000, Mr. Gavert 11,000, Dr. Murray 10,500 and Ms. Pierce 4,500.

(6)	The aggregate number of stock options outstanding as of December 31, 2007 for each of the non-employee directors is as follows: Dr. Bontempo 17,000, Mr. Constantakis 15,000, Mr. Copeland 17,000, General Foglesong 4,000, Mr. Gavert 6,000, Dr. Murray 17,000 and Ms. Pierce 6,000.

(7)	Represents the interest that is considered preferential because the rate of interest earned in 2007 exceeded 120% of the federal long-term rate on compensation deferred by the director under the Outside Director Deferred Compensation Plan.

(8)	All fees earned in 2007 were deferred under the Outside Director Deferred Compensation Plan.

(9)	Includes $1,000 contribution made to Villanova University under our matching gift program.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in 2007, Drs. Murray and Bontempo and Mr. Constantakis, are non-employee directors who satisfy the independence standards of the American Stock Exchange listing standards.

During 2007, the Company had no interlocking relationships in which (i) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) an executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company. No member of the Compensation Committee was at any time during the 2007 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K.

Report of the Compensation Committee

The Compensation Committee of the Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” section included in this Form 10-K with management.

Based on the review and discussion, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted,

John E. Murray, Jr.	Robert N. Bontempo	Nicholas P. Constantakis

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Director and Executive Officer Stock Ownership

Under the proxy rules of the Securities and Exchange Commission, a person beneficially owns the Company’s common stock if the person has the power to vote or dispose of the shares, or if such power may be acquired, by exercising options or otherwise, within 60 days. The table below shows the amount and percentage of the Company’s common stock that is beneficially owned, as of May 31, 2008, by the named executive officers in the “Summary Compensation Table,” our current non-employee directors/nominees, and all of our directors and executive officers as a group. Each person has sole voting power and sole dispositive power unless indicated otherwise. No shares have been pledged as security by the named executive officers, directors or director nominees.

Executive Officer	Shares Owned (1)(2)(3)		Percent of Class
Richard L. Shaw	31,205	(4)	*
Craig O. Stuver	11,027		*
William P. Mooney	—		*
Bradley L. Mallory	1,995		*
H. James McKnight	85		*
John D. Whiteford	187		*

Non-employee Director/Nominee	Shares Owned (1)(2)(3)		Percent of Class
Robert N. Bontempo	28,500		*
Nicholas P. Constantakis	34,000	(5)	*
William J. Copeland	26,500		*
Robert H. Foglesong	7,000		*
Roy V. Gavert Jr.	9,000		*
John E. Murray Jr.	27,500		*
Pamela S. Pierce	12,000		*
Directors and Executive Officers as a Group (18 persons)	224,598	(1)	2.55%

*	Less than 1%

(1)	This amount includes the number of shares of common stock indicated for each of the following persons or group which are allocated to their respective accounts as participants in the Company’s 401(k) Plan and as to which they are entitled to give binding voting instructions to the trustee of the Company’s 401(k) Plan: Mr. Mallory 699 shares, Mr. McKnight 85 shares, Mr. Stuver 5,383 shares, Mr. Whiteford 187 and all other directors and executive officers as a group 18,745 shares. The Company’s 401(k) Plan holdings have been rounded to the nearest full share.

(2)	This amount includes options that are exercisable on or within 60 days of May 31, 2008 as follows: Mr. Shaw 11,000 shares, Dr. Bontempo 16,000 shares, Mr. Constantakis 15,000 shares, Mr. Copeland 16,000 shares, General Foglesong 4,000, Mr. Gavert 6,000 shares, Dr. Murray 16,000 shares, Ms. Pierce 6,000 shares, and Mr. Stuver 5,000 and all other executive officers as a group 15,486 shares.

(3)	This amount includes restricted stock over which the Directors do not have dispositive power until restrictions lift as follows: Dr. Bontempo 3,000 shares, Mr. Constantakis 3,000 shares,

Mr. Copeland 3,000 shares, General Foglesong 3,000, Mr. Gavert 3,000 shares, Dr. Murray 3,000 shares, Ms. Pierce 3,000 shares.

(4)	This amount includes 7,500 shares gifted by Mr. Shaw to his spouse for which Mr. Shaw disclaims beneficial ownership.

(5)	This amount includes 10,000 shares gifted by Mr. Constantakis to his spouse for which Mr. Constantakis disclaims beneficial ownership.

Owners Of More Than 5%

The following table shows shareholders who are known to the Company to be a beneficial owner of more than 5% of the Company’s common stock as of December 31, 2007.

Name and Address of Beneficial Owner	Shares of Common Stock(1)		Percent of Class
Baker 401(k) Plan	966,173	(2)	10.94%
Michael Baker Corporation
Airside Business Park
100 Airside Drive
Moon Township, PA 15108

Jeffrey Gendell	602,869	(3)	6.84%
55 Railroad Avenue, 3rd Floor
Greenwich, Connecticut 06830

Wellington Management Company LLP	351,072	(4)	3.98%
75 State Street
Boston, MA 02109

(1)	Under Securities and Exchange Commission regulations, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite such person’s name.

(2)	The Company’s 401(k) Plan requires the trustee to vote the shares held by the trust in accordance with the instructions from the participants for all shares allocated to such participants’ accounts. Allocated shares for which no such instructions are given and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given. In the case of a tender offer, allocated shares for which no instructions are given are not voted or tendered and shares not allocated to the account of any employee are voted by the trustee in the same proportion as the votes for which participant instructions are given.

(3)	According to the Schedule 13G/A filed February 1, 2008, Mr. Gendell is a managing member of the following entities: Tontine Management, L.L.C., which beneficially owns, as general partner of Tontine Partners, L.P., 303,971 shares; Tontine Capital Management, L.L.C., which beneficially owns, as general partner of Tontine Capital Partners, L.P., 97,690 shares; and Tontine Overseas Associates, L.L.C., which beneficially owns 201,208 shares, and in that capacity directs their operations. Accordingly, Mr. Gendell shares both dispositive and voting power with respect to the 602,869 shares.

(4)	According to the Schedule 13G filed February 14, 2008, Wellington Management Company LLP shares voting power with respect to only 194,972 shares and dispositive power with respect to all 351,072 shares beneficially owned in its capacity as an investment advisor.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about equity awards under our equity compensation plans and arrangements in the aggregate:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	145,520	$14.70	189,500
Equity compensation plans not approved by shareholders	—	—	—

Total	145,520	$14.70	189,500

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Mr. Shaw has a Consulting Agreement, which was amended and restated on April 25, 2001 upon his resignation as Chief Executive Officer, whereby he agreed to perform consulting services for the Company for a two year term. The Consulting Agreement has been extended for a variety of two or one year periods through April 2009. The Consulting Agreement provides annual compensation equal to 25% of Mr. Shaw’s previous salary of $425,006. In addition, under the Consulting Agreement, the Company covers the costs of health insurance and maintains life insurance for Mr. Shaw. The Consulting Agreement also provides for a supplemental retirement benefit of $5,000 per month commencing at the expiration of the consulting term. The supplemental retirement benefit under the Consulting Agreement replaces, and is not in addition to, the supplemental retirement benefit under the Employment Agreement. As noted above, payments under the Consulting Agreement were suspended during the period Mr. Shaw was employed as the Company’s Chief Executive Officer, although its term continued to run.

In order to facilitate the Company’s compliance with certain state regulatory requirements, David J. Greenwood, a registered professional engineer, held a 50% ownership interest in a Pennsylvania partnership, Baker and Associates, which was established for the purpose of practicing professional engineering in those states. Mr. Greenwood received no gain or profit from the partnership or the contracts into which it entered. All profits from such contracts are assigned by the partnership to the Company or a subsidiary.

Related Party Transaction Approval Policy. It is our policy that the Governance and Nominating Committee review and approve in advance all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission. If advance approval is not feasible, the Governance and Nominating Committee must approve or ratify the transaction at the next scheduled meeting of the Governance and Nominating Committee. Transactions required to be disclosed pursuant to Item 404 include any transaction between the Company and any officer, director or certain affiliates of the Company that has a value in excess of $120,000. In reviewing related party transactions, the Governance and Nominating Committee evaluates all material facts about the transaction, including the nature of the transaction, the benefit provided to the Company, whether the transaction is on commercially reasonable terms that would have been available from an unrelated third party, and any other factors necessary to its determination that the transaction is fair to the Company. Our Board has adopted written Related Party Transaction Policies and Procedures, a copy of which is available on the Company’s website at http://www.mbakercorp.com and is available in print to any stockholder upon request.

The Board has adopted categorical standards to assist it in determining whether its members meet the independence requirements of the American Stock Exchange. The Board has reviewed the independence of its members under the American Stock Exchange listing standards and has determined that a majority of its members are independent. Specifically, none of the following directors, Dr. Bontempo, Mr. Constantakis, Mr. Copeland, Mr. Gavert, General (Ret.) Foglesong, Mr. Kaplan, Dr. Murray and Ms. Pierce, has a material relationship with Michael Baker and each such director meets the independence requirements of the American Stock Exchange.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

This table shows the aggregate fees for services provided by Deloitte & Touche LLP for the fiscal years ended December 31, 2007 and 2006:

	2007		2006
Audit Fees	$1,529,530	(1)	$1,005,361	(1)
Audit-Related Fees	$18,000	(2)	$15,570	(2)
Tax Fees	$85,264	(3)	$78,789	(3)
All Other Fees	$156,000	(4)	$—

Total Fees	$1,788,794		$1,099,720

(1)	Deloitte & Touche LLP’s audit fees represent the aggregate fees billed for fiscal year 2007 or 2006, as indicated, for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. Included in the audit fees for fiscal year 2006 are $200,832 of fees and costs overruns associated with the 2006 audit of our financial statements. Included in the audit fees for fiscal year 2007 are $575,700 of fees and costs overruns associated with the 2007 audit of our financial statements and restatement. In addition to the audit fees included in the table for services related to fiscal year 2007, Deloitte & Touche LLP’s fees for audit services associated with our Nigerian subsidiary related to prior fiscal years, where such services were performed and billed in 2007, were $42,472.

(2)	These amounts reflect services related to the Company’s 401(k) Plan audit fees.

(3)	These amounts reflect services related to Nigerian corporate taxes, Nigerian PAYE taxes and Nigerian work-related VAT taxes. In addition to the tax fees included in the table for services related to fiscal years 2007 and 2006, Deloitte & Touche LLP’s fees for the same types of services related to prior fiscal years, where such services were performed and billed in 2007 were $45,686 and in 2006 were $98,716.

(4)	These amounts reflect fees related to the interpretation and implementation of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” and tax-related training.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm to assure that the provision of such services does not impair the registered public accounting firm’s independence.

The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. All other permitted services must be pre-approved by the Audit Committee.

The Chief Financial Officer determines whether services to be provided require pre-approval or are included within the list of pre-approved services.

All services provided by Deloitte & Touche LLP in fiscal years 2007 and 2006 were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended December 31, 2007
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007
Consolidated Statements of Shareholders’ Investment for each of the three years in the period ended December 31, 2007
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

(a)(2)	Financial statement schedule for the year ended December 31, 2007:

Schedule II – Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Financial Statement Schedule for the years ended December 31, 2007 and 2006 (included as Exhibit 99.1 to this Form 10-K)

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Report on Form 8-K dated November 28, 2007, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1	2007 Incentive Compensation Plan (attachments excluded), filed herewith.*

10.2	Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*

10.2(a)	First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*

Exhibit No.	Description
10.2(b)	Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*

10.2(c)	Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2(d)	Fourth Amendment to Consulting Agreement effective April 26, 2007, by and between us and Richard L. Shaw, filed as Exhibit 10.2(d) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2(e)	Fifth Amendment to Consulting Agreement effective April 26, 2008, by and between us and Richard L. Shaw, filed herewith.*

10.3	Employment Agreement dated as of September 14, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.4	First Amended and Restated Loan Agreement dated September 17, 2004, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.4(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

10.4(a)	First Amendment to the First Amended and Restated Loan Agreement dated September 1, 2007, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.

10.5	1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

10.6	1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement with respect to our 1996 Annual Meeting of Shareholders, and incorporated herein by reference.*

10.7	Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.

10.7(a)	Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Exhibit No.	Description
10.8	2003 Long-Term Incentive Compensation Plan, filed as Exhibit A to our April 24, 2003 Notice of Annual Meeting and Proxy Statement, and incorporated herein by reference.*

10.9	Retention Agreement between Michael Baker Corporation and John D. Whiteford, dated June 12, 2007, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, and incorporated herein by reference.

10.10	Employment Agreement between Michael Baker Corporation and Bradley L. Mallory, dated June 17, 2008, filed as Exhibit 10.1 to our Report on Form 8-K dated June 17, 2008, and incorporated herein by reference.

13.1	Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, Report of Independent Registered Public Accounting Firm, and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2007.

21.1	Subsidiaries, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on financial statement schedule for the years ended December 31, 2007, 2006 and 2005, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION

Dated: June 30, 2008	By:	/s/ Bradley L. Mallory
Bradley L. Mallory President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bradley L. Mallory Bradley L. Mallory	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2008

/s/ H. James McKnight H. James McKnight	Executive Vice President, General Counsel and Secretary	June 30, 2008

/s/ Craig O. Stuver Craig O. Stuver	Senior Vice President, Corporate Controller, Treasurer and Acting Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	June 30, 2008

/s/ Richard L. Shaw Richard L. Shaw	Chairman of the Board	June 30, 2008

/s/ Robert N. Bontempo Robert N. Bontempo	Director	June 30, 2008

/s/ Nicholas P. Constantakis Nicholas P. Constantakis	Director	June 30, 2008

/s/ William J. Copeland William J. Copeland	Director	June 30, 2008

/s/ Robert H. Foglesong Robert H. Foglesong	Director	June 30, 2008

Roy V. Gavert, Jr.	Director	June 30, 2008

/s/ Mark E. Kaplan Mark E. Kaplan	Director	June 30, 2008

Signature	Title	Date

/s/ John E. Murray, Jr. John E. Murray, Jr.	Director	June 30, 2008

/s/ Pamela S. Pierce Pamela S. Pierce	Director	June 30, 2008