Form 10-Q
period 2008-03-31
BAKER MICHAEL CORP
filed 2008-07-22
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission file number 1-6627
MICHAEL BAKER CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-0927646 (I.R.S. Employer Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA (Address of principal executive offices)	15108 (Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2008: Common Stock	8,833,298 shares

EXPLANATORY NOTE
     As more fully described in Note 2 to the condensed consolidated financial statements under Item 1, “Financial Information” herein, we have restated our condensed consolidated financial statements for the three months ended March 31, 2007. Such restatement adjustments have been reflected in the unaudited condensed consolidated financial statements appearing herein.
     We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments, and accordingly, the financial statements and related financial information contained in such reports should not be relied upon.
     All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2008	2007

		Restated,
		See Note 2

Revenues	$174,874	$169,632

Cost of work performed	148,158	148,957

Gross profit	26,716	20,675

Selling, general and administrative expenses	16,906	17,584

Income from operations	9,810	3,091

Other income/(expense):
Equity income from unconsolidated subsidiaries	686	307
Interest income	197	64
Interest expense	(21)	(304)
Interest on unpaid taxes, net	(154)	(111)
Other, net	65	(100)

Income before income taxes	10,583	2,947

Provision for income taxes	4,468	1,397

Net income	6,115	1,550

Other comprehensive (loss)/income -

Foreign currency translation adjustments, net of tax benefit of $67 and $0 for the three months ended March 31, 2008 and 2007, respectively	(142)	95

Comprehensive income	$5,973	$1,645

Basic earnings per share	$0.70	$0.18
Diluted earnings per share	$0.69	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	March 31,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$25,935	$22,052
Receivables, net of allowance of $1,145, and $1,463, respectively	109,222	109,453
Unbilled revenues on contracts in progress	93,749	88,214
Prepaid expenses and other	11,683	14,718

Total current assets	240,589	234,437

Property, Plant and Equipment, net	16,203	16,776

Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	247	275
Other long-term assets	5,959	7,770

Total other long-term assets	23,298	25,137

Total assets	$280,090	$276,350

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$53,405	$55,940
Accrued employee compensation	23,165	26,431
Accrued insurance	16,132	15,543
Billings in excess of revenues on contracts in progress	18,012	15,771
Current deferred tax liability	15,738	15,738
Income taxes payable	3,487	2,600
Other accrued expenses	17,363	17,785

Total current liabilities	147,302	149,808

Long-term Liabilities
Deferred income tax liability	5,419	5,285
Other long-term liabilities	6,153	6,200

Total liabilities	158,874	161,293

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,318,334 and 9,305,778, respectively	9,318	9,306
Additional paid-in capital	47,530	47,356
Retained earnings	69,175	63,060
Accumulated other comprehensive (loss)/income	(46)	96
Less — 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	121,216	115,057

Total liabilities and shareholders’ investment	$280,090	$276,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months
	ended March 31,
(In thousands)	2008	2007
		Restated,
		See Note 2

Cash Flows from Operating Activities
Net income	$6,115	$1,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,431	1,587
Changes in assets and liabilities:
Decrease/(increase) in receivables	231	(7,506)
(Increase)/decrease in unbilled revenues and billings in excess, net	(3,294)	7,167
Decrease in other net assets	4,762	3,262
Decrease in accounts payable	(2,495)	(258)
Decrease in accrued expenses	(2,160)	(1,106)

Total adjustments	(1,525)	3,146

Net cash provided by operating activities	4,590	4,696

Cash Flows from Investing Activities
Additions to property, plant and equipment	(716)	(397)

Net cash used in investing activities	(716)	(397)

Cash Flows from Financing Activities
Payments on long-term debt, net	—	(4,438)
Increase in book overdrafts	—	(1,645)
Payments on capital lease obligations	(116)	(180)
Proceeds from exercise of stock options	125	—

Net cash provided by/(used in) financing activities	9	(6,263)

Net increase/(decrease) in cash and cash equivalents	3,883	(1,964)

Cash and cash equivalents, beginning of period	22,052	13,182

Cash and cash equivalents, end of period	$25,935	$11,218

Supplemental Disclosures of Cash Flow Data
Interest paid	$—	$271
Income taxes paid	$1,012	$816

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     In these condensed consolidated financial statements, Michael Baker Corporation is referred to as the “Company.” The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 (the “Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008.
2. RESTATEMENT OF PRIOR PERIOD’S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended March 31, 2007, the Company determined that accounting errors, as described below, were included in its previously issued unaudited condensed consolidated financial statements. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three months ended March 31, 2007 to correct the accounting errors described below.
     The following table presents the impact of the restatement on net income and diluted earnings per share (amounts in thousands, except earnings per share):

	For the three months ended
	March 31, 2007
	Net	Diluted
	income	EPS

As originally reported	$3,070	$0.35

Restatement items:
Accounting errors related to revenue recognition, pre-tax (1)	(2,848)
Income tax effects (2)	1,328

As restated	$1,550	$0.18

(1)	Accounting errors related to (i) the incorrect calculation of manual accruals to record revenue under the terms of several of the Company’s Energy segment domestic managed service contracts, and (ii) inappropriate inclusion of non-billable costs in the determination of revenue. These error corrections had the net effect of reducing revenue, cost of work performed and net income.

In addition, the Company identified errors in the reporting of revenues and cost of work performed relating to (i) under accrued unbilled revenues and accounts payable for certain pass-through costs in the Energy segment domestic managed service business and (ii) incorrect gross basis presentation on one of its managed services projects that should have been presented on a net basis in accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” These error corrections had the net effect of increasing revenue and cost of work performed, but had a negligible effect on net income.
(2)	This adjustment represents the income tax effect of the error correction described in (1) above.
     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Income for the three months ended March 31, 2007:

	As
	originally
(In thousands, except per share amounts)	reported	Adjustments	As restated

Revenues	$170,707	$(1,075)	$169,632

Cost of work performed	147,184	1,773	148,957

Gross profit	23,523	(2,848)	20,675

Selling, general and administrative expenses	17,584	—	17,584

Income from operations	5,939	(2,848)	3,091

Other income/(expense):
Equity income from unconsolidated subsidiaries	307	—	307
Interest income	64	—	64
Interest expense	(304)	—	(304)
Interest on unpaid taxes	(111)	—	(111)
Other, net	(100)	—	(100)

Income before income taxes	5,795	(2,848)	2,947

Provision for income taxes	2,725	(1,328)	1,397

Net income	3,070	(1,520)	1,550

Other comprehensive income - Foreign currency translation adjustments	95	—	95

Comprehensive income	$3,165	$(1,520)	$1,645

Basic earnings per share	$0.35	$(0.17)	$0.18
Diluted earnings per share	$0.35	$(0.17)	$0.18

     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007:

	As originally		As
(In thousands)	reported	Adjustments	restated

Cash Flows from Operating Activities
Net income	$3,070	$(1,520)	$1,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,587	—	1,587
Changes in assets and liabilities:
Increase in receivables	(7,506)	—	(7,506)
Decrease in unbilled revenues and billings in excess, net	9,286	(2,119)	7,167
Decrease in other net assets	3,262	—	3,262
Decrease in accounts payable	(5,225)	4,967	(258)
Increase/(decrease) in accrued expenses	222	(1,328)	(1,106)

Total adjustments	1,626	1,520	3,146

Net cash provided by operating activities	4,696	—	4,696

Cash Flows from Investing Activities
Additions to property, plant and equipment	(397)	—	(397)

Net cash used in investing activities	(397)	—	(397)

Cash Flows from Financing Activities
Payments on long-term debt, net	(4,438)	—	(4,438)
Increase in book overdrafts	(1,645)	—	(1,645)
Payments on capital lease obligations	(180)	—	(180)

Net used in financing activities	(6,263)	—	(6,263)

Net decrease in cash and cash equivalents	(1,964)	—	(1,964)
Cash and cash equivalents, beginning of period	13,182	—	13,182

Cash and cash equivalents, end of period	$11,218	$—	$11,218

3. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months
	ended March 31,
(In thousands, except per share data)	2008	2007

Net income	$6,115	$1,550

Basic:
Weighted average shares outstanding	8,792	8,698
Earnings per share	$0.70	$0.18

Diluted:
Effect of dilutive securities - Stock options and restricted shares	99	100
Weighted average shares outstanding	8,891	8,798
Earnings per share	$0.69	$0.18

     As of March 31, 2008, there were 14,000 of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market prices of the Company’s common shares. As of March 31, 2007, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of the Company’s common shares.
4. BUSINESS SEGMENT INFORMATION
     The Company’s Engineering and Energy business segments reflect how management makes resource decisions and assesses its performance. Each segment operates under a separate management group and produces discrete financial information which is reviewed by management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K.
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
     Energy. The Energy segment provides a full range of services for operating third-party energy production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of this segment’s managed services operating model as a service delivery method. The Energy segment serves both major and smaller independent oil and gas producing companies, but does not pursue exploration opportunities for its own account or own any oil or natural gas reserves.

     The Company evaluates the performance of its segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between the Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.
     The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months
	ended March 31,
	2008	2007

Revenues
Engineering	$108.7	$90.2
Energy	66.2	79.4

Total revenues	$174.9	$169.6

Income/(loss) from operations before Corporate overhead
Engineering	$13.1	$9.6
Energy	1.3	(0.4)

Total segment income from operations before Corporate overhead	14.4	9.2

Less: Corporate overhead
Engineering	(3.4)	(4.0)
Energy	(1.4)	(1.5)

Total Corporate overhead	(4.8)	(5.5)

Total income/(loss) from operations
Engineering	9.7	5.6
Energy	(0.1)	(1.9)
Other Corporate income/(expense)	0.2	(0.6)

Total income from operations	$9.8	$3.1

	As of
	March 31,	December 31,
	2008	2007

Equity investments in unconsolidated subsidiaries:
Engineering	$1.4	$1.5
Energy	1.1	1.0

Total	$2.5	$2.5

	As of
	March 31,	December 31,
	2008	2007

Segment assets:
Engineering	$144.2	$138.2
Energy	107.0	112.7

Subtotal — segments	251.2	250.9
Other Corporate assets	28.9	25.5

Total	$280.1	$276.4

     The Company has determined that interest expense, interest income, income from unconsolidated subsidiaries, and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.
5. INCOME TAXES
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. For the quarter ended March 31, 2008, the Company’s reserve for uncertain tax positions totaled approximately $1.9 million, which was unchanged from December 31, 2007. Additional changes in this reserve could impact the Company’s effective tax rate in subsequent periods.
     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of March 31, 2008, the Company’s reserves for interest and penalties related to uncertain tax positions totaled $1.3 million, which was an increase of $0.1 million from December 31, 2007.
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. (“SFAS”) 109, “Accounting for Income Taxes.” The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. In certain foreign jurisdictions, the Company’s subsidiaries are subject to a deemed profits tax that is assessed based on revenue. In other foreign jurisdictions or situations, the Company’s subsidiaries are subject to income taxes based on taxable income. In certain of these situations, the Company’s estimated income tax payments during the year (which are withheld from client invoices at statutory rates) may significantly exceed the tax due per the income tax returns when filed; however, no practical method of refund can be effected. As a result, related income tax assets are routinely assessed for realizability, and valuation allowances against these tax assets are recorded in the event that it is more likely than not that such tax assets will not be realized.
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
     The Company’s full-year forecasted effective income tax rate was 42% and 47% at March 31, 2008 and 2007, respectively. The difference between the full-year 2008 forecasted effective income tax rate of 42% as of March 31, 2008 and the amount reflected in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007 is due to a forecasted increase in domestic taxable income, which is taxed at a lower rate than the Company’s foreign operations. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2007 was 43%.
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
     The IRS completed its examinations of the Company’s 2004 and 2005 U.S. income tax returns in the first quarter of 2007, which resulted in a reduction to the Company’s net operating loss carry-forward of $0.5 million.
6. COMMITMENTS & CONTINGENCIES
Commitments
     At March 31, 2008, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at March 31, 2008 were as follows:

Maximum
undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$10.6
Other	0.1
Performance and payment bonds*	$11.0

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of March 31, 2008, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at March 31, 2008. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
Contingencies
     Services Agreement. The Company is party to a Restated and Amended Operations, Maintenance and Services Agreement dated effective January 1, 2005 (the “ Services Agreement”), with J.M. Huber Corporation (“Huber”) pursuant to which the Company agreed to provide certain operation, maintenance, exploration, development, production and administrative services with respect to certain oil and gas properties owned by Huber in the State of Wyoming. In October 2006, the Wyoming Department of Audit initiated a sales and use tax audit against Huber for the time period 2003 through 2005. In February 2008, the Department of Audit issued revised preliminary audit findings against Huber in the amount of $4.3 million in tax, interest and penalties in relation to services provided under the Services Agreement. In May 2008, Huber notified the Company of its claim for indemnification under the Services Agreement for the final audit findings, interest and penalties and certain costs relating thereto. The Company does not believe that it had or has any obligation as a vendor to collect and remit Wyoming sales and use tax with respect to certain transactions under the Services Agreement. The Company’s and Huber’s representatives met with Wyoming tax officials on June 20, 2008, to discuss the status of the audit. Based on that meeting, the Wyoming Department of Revenue agreed to reconsider the issue and to issue revised audit findings, if necessary. The Company has provided Huber with support in defending the audit, including providing supporting documentation and affidavits, reviewing audit materials and legal analysis, and attending the aforementioned meeting with Wyoming tax officials.
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $6.2 million at March 31, 2008 and December 31, 2007, may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Actual payments could differ from amounts recorded at March 31, 2008 and December 31, 2007 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
     Legal proceedings. Subsequent to the Company’s February 2008 announcement of its intention to restate its financial statements for the first three quarters of 2007, four separate complaints were filed by holders of the Company’s common stock against the Company, as well as certain of its current and former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of the Company’s common stock between March 19, 2007 and February 22, 2008. The complaints alleged that the Company and certain of its current and former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single class action. Following the appointment of the lead plaintiff and approval of its selection of counsel, a consolidated amended complaint will likely be filed. The Company intends to defend this lawsuit vigorously.

     The Company has been named as a defendant or co-defendant in certain other legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on its consolidated financial statements.
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
     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of March 31, 2008 and December 31, 2007.
7. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $10.7 million.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during the three months ended March 31, 2008. The weighted-average interest rate on the Company’s borrowings was 7.60% for the three months ended March 31, 2007. The proceeds from these borrowings under the Credit Agreement were used to meet various working capital requirements.
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
     In connection with the restatement of the Company’s condensed consolidated financial statements, it did not timely file its quarterly report on Form 10-Q for the first quarter of 2008. As a result, several covenant violations related to the timing of the Company’s financial reporting occurred under the Credit Agreement. The lenders have waived these violations by allowing the Company to provide them with its Form 10-Q for the quarter ended March 31, 2008 by August 4, 2008. The Company completed this past due filing on July 22, 2008, and will meet this requirement.
8. STOCK-BASED COMPENSATION
     As of March 31, 2008, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.
     The Company recognized total stock based compensation expense of $62,000 and $57,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, all outstanding options were fully vested under both plans. There were 132,964 and 145,520 exercisable options under the plans as of March 31, 2008 and December 31, 2007, respectively.

     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2007	145,520	$14.70	$3,841,521	4.8
Options granted	—	—
Options exercised	(12,556)	9.94
Options forfeited or expired	—	—

Balance at March 31, 2008	132,964	$15.15	$1,033,460	5.0

     As of March 31, 2008, no shares of the Company’s Common Stock remained available for future grant under the expired Plan, while 189,500 shares were available for future grant under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of March 31, 2008:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 - $9.53	26,429	3.4	$8.08	26,429	$8.08
$10.025 - $15.625	64,535	3.5	13.31	64,535	13.31
$20.16 - $26.86	42,000	8.3	22.43	42,000	22.43

Total	132,964	5.0	$15.15	132,964	$15.15

*	Average life remaining in years.
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
     Subsequent to March 31, 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with our Chief Executive Officer’s recent employment agreement. Payment for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved equity incentive plan.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2008	2007

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,602 and $2,574, respectively	247	275

Goodwill and other intangible assets, net	$17,339	$17,367

     There was no change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2008.
     Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. Given the Company’s restatement discussed in Note 2, the Company elected to complete an evaluation of the carrying value of its Energy segment’s goodwill as of December 31, 2007. No impairment charge was required as a result of this evaluation. Similarly, no goodwill impairment charges were required in connection with the Company’s annual evaluation for the second quarter of 2007.
     As of March 31, 2008, the Company’s other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from its 1998 purchase of Steen Production Services, Inc., as well as intangibles primarily related to the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $602,000 as of March 31, 2008). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next four years. Amortization expense recorded on the other intangible assets balance was $28,000 and $52,000 for the three months ended March 31, 2008 and 2007, respectively.
     Estimated future amortization expense for other intangible assets as of March 31, 2008 is as follows (in thousands):

For the nine months ending December 31, 2008	$85
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$247

10. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, FASB Staff Position No. (“FSP”) 157-2 was issued, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities until the first interim period in fiscal years beginning after November 15, 2008. The Company is assessing the impact of this statement on its consolidated financial statements and will adopt the provisions of SFAS 157 on January 1, 2009.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of SFAS 141(R) on January 1, 2009.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for the first interim period in fiscal years beginning on or after December 15, 2008. The Company is assessing the impact of this statement on its consolidated financial statements and will adopt the provisions of SFAS 160 on January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this discussion, unless specified otherwise, all references to 2008 and 2007 relate to the three-month periods ended March 31, 2008 and 2007, respectively.
     The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).
     Restatement
     Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended March 31, 2007, we determined that accounting errors were included in our previously issued condensed consolidated financial statements. We have restated our previously issued condensed consolidated financial statements for the quarter ended March 31, 2007; see Note 2 to our condensed consolidated financial statements in this Form 10-Q for further discussion of these matters. All amounts and commentary included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.
     As a result of the restatement, we did not timely file this quarterly report on Form 10-Q for the quarterly period ended March 31, 2008 with the Securities and Exchange Commission (“SEC”). Our failure to timely file this SEC report has caused us to be out of compliance with our listing agreement with the American Stock Exchange. The American Stock Exchange indicated that we must file this Form 10-Q no later than July 31, 2008 in order to regain compliance. The Company completed this past due filing on July 22, 2008.
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
     Engineering
     Our Engineering segment provides a variety of design and related consulting services. Our services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.

     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects for the years ended December 31, 2006 and 2007, and we expect to maintain a consistent level of activity over the remainder of 2008. Engineering contracts awarded during the first and second quarters include a two-part contract for an estimated $2.7 million to complete environmental investigations and preliminary and final design for the new Vrooman Road Bridge over the Grand River in Lake County, Ohio and a $3.4 million contract by the Kane County (Ill.) Division of Transportation for the final design of the Fox River Bridge, including 1.3 miles of new highway and a pedestrian bridge.
     In March 2004, we announced that we had been awarded a five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program, (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories. As of March 31, 2008, approximately $50 million of this contract value was included in our funded backlog. Although we expect additional funding authorizations, we do not anticipate realizing all of our unfunded backlog balance (totaling $295 million at March 31, 2008) through the contract award period, which concludes March 10, 2009. Baker expects work and revenue related to authorizations prior March 10, 2009 to continue for approximately three years. During the second half of 2008, Baker will compete for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program.
     Energy
     Our Energy segment provides a full range of services for operating third-party oil and gas production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of our managed services operating model as a service delivery method. Our Energy segment serves both major and smaller independent oil and gas producing companies, but we do not pursue exploration opportunities for our own account or own any oil or natural gas reserves.
     During the first quarter of 2008, we were able to increase revenues related to our international business through the renewal of a $5.8 million-per-year contract with Nigeria LNG Ltd. for an additional three years, with an option for a two-year extension, to provide a wide variety of operations, maintenance and support activities for the Liquefied Natural Gas Complex located at Bonny Island, Rivers State, Nigeria. This extension provided us with various pricing improvements over our previous contract. This contract, coupled with several new contracts in West Africa that began in the fourth quarter of 2007, contributed to a strong quarter for our international operations. Conversely, our revenues for domestic operations were down for the quarter due to changes in the mix and scope of our managed services projects period over period.

     Executive Overview
     Our revenues were $174.9 million for 2008, a 3% increase over the $169.6 million reported for 2007. This increase was driven by period-over-period growth of 20% in our Engineering segment, partially offset by the period-over-period decrease of 17% in our Energy segment. The 20% revenue growth in our Engineering segment primarily related to project mix, including growth in our work performed for our unconsolidated joint venture operating in Iraq, and the recognition of a non-recurring project settlement under a previously awarded contract that was subsequently reprocured by the client. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our managed services contracts during the third quarter of 2007 and the change in the scope of another of our managed services contracts, offset partially by a new managed services contract that began in the third quarter of 2007.
     Our earnings per diluted common share were $0.69 for 2008, compared to $0.18 per diluted common share reported for 2007. Income from operations for 2008 was $9.8 million, which improved from $3.1 million for 2007. These overall results were driven by the favorable impact of the non-recurring project settlement, an increase in our work in Iraq, and a reduction in our selling, general and administrative (“SG&A”) expenses during 2008. Income from operations for 2008 was $9.7 million in our Engineering segment, which is an increase from $5.6 million for 2007. Also favorably impacting our overall period-over-period increase in income from operations was a decrease in our Energy segment’s loss from operations to $0.1 million for 2008 compared to a loss from operations of $1.9 million for 2007.
     Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three months ended March 31, 2008 and 2007. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.

	For the three months ended March 31,
	2008		2007
	(Dollars in millions)

Revenues		(1)		(1)
Engineering	$108.7	62.1%	$90.2	53.2%
Energy	66.2	37.9%	79.4	46.8%

Total revenues	$174.9	100.0%	$169.6	100.0%

(1)	Reflects percentage of total company revenues.

	For the three months ended March 31,
	2008		2007

	(Dollars in millions)
Income/(loss) from operations before Corporate overhead		(2)		(2)
Engineering	$13.1	12.1%	$9.6	10.6%
Energy	1.3	2.0%	(0.4)	(0.5)%

Total segment income from operations before Corporate overhead	14.4		9.2

Less: Corporate overhead
Engineering	(3.4)	(3.1)%	(4.0)	(4.4)%
Energy	(1.4)	(2.1)%	(1.5)	(1.9)%

Total Corporate overhead	(4.8)		(5.5)

Total income/(loss) from operations
Engineering	9.7	8.9%	5.6	6.3%
Energy	(0.1)	(0.2)%	(1.9)	(2.4)%
Other Corporate income/(expense)	0.2		(0.6)

Total income from operations	$9.8	5.6%	$3.1	1.8%

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
     Comparisons of the Three Months Ended March 31, 2008 and 2007
     Revenues
     Our revenues totaled $174.9 million for 2008 compared to $169.6 million for 2007, reflecting an increase of $5.3 million or 3%. This increase was driven by period-over-period growth of 20% in our Engineering segment, partially offset by the period-over-period decrease of 17% in our Energy segment. The 20% revenue growth in our Engineering segment primarily related to project mix, including the growth in our work performed for our unconsolidated joint venture operating in Iraq, and the recognition of a non-recurring project settlement. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our major managed services contracts during the third quarter of 2007 and a change in the scope on another managed services contract, offset partially by the revenue impact of a new managed services contract that began in the third quarter of 2007.
     Engineering. Revenues were $108.7 million for 2008 compared to $90.2 million for 2007, reflecting an increase of $18.5 million or 20%. The following table presents Engineering revenues by client type:

	For the three months ended March 31,
Revenues by client type	2008		2007
	(Dollars in millions)
Federal government	$56.0	51%	$42.2	47%
State and local government	42.1	39%	37.1	41%
Domestic private industry	10.6	10%	10.9	12%

Total Engineering revenues	$108.7	100%	$90.2	100%

     The increase in our Engineering segment’s revenues for 2008 was primarily related to growth in most of our engineering practice areas, including an increase of $4.5 million in work performed as a subcontractor to our unconsolidated joint venture operating in Iraq, and an increase of $1.9 million due to a non-recurring project settlement.
     Total revenues from FEMA were $25 million for both 2008 and 2007. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.8 million and $1.0 million for 2008 and 2007, respectively. The decreased project incentive awards on the FEMA Map Mod Program for 2008 represents a lower project incentive award pool as compared to 2007, while achieving consistent performance levels on the tasks completed.
     Energy. Revenues were $66.2 million for 2008 compared to $79.4 million for 2007, reflecting a decrease of $13.2 million or 17%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended March 31,
Revenues by market	2008		2007
	(Dollars in millions)
Domestic	$49.7	75%	$64.9	82%
Foreign	16.5	25%	14.5	18%

Total Energy revenues	$66.2	100%	$79.4	100%

     The decrease in Energy’s domestic revenues for 2008 as compared to 2007 was primarily the result of our managed services contract with Escambia Operating Company, LLC (“Escambia”) being terminated in connection with Escambia’s sale of certain gas producing properties and a change in the scope of our managed services contract with Brooks Range Petroleum Corporation, which was subsequently canceled. These decreases in revenues were offset partially by the effect of our new managed services contract with Double Eagle Petroleum, on which we began work during the third quarter of 2007. This contract was substantially completed during the first quarter of 2008. International revenues have increased primarily as a result of the scheduled shut-down of liquefied natural gas facilities in Nigeria for which we provided operations and maintenance services, coupled with more favorable pricing which went into effect on this contract in the fourth quarter of 2007. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down.
     Gross Profit
     Our gross profit totaled $26.7 million for 2008 compared to $20.7 million for 2007, reflecting an increase of $6.0 million or 29%. Gross profit included unallocated Corporate income of $0.4 million for 2008 versus $0.6 million of expense for 2007. Gross profit expressed as a percentage of revenues increased to 15.3% for 2008 compared to 12.2% for 2007. The increase in gross profit expressed as a percentage of revenues for 2008 is primarily attributable to a non-recurring project settlement of $1.9 million, our Engineering segment’s improved project mix compared to 2007 and a decrease in total general liability insurance costs of $1.1 million due to higher claims activity in the first quarter of 2007. Additionally, we experienced favorable claims development of $0.6 million related to our self-insured professional liability reserves during the quarter ended March 31, 2008. An increase in workers’ compensation costs of $0.6 million, related primarily to higher claims activity in our Energy segment, served to partially offset our overall increase in gross profit expressed as a percentage of revenues for 2008.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 31.1% for 2008 compared to 29.7% for 2007, while subcontractor costs expressed as a percentage of revenues were 21.8% and 25.7% for 2008 and 2007, respectively. In the Energy segment, we used fewer subcontractors during 2008, while in 2007 we utilized subcontractors in connection with a major scheduled annual maintenance program on a project and to drill exploratory wells for our customers on certain managed services contracts. Expressed as a percentage of revenues, direct labor decreased and subcontractor costs increased in the Engineering segment period over period due to project mix.
     Engineering. Gross profit was $20.4 million for 2008 compared to $17.3 million for 2007, reflecting an increase of $3.1 million or 18%. Engineering’s gross profit expressed as a percentage of revenues was 18.8% and 19.2% for 2008 and 2007, respectively. The increase in gross profit during 2008 is partially attributable to the non-recurring project settlement of $1.9 million.
     Energy. Gross profit was $5.9 million for 2008 compared to $3.9 million for 2007, reflecting an increase of $2.0 million or 50%. Gross profit expressed as a percentage of revenues increased to 8.9% for 2008 compared to 4.9% for 2007. Gross profit expressed as a percentage of revenues was favorably impacted by decreases in self-insured general liability costs of $1.2 million and the realization of a project incentive awards of $1.0 million, partially offset by an increase of $0.7 million in workers’ compensation expense.
     Selling, General and Administrative Expenses
     Our SG&A expenses totaled $16.9 million for 2008 compared to $17.6 million for 2007, reflecting a decrease of $0.7 million or 4%. Included in SG&A for 2008 were unallocated Corporate-related costs of $0.1 million. Unallocated Corporate-related costs were nominal for 2007. This overall decrease in SG&A expenses is primarily the result of a $0.7 million reduction in allocated Corporate overhead costs, which primarily related to a reduction in professional fees of $0.4 million for 2008. SG&A expenses expressed as a percentage of revenues decreased to 9.7% for 2008 from 10.4% for 2007. This overall decrease in SG&A expenses expressed as a percentage of revenues is related to the previously mentioned decrease in Corporate overhead costs, and our 3% increase in revenues as compared to 2007. Partially offsetting this decrease in Corporate overhead was an increase in professional fees impacting the Energy segment resulting from $0.9 million of costs incurred in the first quarter of 2008 related to the restatement of our consolidated financial statements. Restatement-related costs will increase significantly during the second quarter and continue to impact our SG&A expenses during the remainder of 2008.
     In addition to fees to our independent auditors for work in connection with the restatement, our Audit Committee has conducted an independent investigation of the issues surrounding the restatement and retained outside advisors to assist. We have also incurred additional professional fees in responding to inquiries from the SEC regarding the restatement.
     Engineering. SG&A expenses were $10.8 million for 2008 compared to $11.7 million for 2007, reflecting a decrease of $0.9 million or 8%. SG&A expenses expressed as a percentage of revenues decreased to 9.9% for 2008 from 13.0% for 2007. This decrease primarily related to a reduction of $0.6 million in allocated Corporate overhead costs, which is attributable to a decrease in professional fees. The decrease in SG&A expenses expressed as a percentage of revenues is driven primarily by a combination of the increase in revenues during 2008 and the aforementioned decrease in Corporate overhead costs.

     Energy. SG&A expenses were $6.0 million for 2008 compared to $5.9 million for 2007, reflecting an increase of $0.1 million or 2%. SG&A expenses expressed as a percentage of revenues increased to 9.0% for 2008 from 7.4% for 2007. This increase in SG&A expenses expressed as a percentage of revenues is primarily attributable to a combination of the aforementioned 17% decrease in revenues and an increase in professional fees of $0.9 million due to the restatement of our consolidated financial statements. These increases are partially offset by the previously mentioned decreases in Corporate overhead costs.
     Other Income/(Expense)
     The other income and expense categories discussed below totaled $0.7 million of income for 2008 compared to $0.1 million of expense for 2007.
     Equity income from our unconsolidated subsidiaries produced income of $0.7 million for 2008 compared to $0.3 million for 2007. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our recurring interest expense decreased to a nominal amount in 2008 compared to $0.3 million for 2007 primarily due to our being in a net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during 2008. We were in a net borrowed position under our Credit Agreement for the corresponding period in 2007. Interest income was $0.2 million and $0.1 million for 2008 and 2007, respectively. Interest expense on unpaid taxes was $0.2 million for 2008 compared to $0.1 million for 2007.
     Our “other, net” income/(expense) was $0.1 million of income and $0.1 million of expense for 2008 and 2007, respectively. These amounts primarily include currency-related gains and losses.
     Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 42% and 47% for the three months ended March 31, 2008 and 2007, respectively. The decrease in our full-year 2008 forecasted effective income tax rate as of March 31, 2008 was the direct result of higher forecasted domestic taxable income in 2008, which is taxed at a lower rate than our foreign operations.
     Contract Backlog

	As of
	March 31,	December 31,
(In millions)	2008	2007

Engineering
Funded	$427.6	$425.6
Unfunded	690.9	696.6

Total Engineering	1,118.5	1,122.2
Energy	188.4	191.7

Total	$1,306.9	$1,313.9

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
     In the Energy segment, our managed services contracts typically have one to five-year terms and up to ninety-day cancellation provisions. Our labor services contracts in the Energy segment typically have one to three-year terms and up to thirty-day cancellation provisions. For these managed services and labor contracts, backlog includes our forecast of the next twelve months’ revenues based on existing contract terms and operating conditions. For our managed services contracts, fixed management fees related to the contract term beyond twelve months are not included in backlog. Backlog related to fixed-price contracts within the Energy segment is based on the related contract value. On a periodic basis, backlog on fixed-price contracts is reduced as related revenue is recognized. Oil and gas industry merger, acquisition and divestiture transactions affecting our clients can result in increases and decreases in our Energy segment’s backlog.
     Engineering
     As of March 31, 2008 and December 31, 2007, approximately $50 million and $57 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Although we expect additional funding authorizations, we do not anticipate realizing all of our unfunded FEMA backlog balance (totaling $295 million at March 31, 2008) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior March 10, 2009 to continue for approximately three years. In the future, we may be required to reduce our FEMA backlog as better estimates become available. During 2008, we will compete for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program.
     Energy
     The Energy segment’s backlog for 2008 was slightly lower as compared to December 31, 2007. Several new onshore managed services projects are currently in the discussion and proposal stages.
     Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At March 31, 2008 and December 31, 2007, we had $25.9 million and $22.1 million, respectively, of cash and cash equivalents and $93.3 million and $84.6 million in working capital, respectively. Our available capacity under our $60 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $49.3 million (82% availability) at both March 31, 2008 and December 31, 2007. Our current ratios were 1.63 to 1 and 1.56 to 1 at March 31, 2008 and December 31, 2007, respectively.

     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of March 31, 2008 and December 31 2007, $17.0 million and $15.3 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms.
     Cash Provided by Operating Activities
     Cash provided by operating activities was $4.6 million for the three months ended March 31, 2008 and $4.7 million for the same period in 2007.
     Our relatively unchanged cash provided by operating activities for 2008 resulted from a $4.6 million increase in net income, mainly as a result of our Engineering segment’s strong performance during the quarter. The net income improvement was offset by an increase in our Engineering segment’s unbilled revenues and a decrease in accounts payable at March 31, 2008, which was primarily due to a decrease in pass-through activity related to certain of our Energy segment’s managed services contracts.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, increased in both segments, and on a consolidated basis from 84 days at year-end 2007 to 94 days at the end of the first quarter of 2008. This 2008 increase in days sales outstanding was primarily driven by the 21% decrease in revenues in our Energy segment for the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007, while our Energy segment’s combined accounts receivables and net unbilled revenues only decreased by 4% at March 31, 2008 as compared to December 31, 2007. A significant driver of the change in days sales outstanding was an increase in our net unbilled revenue balance related to a significant contract in Nigeria. A payment of approximately $5.5 million was received in April 2008 related to that contract.
     The primary reasons for the cash provided by operating activities for the three months ended March 31, 2007 were the decrease in prepaid income taxes of $3.2 million and net income of $1.6 million. The increase in receivables during the quarter ended March 31, 2007 was largely offset by a decrease in net unbilled revenues.
     Cash Used in Investing Activities
     Cash used in investing activities was $0.7 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority relating to office and field equipment, computer equipment, software and leasehold improvements. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
     Cash Provided by/(Used in) Financing Activities
     Cash provided by financing activities was nominal for the three months ended March 31, 2008 as compared to cash used in financing activities of $6.3 million for the same period in 2007. The cash used by financing activities for the three months ended March 31, 2007 primarily reflects net repayments of borrowings totaling $4.4 million under our Credit Agreement. In addition, our book overdrafts increased $1.6 million for the three months ended March 31, 2007. Payments on capital lease obligations totaled $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Proceeds from the exercise of stock options were $0.1 million for the three months ended March 31, 2008.
     Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $10.7 million as of both dates. The Credit Agreement provides for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio (based on a measure of indebtedness to EBITDA). The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing is not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.
     In connection with the restatement of our consolidated financial statements, we did not timely file our quarterly report on Form 10-Q for the first quarter of 2008 with the SEC. As a result, several covenant violations related to the timing of our financial reporting occurred under the Credit Agreement. The lenders have waived these violations by allowing us to provide them with our Form 10-Q for the quarter ended March 31, 2008, by August 4, 2008. We completed this past due filing on July 22, 2008, and will meet this requirement.
     Financial Condition & Liquidity
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses, and are specifically seeking to expand our Engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider investments, acquisitions and geographic expansion as components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our segments, and our service offerings within those segments, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
     As part of our evaluation of strategic alternatives, we engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process during the second half of 2007; however, all substantive discussions related to a possible sale ceased during the first quarter of 2008 due to our Energy segment’s revenue-related restatement. We will resume our evaluation of our strategic alternatives, including a potential sale of the Energy segment, during the third quarter of 2008. If we choose to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.

     If we commit to funding future acquisitions, we may need to restructure our Credit Agreement, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. We may also explore issuing equity in the Company to fund some portion of an acquisition. After giving effect to the foregoing, we believe that the combination of our cash and cash equivalents, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the foreseeable future.
     Contractual Obligations and Off-Balance Sheet Arrangements
     There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2007 Form 10-K.
     Critical Accounting Estimates
     There were no material changes in the critical accounting estimates disclosed in our 2007 Form 10-K.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, FASB Staff Position No. (“FSP”) 157-2 was issued, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities until the first interim period in fiscal years beginning after November 15, 2008. We are assessing the impact of this statement on our consolidated financial statements and will adopt the provisions of SFAS 157 on January 1, 2009.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) will change the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of SFAS 141(R) on January 1, 2009.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for the first interim period in fiscal years beginning on or after December 15, 2008. We are assessing the impact of this statement on our consolidated financial statements and will adopt the provisions of SFAS 160 on January 1, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There were no material changes in the exposure to market risk disclosed in our Form 10-K.
Item 4. Controls and Procedures.
     Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Notwithstanding this determination, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2008:
1.	We did not maintain effective controls over the posting of manual journal entries. Specifically, appropriately experienced personnel did not review manual journal entries in sufficient detail to identify accounting errors associated with manual revenue accruals within our Energy Segment’s domestic onshore managed services projects. This control deficiency resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to the previously issued unaudited condensed consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

2.	We did not maintain effective project accounting related controls, including monitoring, over our Energy Segment’s domestic onshore managed services projects. Specifically, we did not have a complement of operations and accounting personnel reviewing project profitability or unbilled revenue realizability in sufficient detail to identify the accounting errors. These control deficiencies resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to previously issued unaudited condensed consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q. Additionally, these control deficiencies, when aggregated, could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.
     Changes in Internal Control Over Financial Reporting
     Except as discussed below, there was no change in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, and that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Plan for Remediation
We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses discussed above:
(1)	We improved our manual journal entry process within our Energy segment by requiring representatives from Finance and Project Accounting to review manual revenue related journal entries, thus further segregating the review and approval functions; updating and then re-communicating our revised policies and procedures; and training personnel on manual revenue related journal entry requirements (began in the first quarter of 2008).

(2)	We enhanced our reviews of project profitability and unbilled revenue realizability on all Energy segment domestic onshore managed services projects by improving and then re-communicating our policies and procedures. Improvements included, but were not limited to, standardizing the processes for gathering, reporting and reviewing project financials; requiring the appropriate operations and financial personnel review of this financial information; and requiring documentation and distribution of the project profitability analyses to Corporate Finance (began in the first quarter of 2008). In addition, in the first quarter of 2008, we conducted training on revenue recognition requirements.

(3)	We re-emphasized to our Energy segment senior management the need to focus on effective operations and financial personnel collaboration as a means of mitigating significant risks and strengthening our control environment. In this regard, we have stressed the importance of operations and financial personnel collaborating and interacting during the monthly accounting close and financial reporting processes (began in the first quarter of 2008).

(4)	We are in the process of reviewing staff competencies within our Energy segment and will use the results of that review in our overall financial statement risk assessment process. This process will include an assessment of the knowledge and experience of management and supervisory personnel within the Energy segment’s Finance Department (began in the second quarter of 2008).

(5)	We made personnel changes that strengthen the control environment within the Energy segment’s Finance Department. Specifically, we hired a Chief Accounting Officer/Controller and a Project Accountant for the Energy Segment, and terminated the Energy segment’s CFO and Manager of Project Accounting in the second quarter of 2008. With assistance from the new Chief Accounting Officer/Controller, we began working to fill additional financial positions, including an Assistant Controller — Projects (began in the second quarter of 2008).

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
Item 5. Other Information.
     Shareholder Proposals for the 2008 Annual Meeting of Shareholders
     Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Act”), requires that a shareholder intending to submit a proposal to be included in a company’s proxy statement to be considered at a company’s annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to shareholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year’s annual meeting. In addition, the advance notice provisions in the Company’s bylaws require that a shareholder intending to submit a nomination to be considered at the Company’s annual meeting must notify the Company’s secretary of such proposal at least 60 days prior to the annual meeting. Rule 14a-4(c)(1) under the Act requires that if the company did not have notice of a matter at least 45 days before the date of the proxy statement that the company released to shareholders the previous year, or if the date of the annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year’s annual meeting, then the persons appointed by the Board to act as proxies will be allowed to use their discretionary voting authority with respect to any such matter or proposal raised at the annual meeting. Our annual meeting has been changed by more than 30 days from the date of the previous annual meeting. We have set a record date of July 28, 2008 for our annual meeting and intend to hold the annual meeting on September 9, 2008. Accordingly, the date for our receipt of shareholder proposals and nominations and matters to be raised at the meeting is August 4, 2008.
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

MICHAEL BAKER CORPORATION
/s/ Craig O. Stuver	Dated: July 22, 2008
Craig O. Stuver
Senior Vice President, Corporate Controller, Treasurer and Acting Chief Financial Officer