Form 10-Q
period 2008-06-30
BAKER MICHAEL CORP
filed 2008-08-11
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2008:
Common Stock	8,833,298 shares

EXPLANATORY NOTE
     As more fully described in Note 2 to the condensed consolidated financial statements under Item 1, “Financial Information” herein, we have restated our condensed consolidated financial statements for the three and six-month periods ended June 30, 2007. Such restatement adjustments have been reflected in the unaudited condensed consolidated financial statements appearing herein.
     We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments, and accordingly, the financial statements and related financial information contained in such reports should not be relied upon.
     All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
		Restated,		Restated,
		See Note 2		See Note 2
Revenues	$170,878	$185,833	$345,752	$355,465

Cost of work performed	138,627	158,160	286,785	307,117

Gross profit	32,251	27,673	58,967	48,348

Selling, general and administrative expenses	18,746	17,139	35,652	34,723

Income from operations	13,505	10,534	23,315	13,625

Other income/(expense):
Equity income from unconsolidated subsidiaries	852	433	1,538	740
Interest income	244	89	440	153
Interest expense	(20)	(44)	(41)	(349)
(Expense)/reductions for interest on unpaid taxes, net	(160)	15	(314)	(96)
Other, net	(20)	44	45	(55)

Income before income taxes	14,401	11,071	24,983	14,018

Provision for income taxes	6,143	4,985	10,611	6,382

Net income	8,258	6,086	14,372	7,636

Other comprehensive (loss)/income -
Foreign currency translation adjustments	(126)	29	(268)	124

Comprehensive income	$8,132	$6,115	$14,104	$7,760

Basic earnings per share	$0.94	$0.70	$1.63	$0.88
Diluted earnings per share	$0.93	$0.69	$1.62	$0.86

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	June 30,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$42,477	$22,052
Receivables, net of allowances of $1,078 and $1,463, respectively	104,726	109,453
Unbilled revenues on contracts in progress	97,037	88,214
Prepaid expenses and other	9,113	14,718

Total current assets	253,353	234,437

Property, Plant and Equipment, net	16,372	16,776

Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	218	275
Other long-term assets	7,263	7,770

Total other long-term assets	24,573	25,137

Total assets	$294,298	$276,350

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$46,530	$55,940
Accrued employee compensation	26,674	26,431
Accrued insurance	12,922	15,543
Billings in excess of revenues on contracts in progress	26,345	15,771
Current deferred tax liability	15,698	15,738
Income taxes payable	5,830	2,600
Other accrued expenses	18,687	17,785

Total current liabilities	152,686	149,808

Long-term Liabilities
Deferred income tax liability	5,859	5,285
Other long-term liabilities	6,238	6,200

Total liabilities	164,783	161,293

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,328,835 and 9,305,778, respectively	9,329	9,306
Additional paid-in capital	47,687	47,356
Retained earnings	77,432	63,060
Accumulated other comprehensive (loss)/income	(172)	96
Less - 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	129,515	115,057

Total liabilities and shareholders’ investment	$294,298	$276,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months
	ended June 30,
(In thousands)	2008	2007
		Restated,
		See Note 2
Cash Flows from Operating Activities
Net income	$14,372	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,853	2,969
Changes in assets and liabilities:
Decrease/(increase) in receivables	4,727	(2,533)
Decrease in unbilled revenues and billings in excess, net	1,751	2,841
Decrease in other net assets	6,704	8,821
Decrease in accounts payable	(9,368)	(2,888)
Increase/(decrease) in accrued expenses	1,882	(2,938)

Total adjustments	8,549	6,272

Net cash provided by operating activities	22,921	13,908

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,546)	(604)

Net cash used in investing activities	(2,546)	(604)

Cash Flows from Financing Activities
Payments on long-term debt, net	—	(11,038)
Decrease in book overdrafts	—	(986)
Proceeds from exercise of stock options	231	1,039
Payments on capital lease obligations	(181)	(355)

Net cash provided by/(used in) financing activities	50	(11,340)

Net increase in cash and cash equivalents	20,425	1,964

Cash and cash equivalents, beginning of period	22,052	13,182

Cash and cash equivalents, end of period	$42,477	$15,146

Supplemental Disclosures of Cash Flow Data
Interest paid	$51	$338
Income taxes paid	$3,170	$1,422

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     In these condensed consolidated financial statements, Michael Baker Corporation is referred to as the “Company.” The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 (the “Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008.
2. RESTATEMENT OF PRIOR PERIODS’ CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the periods ended June 30, 2007, the Company determined that accounting errors, as described below, were included in its previously issued unaudited condensed consolidated financial statements. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six-month periods ended June 30, 2007 to correct the accounting errors described below.
     The following table presents the impact of the restatement on net income and diluted earnings per share (amounts in thousands, except earnings per share):

	For the three months ended		For the six months ended
	June 30, 2007		June 30, 2007
	Net	Diluted	Net	Diluted
	income	EPS	income	EPS

As originally reported	$8,521	$0.96	$11,591	$1.31

Restatement items:
Accounting errors related to revenue recognition, pre-tax (1)	(3,744)		(6,592)
Income tax effects (2)	1,309		2,637

As restated	$6,086	$0.69	$7,636	$0.86

(1)	Accounting errors related to (i) the incorrect calculation of manual accruals to record revenue under the terms of several of the Company’s Energy segment domestic managed service contracts, and (ii) inappropriate inclusion of non-billable costs in the determination of revenue. These error corrections had the net effect of reducing revenue, cost of work performed and net income.

In addition, the Company identified errors in the reporting of revenues and cost of work performed relating to (i) under accrued unbilled revenues and accounts payable for certain pass-through costs in the Energy segment domestic managed service business and (ii) incorrect gross basis presentation on one of its managed services projects that should have been presented on a net basis in accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” These error corrections had the net effect of decreasing revenue and cost of work performed, but had a negligible effect on net income.
(2)	This adjustment represents the income tax effect of the error corrections described in (1) above.
     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Income for the three months ended June 30, 2007:

	As
	originally		As
(In thousands, except per share amounts)	reported	Adjustments	restated

Revenues	$192,241	$(6,408)	$185,833

Cost of work performed	160,824	(2,664)	158,160

Gross profit	31,417	(3,744)	27,673

Selling, general and administrative expenses	17,139	—	17,139

Income from operations	14,278	(3,744)	10,534

Other income/(expense):
Equity income from unconsolidated subsidiaries	433	—	433
Interest income	89	—	89
Interest expense	(44)	—	(44)
Reductions related to interest on unpaid taxes, net	15	—	15
Other, net	44	—	44

Income before income taxes	14,815	(3,744)	11,071

Provision for income taxes	6,294	(1,309)	4,985

Net income	8,521	(2,435)	6,086

Other comprehensive income -
Foreign currency translation adjustments	29	—	29

Comprehensive income	$8,550	$(2,435)	$6,115

Basic earnings per share	$0.98	$(0.28)	$0.70
Diluted earnings per share	$0.96	$(0.27)	$0.69

The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Income for the six months ended June 30, 2007:

	As
	originally		As
(In thousands, except per share amounts)	reported	Adjustments	restated

Revenues	$362,948	$(7,483)	$355,465

Cost of work performed	308,008	(891)	307,117

Gross profit	54,940	(6,592)	48,348

Selling, general and administrative expenses	34,723	—	34,723

Income from operations	20,217	(6,592)	13,625

Other income/(expense):
Equity income from unconsolidated subsidiaries	740	—	740
Interest income	153	—	153
Interest expense	(349)	—	(349)
Interest expense on unpaid taxes, net	(96)	—	(96)
Other, net	(55)	—	(55)

Income before income taxes	20,610	(6,592)	14,018

Provision for income taxes	9,019	(2,637)	6,382

Net income	11,591	(3,955)	7,636

Other comprehensive income -
Foreign currency translation adjustments	124	—	124

Comprehensive income	$11,715	$(3,955)	$7,760

Basic earnings per share	$1.33	$(0.45)	$0.88
Diluted earnings per share	$1.31	$(0.45)	$0.86

     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007:

	As originally		As
(In thousands)	reported	Adjustments	restated

Cash Flows from Operating Activities
Net income	$11,591	$(3,955)	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,969	—	2,969
Changes in assets and liabilities:
Increase in receivables	(2,533)	—	(2,533)
Decrease in unbilled revenues and billings in excess, net	579	2,262	2,841
Decrease in other net assets	8,821	—	8,821
Decrease in accounts payable	(7,218)	4,330	(2,888)
Decrease in accrued expenses	(301)	(2,637)	(2,938)

Total adjustments	2,317	3,955	6,272

Net cash provided by operating activities	13,908	—	13,908

Cash Flows from Investing Activities
Additions to property, plant and equipment	(604)	—	(604)

Net cash used in investing activities	(604)	—	(604)

Cash Flows from Financing Activities
Payments on long-term debt, net	(11,038)	—	(11,038)
Decrease in book overdrafts	(986)	—	(986)
Proceeds from exercise of stock options	1,039	—	1,039
Payments on capital lease obligations	(355)	—	(355)

Net used in financing activities	(11,340)	—	(11,340)

Net increase in cash and cash equivalents	1,964	—	1,964
Cash and cash equivalents, beginning of period	13,182	—	13,182

Cash and cash equivalents, end of period	$15,146	$—	$15,146

3. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income	$8,258	$6,086	$14,372	$7,636

Basic:
Weighted average shares outstanding	8,810	8,728	8,801	8,702
Earnings per share	$0.94	$0.70	$1.63	$0.88

Diluted:
Effect of dilutive securities -
Stock options and restricted shares	59	131	79	128
Weighted average shares outstanding	8,869	8,859	8,880	8,830
Earnings per share	$0.93	$0.69	$1.62	$0.86

     As of June 30, 2008, there were 14,000 of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market prices of the Company’s common shares. As of June 30, 2007, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market prices of the Company’s common shares.
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
     The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Revenues
Engineering	$113.5	$98.7	$222.2	$189.0
Energy	57.4	87.1	123.6	166.5

Total revenues	$170.9	$185.8	$345.8	$355.5

Income from operations before
Corporate overhead
Engineering	$15.8	$10.8	$28.8	$20.5
Energy	1.3	4.1	2.6	3.6

Total segment income from operations before Corporate overhead	17.1	14.9	31.4	24.1

Less: Corporate overhead
Engineering	(3.0)	(3.3)	(6.4)	(7.3)
Energy	(1.1)	(1.2)	(2.5)	(2.7)

Total Corporate overhead	(4.1)	(4.5)	(8.9)	(10.0)

Total income/(loss) from operations
Engineering	12.8	7.5	22.4	13.2
Energy	0.2	2.9	0.1	0.9
Other Corporate income/(expense)	0.5	0.1	0.8	(0.5)

Total income from operations	$13.5	$10.5	$23.3	$13.6

	As of
	June 30,	December 31,
	2008	2007

Equity investments in unconsolidated subsidiaries:
Engineering	$2.2	$1.5
Energy	1.2	1.0

Total	$3.4	$2.5

	As of
	June 30,	December 31,
	2008	2007

Segment assets:
Engineering	$146.9	$138.2
Energy	109.9	112.7

Subtotal — segments	256.8	250.9
Other Corporate assets	37.5	25.5

Total	$294.3	$276.4

     The Company has determined that interest expense, interest income, income from unconsolidated subsidiaries, and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.
5. INCOME TAXES
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. As of June 30, 2008, the Company’s reserve for uncertain tax positions totaled approximately $1.9 million, which was unchanged from December 31, 2007. Additional changes in this reserve could impact the Company’s effective tax rate in subsequent periods.
     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of June 30, 2008, the Company’s reserves for interest and penalties related to uncertain tax positions totaled $1.3 million, which was an increase of $0.1 million from December 31, 2007.
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
     The Company’s full-year forecasted effective income tax rate was 42% and 46% at June 30, 2008 and 2007, respectively. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2007 was 43%.
     The variances between the U.S. federal statutory rate of 35% and our forecasted effective income tax rates for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed profit basis.
6. COMMITMENTS & CONTINGENCIES
Commitments
     At June 30, 2008, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at June 30, 2008 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$ 10.6
Other	0.1
Performance and payment bonds*	$ 12.2

*   These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of June 30, 2008, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at June 30, 2008. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

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
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $6.2 million at June 30, 2008 and December 31, 2007, may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Actual payments could differ from amounts recorded at June 30, 2008 and December 31, 2007 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
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
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008; following the approval of its selection of counsel, a consolidated amended complaint will likely be filed. The Company intends to defend this lawsuit vigorously.
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
     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of June 30, 2008 and December 31, 2007.
7. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of June 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $10.7 million as of both dates.

     Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during the six months ended June 30, 2008. The weighted-average interest rate on the Company’s borrowings was 7.57% for the six months ended June 30, 2007. The proceeds from these borrowings under the Credit Agreement were used to meet various working capital requirements.
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
8. STOCK-BASED COMPENSATION
     As of June 30, 2008, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.
     The Company recognized total stock-based compensation expense of $124,000 and $313,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, all outstanding options were fully vested under both plans. There were 122,463 and 145,520 exercisable options under the plans as of June 30, 2008 and December 31, 2007, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2007	145,520	$14.70	$3,841,521	4.8
Options exercised	(23,057)	10.03

Balance at June 30, 2008	122,463	$15.58	$841,022	5.2

     As of June 30, 2008, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 189,500 shares were available for future grants under the Directors’ Plan.

     The following table summarizes information about stock options outstanding under both plans as of June 30, 2008:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 - $9.53	26,429	3.1	$8.08	26,429	$8.08
$10.025 - $15.625	54,034	3.9	13.92	54,034	13.92
$20.16 - $26.86	42,000	8.0	22.43	42,000	22.43

Total	122,463	5.2	$15.58	122,463	$15.58

*	Average life remaining in years.
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
     During the second quarter of 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with our Chief Executive Officer’s recent employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved equity incentive plan. The Company did not have a shareholder-approved employee equity plan at June 30, 2008. The liability associated with these SARs will require revaluation on a quarterly basis.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2008	2007
| |
Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,631 and $2,574, respectively	218	275

Goodwill and other intangible assets, net	$17,310	$17,367

     There was no change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2008.

     Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. Given the Company’s restatement discussed in Note 2, the Company completed an evaluation of the carrying value of its Energy segment’s goodwill as of December 31, 2007. No impairment charge was required as a result of this evaluation. Similarly, no goodwill impairment charge was required in connection with the Company’s annual evaluation for the second quarter of 2008.
     As of June 30, 2008, the Company’s other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from its 1998 purchase of Steen Production Services, Inc., as well as intangibles primarily related to the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $631,000 as of June 30, 2008). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next four years. Amortization expense recorded on the other intangible assets balance was $57,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively.
     Estimated future amortization expense for other intangible assets as of June 30, 2008 is as follows (in thousands):

For the six months ending December 31, 2008	$56
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$218

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
Restatement
     Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended June 30, 2007, we determined that accounting errors were included in our previously issued condensed consolidated financial statements. We have restated our previously issued condensed consolidated financial statements for the three and six months ended June 30, 2007; see Note 2 to our condensed consolidated financial statements in this Form 10-Q for further discussion of these matters. All amounts and commentary included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.
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
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects for the years ended December 31, 2006 and 2007, and we expect this state spending to maintain a consistent level of activity over the remainder of 2008. Engineering contracts awarded during the first and second quarters include a two-part contract for an estimated $2.7 million to complete environmental investigations and preliminary and final design for the new Vrooman Road Bridge over the Grand River in Lake County, Ohio and a $3.4 million contract by the Kane County (Ill.) Division of Transportation for the final design of the Fox River Bridge, including 1.3 miles of new highway and a pedestrian bridge.
     In March 2004, we announced that we had been awarded a five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories. As of June 30, 2008, approximately $62 million of this contract value was included in our funded backlog. Although we expect additional funding authorizations, we do not anticipate realizing all of our unfunded backlog balance (totaling $262 million at June 30, 2008) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior to March 10, 2009 to continue for approximately three years. In the future, we may be required to reduce our FEMA backlog as better estimates become available. During the second half of 2008, we will compete for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program.
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
     During the first half of 2008, we were able to increase revenues related to our international business through the renewal of a $5.8 million-per-year contract with Nigeria LNG Ltd. for an additional three years, with an option for a two-year extension, to provide a wide variety of operations, maintenance and support activities for the Liquefied Natural Gas Complex located at Bonny Island, Rivers State, Nigeria. This extension provided us with various pricing improvements over our previous contract. In addition, we had several new contracts in West Africa that began in the fourth quarter of 2007. While several of our managed services contracts were completed or cancelled, activity on several new managed services projects increased or commenced in the second and third quarters of 2008 and will contribute to our results in the second half of 2008.

Executive Overview
     Our revenues were $345.8 million for the six months ended June 30, 2008, a 3% decrease over the $355.5 million reported for 2007. This decrease was driven by the period-over-period decrease of 26% in our Energy segment, partially offset by the period-over-period increase of 18% in our Engineering segment. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our managed services contracts during the third quarter of 2007 and the change in the scope and subsequent cancellation of another of our managed services contracts, offset partially by the revenue impact of a new managed services contract that began in the third quarter of 2007. The 18% revenue growth in our Engineering segment for the first half of 2008 primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, an increase in our transportation-related revenues, and the recognition of a non-recurring project settlement under a previously awarded contract that was subsequently reprocured by the client.
     Our earnings per diluted common share were $1.62 for the six months ended June 30, 2008, compared to $0.86 per diluted common share reported for 2007. Income from operations for the six months ended June 30, 2008 was $23.3 million, which improved from $13.6 million for 2007. These overall results were driven by profitability improvements on certain federal and state projects, an increase in work for our unconsolidated joint venture in Iraq, and the favorable impact of a non-recurring project settlement during 2008. Income from operations for the six months ended June 30, 2008 was $22.4 million in our Engineering segment, an increase from $13.2 million for 2007. Unfavorably impacting our overall period-over-period increase in income from operations was our Energy segment’s income from operations of $0.1 million for the six months ended June 30, 2008 compared $0.9 million for 2007. Our Energy segment’s income from operations was impacted by restatement costs totaling $4.2 million for the first half of 2008.
Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three and six months ended June 30, 2008 and 2007. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.

	For the three months				For the six months
	ended June 30,				ended June 30,
	2008		2007		2008		2007

	(Dollars in millions)
Revenues		(1)		(1)		(1)		(1)
Engineering	$113.5	66%	$98.7	53%	$222.2	64%	$189.0	53%
Energy	57.4	34%	87.1	47%	123.6	36%	166.5	47%

Total revenues	$170.9	100%	$185.8	100%	$345.8	100%	$355.5	100%

	For the three months				For the six months
	ended June 30,				ended June 30,
	2008		2007		2008		2007

	(Dollars in millions)
Income from operations before Corporate overhead		(2)		(2)		(2)		(2)
Engineering	$15.8	13.9%	$10.8	10.9%	$28.8	13.0%	$20.5	10.8%
Energy	1.3	2.3%	4.1	4.7%	2.6	2.1%	3.6	2.2%

Total segment income from operations before Corporate overhead	17.1	10.0%	14.9	8.0%	31.4	9.1%	24.1	6.8%

Less: Corporate overhead
Engineering	(3.0)	-2.6%	(3.3)	-3.3%	(6.4)	-2.9%	(7.3)	-3.9%
Energy	(1.1)	-1.9%	(1.2)	-1.4%	(2.5)	-2.0%	(2.7)	-1.6%

Total Corporate overhead	(4.1)	-2.4%	(4.5)	-2.4%	(8.9)	-2.6%	(10.0)	-2.8%

Total income/(loss) from operations
Engineering	12.8	11.3%	7.5	7.6%	22.4	10.1%	13.2	7.0%
Energy	0.2	0.3%	2.9	3.3%	0.1	0.1%	0.9	0.5%
Other Corporate income/(expense)	0.5		0.1		0.8		(0.5)

Total income from operations	$13.5	7.9%	$10.5	5.7%	$23.3	6.7%	$13.6	3.8%

(1)	Reflects percentage of total company revenues.

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
Comparisons of the Three Months Ended June 30, 2008 and 2007
     In this three-month discussion, unless specified otherwise, all references to 2008 and 2007 relate to the three months ended June 30, 2008 and 2007, respectively.
Revenues
     Our revenues totaled $170.9 million for 2008 compared to $185.8 million for 2007, reflecting a decrease of $14.9 million or 8%. This decrease was driven by a period-over-period reduction of 34% in our Energy segment’s revenues, partially offset by the period-over-period growth of 15% in our Engineering segment. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our major managed services contracts during the third quarter of 2007 and the change in the scope and subsequent cancellation of another managed services contract. The 15% revenue growth in our Engineering segment primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, and an increase in our transportation-related revenues.

     Engineering. Revenues were $113.5 million for 2008 compared to $98.7 million for 2007, reflecting an increase of $14.8 million or 15%. The following table presents Engineering revenues by client type:

	For the three months ended June 30,
Revenues by client type	2008		2007

	(Dollars in millions)
Federal government	$58.9	52%	$48.2	49%
State and local government	44.1	39%	38.3	39%
Domestic private industry	10.5	9%	12.2	12%

Total Engineering revenues	$113.5	100%	$98.7	100%

     The increase in our Engineering segment’s revenues for 2008 was primarily related to an increase of $6.8 million in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase of $4.6 million in work performed for our unconsolidated joint venture operating in Iraq, an increase in our transportation-related revenues, as well as growth in most of our other engineering practice areas. The increase in 2008 revenues was partially offset by a decrease in project incentive awards of $2.6 million as compared to 2007.
     Total revenues from FEMA were $24 million and $26 million for 2008 and 2007, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $1.3 million and $1.5 million for 2008 and 2007, respectively. The decreased project incentive awards on the FEMA Map Mod Program for 2008 represents a lower project incentive award pool as compared to 2007, while we achieved consistent performance levels on the tasks completed.
     Energy. Revenues were $57.4 million for 2008 compared to $87.1 million for 2007, reflecting a decrease of $29.7 million or 34%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended June 30,
Revenues by market	2008		2007

	(Dollars in millions)
Domestic	$41.1	72%	$73.5	84%
Foreign	16.3	28%	13.6	16%

Total Energy revenues	$57.4	100%	$87.1	100%

     The decrease in Energy’s domestic revenues for 2008 as compared to 2007 was primarily the result of our managed services contract with Escambia Operating Company, LLC (“Escambia”) being terminated in connection with Escambia’s sale of certain gas producing properties and the change in the scope and subsequent cancellation of our managed services contract with Brooks Range Petroleum Corporation. Also in our domestic operations, one of our major managed services contracts was renegotiated in 2008 and resulted in a significant reduction in revenue activity. International revenues increased primarily as a result of the scheduled shut-down of liquefied natural gas facilities in Nigeria for which we provided operations and maintenance services, coupled with more favorable pricing which went into effect on this contract in the fourth quarter of 2007. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down. The 2008 shut-down activities were completed during the second quarter of 2008.
Gross Profit
     Our gross profit totaled $32.3 million for 2008 compared to $27.7 million for 2007, reflecting an increase of $4.6 million or 17%. Gross profit included unallocated Corporate income of $0.6 million for 2008 versus $0.2 million of expense for 2007. Gross profit expressed as a percentage of revenues increased to 18.9% for 2008 compared to 14.9% for 2007. The increase in gross profit for 2008 is primarily attributable to our Engineering segment’s increased revenue volume compared to 2007 and a decrease in total general liability insurance costs of $0.6 million due to higher claims activity in 2007. Additionally, we experienced favorable claims development of $0.8 million related to our self-insured professional liability reserves in 2008.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 33.4% for 2008 compared to 27.1% for 2007, while subcontractor costs expressed as a percentage of revenues were 19.5% and 29.2% for 2008 and 2007, respectively. In the Energy segment, we used fewer subcontractors during 2008, as compared to 2007 when we incurred more subcontractor costs in connection with drilling exploratory wells for our customers on certain managed services contracts. Expressed as a percentage of revenues, direct labor and subcontractor costs increased in the Engineering segment period over period due to project mix.
     Engineering. Gross profit was $23.3 million for 2008 compared to $20.2 million for 2007, reflecting an increase of $3.1 million or 15%. Engineering’s gross profit expressed as a percentage of revenues was 20.5% for both 2008 and 2007. The increase in gross profit is primarily attributable to Engineering’s improved revenue volume compared to 2007. Gross profit expressed as a percentage of revenues remained consistent even with the decrease in project incentive awards of $2.6 million as compared to 2007.
     Energy. Gross profit was $8.4 million for 2008 compared to $7.3 million for 2007, reflecting an increase of $1.1 million or 16%. Gross profit expressed as a percentage of revenues increased to 14.7% for 2008 compared to 8.4% for 2007. Despite its 34% revenue decrease in 2008, Energy posted a gross profit improvement due to its significant margin improvement on its current contracts and a decrease of $0.8 million in self-insured general liability costs. In our domestic operations, the 2008 gross profit amounts associated with the aforementioned managed services projects which experienced revenue reductions were relatively consistent with the 2007 gross profit amounts.
Selling, General and Administrative Expenses
     Our SG&A expenses totaled $18.7 million for 2008 compared to $17.1 million for 2007, reflecting an increase of $1.6 million or 9%. Included in SG&A for 2007 were unallocated Corporate-related costs of $0.1 million, as compared to negligible Corporate-related costs in 2008. This overall increase in SG&A expenses resulted from restatement-related professional fees totaling $3.3 million which were incurred in the second quarter of 2008 and impacted our Energy segment. This increase was partially offset by a $0.4 million reduction in allocated Corporate overhead costs, which primarily related to cost containment measures that included a reduction in payroll costs in 2008. SG&A expenses expressed as a percentage of revenues increased to 11.0% for 2008 from 9.2% for 2007. This overall increase in SG&A expenses expressed as a percentage of revenues is related to a combination of the previously mentioned restatement costs and the 8% decrease in revenues as compared to 2007.

     In connection with the restatement, our Audit Committee has conducted an independent investigation of the issues surrounding the restatement and retained outside advisors to assist. We have also incurred restatement-related fees for work performed by our independent auditors and other professional fees for work in responding to inquiries from the SEC regarding the restatement. Restatement-related costs will continue to impact our SG&A expenses during the remainder of 2008.
     Engineering. SG&A expenses were $10.5 million for 2008 compared to $12.7 million for 2007, reflecting a decrease of $2.2 million or 17%. SG&A expenses expressed as a percentage of revenues decreased to 9.2% for 2008 from 12.8% for 2007. This decrease primarily related to cost containment measures implemented in the Engineering segment and a reduction of $0.3 million in allocated Corporate overhead costs, attributable to a decrease in payroll costs. The decrease in SG&A expenses expressed as a percentage of revenues is driven primarily by a combination of the increase in revenues during 2008 and the effects of our cost containment measures.
     Energy. SG&A expenses were $8.2 million for 2008 compared to $4.4 million for 2007, reflecting an increase of $3.8 million or 87%. SG&A expenses expressed as a percentage of revenues increased to 14.3% for 2008 from 5.0% for 2007. This increase in SG&A expenses expressed as a percentage of revenues is primarily attributable to a combination of the aforementioned 34% decrease in revenues and $3.3 million in professional fees recognized in 2008 related to the restatement of our consolidated financial statements.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $0.9 million of income for 2008 compared to $0.5 million of income for 2007.
     Equity income from our unconsolidated subsidiaries produced income of $0.9 million for 2008 compared to $0.4 million for 2007. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our recurring interest expense reflected nominal amounts in 2008 and 2007 primarily due to our being in a net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during both periods. Interest income was $0.2 million and $0.1 million for 2008 and 2007, respectively. Interest expense on unpaid taxes was $0.2 million for 2008 compared to a negligible amount of reductions for 2007.
     Our “other, net” income/(expense) was nominal for 2008 and 2007. These amounts primarily include currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 43% and 45% for the three months ended June 30, 2008 and 2007, respectively. These rates reflect the change needed to adjust from the full-year forecasted 2008 and 2007 effective income tax rates as of March 31, 2008 and 2007 to the full-year forecasted effective income tax rates as of June 30, 2008 and 2007, respectively. (See discussion under the heading “Income Taxes” in the section entitled “Comparison of Six Months Ended June 30, 2008 and 2007.)

Comparisons of the Six Months Ended June 30, 2008 and 2007
     In this six-month discussion, unless specified otherwise, all references to 2008 and 2007 relate to the six months ended June 30, 2008 and 2007, respectively.
Revenues
     Our revenues totaled $345.8 million for 2008 compared to $355.5 million for 2007, reflecting a decrease of $9.7 million or 3%. This decrease was driven by a period-over-period reduction of 26% in Energy’s revenues segment, partially offset by a period-over-period revenue growth of 18% in our Engineering segment. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our major managed services contracts during the third quarter of 2007 and the change in the scope and subsequent cancellation of another managed services contract, offset partially by the revenue impact of a new managed services contract that began in the third quarter of 2007. The 18% revenue growth in our Engineering segment primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, an increase in our transportation-related revenues and the recognition of a non-recurring project settlement.
     Engineering. Revenues were $222.2 million for 2008 compared to $189.0 million for 2007, reflecting an increase of $33.2 million or 18%. The following table presents Engineering revenues by client type:

	For the six months ended June 30,
Revenues by client type	2008		2007

	(Dollars in millions)
Federal government	$114.9	52%	$90.5	48%
State and local government	86.2	39%	75.4	40%
Domestic private industry	21.1	9%	23.1	12%

Total Engineering revenues	$222.2	100%	$189.0	100%

     The increase in our Engineering segment’s revenues for 2008 was primarily related to an increase of $9.9 million in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase of $9.1 million in work performed for our unconsolidated joint venture operating in Iraq, an increase in our transportation-related revenues, an increase of $1.9 million due to a non-recurring project settlement, and growth in most of our other engineering practice areas. The increase in 2008 revenues was partially offset by a decrease in project incentive awards of $2.6 million as compared to 2007.
     Total revenues from FEMA were $49 million and $52 million for 2008 and 2007, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $2.1 million and $2.5 million for 2008 and 2007, respectively. The decreased project incentive awards on the FEMA Map Mod Program for 2008 represents a lower project incentive award pool as compared to 2007, while we achieved higher performance levels on the tasks completed.
     Energy. Revenues were $123.6 million for 2008 compared to $166.5 million for 2007, reflecting a decrease of $42.9 million or 26%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.

     The following table presents Energy revenues by market:

	For the six months ended June 30,
Revenues by market	2008		2007

	(Dollars in millions)
Domestic	$90.8	73%	$138.4	83%
Foreign	32.8	27%	28.1	17%

Total Energy revenues	$123.6	100%	$166.5	100%

     The decrease in Energy’s domestic revenues for 2008 as compared to 2007 was primarily the result of our managed services contract with Escambia Operating Company, LLC (“Escambia”) being terminated in connection with Escambia’s sale of certain gas producing properties and the change in the scope and subsequent cancellation of our managed services contract with Brooks Range Petroleum Corporation. These decreases in revenues were offset partially by the effect of our managed services contract with Double Eagle Petroleum, on which we began work during the third quarter of 2007. This contract was substantially completed during the first half of 2008. Also in our domestic operations, one of our major managed services contracts was renegotiated in 2008 and resulted in a significant reduction in revenue activity. International revenues increased primarily as a result of the scheduled shut-down of liquefied natural gas facilities in Nigeria for which we provided operations and maintenance services, coupled with more favorable pricing which went into effect on this contract in the fourth quarter of 2007. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down. The 2008 shut-down activities were completed during the second quarter of 2008.
Gross Profit
     Our gross profit totaled $59.0 million for 2008 compared to $48.3 million for 2007, reflecting an increase of $10.7 million or 22%. Gross profit included unallocated Corporate income of $1.0 million for 2008 versus $0.4 million of expense for 2007. Gross profit expressed as a percentage of revenues increased to 17.1% for 2008 compared to 13.6% for 2007. The increase in gross profit for 2008 is primarily attributable to our Engineering segment’s increased revenue volume compared to 2007, a non-recurring project settlement of $1.9 million, and a decrease in total general liability insurance costs of $1.7 million due to higher claims activity in 2007. Additionally, we experienced favorable claims development of $1.4 million related to our self-insured professional liability reserves during 2008. An increase in workers’ compensation costs of $0.7 million, related primarily to higher claims activity in our Energy segment, served to partially offset our overall increase in gross profit for 2008.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 32.2% for 2008 compared to 28.4% for 2007, while subcontractor costs expressed as a percentage of revenues were 20.6% and 27.5% for 2008 and 2007, respectively. In the Energy segment, we used fewer subcontractors during 2008, while in 2007 we incurred more subcontractor costs in connection with drilling exploratory wells for our customers on certain managed services contracts. Expressed as a percentage of revenues, direct labor decreased and subcontractor costs increased in the Engineering segment period over period due to project mix.

     Engineering. Gross profit was $43.7 million for 2008 compared to $37.5 million for 2007, reflecting an increase of $6.2 million or 16%. The increase in gross profit for 2008 is primarily attributable to improved revenue volume compared to 2007 and the non-recurring project settlement of $1.9 million. Engineering’s gross profit expressed as a percentage of revenues was 19.7% and 19.9% for 2008 and 2007, respectively. Gross profit expressed as a percentage of revenues remained consistent even with the decrease in project incentive awards of $2.9 million as compared to 2007.
     Energy. Gross profit was $14.3 million for 2008 compared to $11.2 million for 2007, reflecting an increase of $3.1 million or 28%. Gross profit expressed as a percentage of revenues increased to 11.6% for 2008 compared to 6.7% for 2007. Gross profit expressed as a percentage of revenues was favorably impacted by a decrease of $2.0 million in self-insured general liability costs, partially offset by an increase of $0.7 million in workers’ compensation expense. In our domestic operations, the 2008 gross profit amounts associated with the aforementioned managed services projects which experienced revenue reductions were relatively consistent with the 2007 gross profit amounts.
Selling, General and Administrative Expenses
     Our SG&A expenses totaled $35.7 million for 2008 compared to $34.7 million for 2007, reflecting a increase of $1.0 million or 3%. Included in SG&A for 2008 and 2007 were unallocated Corporate-related costs of $0.2 million and $0.1 million, respectively. This overall increase in SG&A expenses resulted from restatement-related professional fees totaling $4.2 million which were incurred in the first half of 2008 and impacted our Energy segment. This increase was partially offset by a $1.1 million reduction in allocated Corporate overhead costs, which primarily related to cost containment measures that included a reduction in payroll costs and professional fees of $1.0 million for 2008. SG&A expenses expressed as a percentage of revenues increased to 10.3% for 2008 from 9.8% for 2007. This overall increase in SG&A expenses expressed as a percentage of revenues is related to a combination of the previously mentioned restatement costs and the 3% decrease in revenues as compared to 2007.
     Engineering. SG&A expenses were $21.3 million for 2008 compared to $24.3 million for 2007, reflecting a decrease of $3.0 million or 13%. SG&A expenses expressed as a percentage of revenues decreased to 9.6% for 2008 from 12.9% for 2007. This decrease primarily related to cost containment measures implemented in the Engineering segment and a reduction of $0.9 million in allocated Corporate overhead costs, which is attributable to a decrease in payroll costs and professional fees. The decrease in SG&A expenses expressed as a percentage of revenues is driven primarily by a combination of the increase in revenues during 2008 and the aforementioned effects of cost containment.
     Energy. SG&A expenses were $14.2 million for 2008 compared to $10.3 million for 2007, reflecting an increase of $3.9 million or 38%. SG&A expenses expressed as a percentage of revenues increased to 11.5% for 2008 from 6.2% for 2007. This increase in SG&A expenses expressed as a percentage of revenues is primarily attributable to a combination of the aforementioned 26% decrease in revenues and $4.2 million in professional fees recognized in 2008 related to the restatement of our consolidated financial statements, partially offset by the previously mentioned decreases in Corporate overhead costs.
Other Income/(Expense)
     The other income and expense categories discussed below totaled $1.7 million of income for 2008 compared to $0.4 million of income for 2007.

     Equity income from our unconsolidated subsidiaries produced income of $1.5 million for 2008 compared to $0.7 million for 2007. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our recurring interest expense decreased to a nominal amount in 2008 compared to $0.3 million for 2007 primarily due to our being in a net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during 2008. We were in a net borrowed position under our Credit Agreement for a portion of the corresponding period in 2007. Interest income was $0.4 million and $0.2 million for 2008 and 2007, respectively. Interest expense on unpaid taxes was $0.3 million for 2008 compared to $0.1 million for 2007.
     Our “other, net” income/(expense) was nominal for 2008 and 2007. These amounts primarily include currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 42% and 46% for the six months ended June 30, 2008 and 2007, respectively. The decrease in our full-year 2008 forecasted effective income tax rate as of June 30, 2008 was the result of higher forecasted domestic taxable income in 2008, which is taxed at a lower rate than our foreign operations and improved profitability in certain international jurisdictions.
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
Contract Backlog

	As of
	June 30,	December 31,
(In millions)	2008	2007

Engineering
Funded	$482.5	$425.6
Unfunded	648.4	696.6

Total Engineering	1,130.9	1,122.2
Energy	186.1	191.7

Total	$1,317.0	$1,313.9

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
Engineering
     As of June 30, 2008 and December 31, 2007, approximately $62 million and $57 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Although we expect additional funding authorizations, we do not anticipate realizing all of our unfunded FEMA backlog balance (totaling $262 million at June 30, 2008) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior March 10, 2009 to continue for approximately three years. In the future, we may be required to reduce our FEMA backlog as better estimates become available. During the second half of 2008, we will compete for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program.
Energy
     The Energy segment’s backlog for 2008 was lower as compared to December 31, 2007. Several new onshore managed services projects are currently in the discussion and proposal stages.
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At June 30, 2008 and December 31, 2007, we had $42.5 million and $22.1 million, respectively, of cash and cash equivalents and $100.7 million and $84.6 million in working capital, respectively. Our available capacity under our $60 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $49.3 million (82% availability) at both June 30, 2008 and December 31, 2007. Our current ratios were 1.66 to 1 and 1.56 to 1 at June 30, 2008 and December 31, 2007, respectively.
     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of June 30, 2008 and December 31 2007, $17.0 million and $15.3 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms.

Cash Provided by Operating Activities
     Cash provided by operating activities was $22.9 million for the six months ended June 30, 2008 and $13.9 million for the same period in 2007.
     Our cash provided by operating activities for 2008 resulted from net income of $14.4 million, mainly as a result of our Engineering segment’s strong performance and decreases in our Energy segment’s receivables and net unbilled revenues balances during the first half of 2008. These decreases are attributable to the reduced revenue volume in the onshore managed services projects. These improvements were offset by a decrease in our Energy segment’s accounts payable at June 30, 2008, which was again due to a decrease in activity related to certain of our Energy segment’s managed services contracts, as one of our major managed services projects was substantially completed during the quarter.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, increased in both segments, and on a consolidated basis from 84 days at year-end 2007 to 91 days at the end of the second quarter of 2008. This 2008 increase in days sales outstanding was primarily driven by the 32% decrease in revenues in our Energy segment for the quarter ended June 30, 2008 as compared to the quarter ended December 31, 2007, while our Energy segment’s combined accounts receivables and net unbilled revenues only decreased by 17% at June 30, 2008 as compared to December 31, 2007.
     Our cash provided by operating activities for the six months ended June 30, 2007 primarily reflected net income of $7.6 million and a decrease in prepaid income taxes. Our increase in receivables during the six months ended June 30, 2007 was more than offset by a decrease in net unbilled revenues.
Cash Used in Investing Activities
     Cash used in investing activities was $2.5 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority of our 2008 additions pertaining to office equipment and leasehold improvements related to office openings or relocations, computer software purchases, and vehicles purchased for an Energy project in Nigeria. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Provided by/(Used in) Financing Activities
     Cash provided by financing activities was nominal for the six months ended June 30, 2008 as compared to cash used in financing activities of $11.3 million for the same period in 2007. The cash used by financing activities for the six months ended June 30, 2007 primarily reflected net repayments of borrowings totaling $11.0 million under our Credit Agreement. In addition, our book overdrafts decreased $1.0 million for the six months ended June 30, 2007. Payments on capital lease obligations totaled $0.2 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively. Proceeds from the exercise of stock options were $0.2 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.
Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of June 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $10.7 million as of both dates.

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
     As part of our evaluation of strategic alternatives, we engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process during the second half of 2007; however, all substantive discussions related to a possible sale ceased during the first quarter of 2008 due to our Energy segment’s revenue-related restatement. We have resumed our evaluation of our strategic alternatives, including consideration of a potential sale of the Energy segment, during the third quarter of 2008. If we choose to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.
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
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008. Notwithstanding this determination, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”).
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weaknesses as of June 30, 2008:
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
Changes in Internal Control Over Financial Reporting
     Except as discussed below, there was no change in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, and that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation
We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses discussed above:
(1)	We improved our manual journal entry process within our Energy segment by requiring representatives from Finance and Project Accounting to review manual revenue related journal entries, thus further segregating the review and approval functions; updating and then re-communicating our revised policies and procedures; and training personnel on manual revenue related journal entry requirements (began in the first quarter of 2008).

(2)	We enhanced our reviews of project profitability and unbilled revenue realizability on all Energy segment domestic onshore managed services projects by improving and then re-communicating our policies and procedures. Improvements included, but were not limited to, standardizing the processes for gathering, reporting and reviewing project financials; requiring the appropriate operations and financial personnel review of this financial information; and requiring documentation and distribution of the project profitability analyses to Corporate Finance (began in the first quarter of 2008). In addition, in the first quarter of 2008, we conducted training on revenue recognition requirements.

(3)	We re-emphasized to our Energy segment senior management the need to focus on effective operations and financial personnel collaboration as a means of mitigating significant risks and strengthening our control environment. In this regard, we have stressed the importance of operations and financial personnel collaborating and interacting during the monthly accounting close and financial reporting processes (began in the first quarter of 2008).

(4)	We are in the process of reviewing staff competencies within our Energy segment and will use the results of that review in our overall financial statement risk assessment process. This process will include an assessment of the knowledge and experience of management and supervisory personnel within the Energy segment’s Finance Department (began in the second quarter of 2008).

(5)	We made personnel changes that strengthen the control environment within the Energy segment’s Finance Department. Specifically, we hired a Vice President, Controller and Chief Accounting Officer and a Project Accountant for the Energy Segment, and terminated the Energy segment’s CFO and Manager of Project Accounting in the second quarter of 2008. With assistance from the new Vice President, Controller and Chief Accounting Officer, we have hired a new Manager of Project Accounting and we began working to fill additional financial positions (began in the second quarter of 2008).
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
     In June 2008, all of the cases were consolidated into a single action. The lead plaintiff was appointed during July 2008; following the approval of its selection of counsel, a consolidated amended complaint will likely be filed. We intend to defend this lawsuit vigorously.
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
MICHAEL BAKER CORPORATION

/s/ Craig O. Stuver Craig O. Stuver	Dated: August 11, 2008
Senior Vice President, Corporate Controller, Treasurer and Acting Chief Financial Office