Form 10-Q
period 2008-09-30
BAKER MICHAEL CORP
filed 2008-11-10
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2008:

Common Stock	8,850,298 shares

EXPLANATORY NOTE
     As more fully described in the “Restatement of Prior Periods’ Condensed Consolidated Financial Statements” note to the condensed consolidated financial statements under Item 1, “Financial Information” herein, we have restated our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2007. Such restatement adjustments have been reflected in the unaudited condensed consolidated financial statements appearing herein.
     We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments, and accordingly, the financial statements and related financial information contained in such reports should not be relied upon.
     All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
		Restated,		Restated,
		See Note 2		See Note 2
Revenues	$181,237	$175,664	$526,989	$531,129

Cost of work performed	149,976	151,964	436,762	459,081

Gross profit	31,261	23,700	90,227	72,048

Selling, general and administrative expenses	13,456	16,356	49,108	51,079

Income from operations	17,805	7,344	41,119	20,969

Other income/(expense):
Equity income from unconsolidated subsidiaries	728	1,040	2,266	1,780
Interest income	220	100	661	253
Interest expense	(19)	(38)	(60)	(387)
Reductions/(expense) for interest on unpaid taxes, net	2,014	(96)	1,700	(192)
Other, net	309	171	355	116

Income before income taxes	21,057	8,521	46,041	22,539

Provision for income taxes	9,263	4,008	19,875	10,390

Net income	11,794	4,513	26,166	12,149

Other comprehensive (loss)/income -
Foreign currency translation adjustments	(490)	97	(758)	221

Comprehensive income	$11,304	$4,610	$25,408	$12,370

Basic earnings per share	$1.34	$0.51	$2.97	$1.39
Diluted earnings per share	$1.33	$0.51	$2.94	$1.37

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$41,197	$22,052
Receivables, net of allowances of $952 and $1,463, respectively	111,171	109,453
Unbilled revenues on contracts in progress	88,463	88,214
Prepaid expenses and other	12,867	14,718

Total current assets	253,698	234,437

Property, Plant and Equipment, net	16,238	16,776

Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	190	275
Other long-term assets	6,940	7,770

Total other long-term assets	24,222	25,137

Total assets	$294,158	$276,350

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$44,705	$55,940
Accrued employee compensation	28,959	26,431
Accrued insurance	11,992	15,543
Billings in excess of revenues on contracts in progress	17,192	15,771
Current deferred tax liability	15,697	15,738
Income taxes payable	6,799	2,600
Other accrued expenses	14,069	17,785

Total current liabilities	139,413	149,808

Long-term Liabilities
Deferred income tax liability	7,457	5,285
Other long-term liabilities	6,076	6,200

Total liabilities	152,946	161,293

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,340,835 and 9,305,778, respectively	9,341	9,306
Additional paid-in capital	48,068	47,356
Retained earnings	89,226	63,060
Accumulated other comprehensive (loss)/income	(662)	96
Less - 495,537 shares of Common Stock in treasury, at cost, for both periods presented	(4,761)	(4,761)

Total shareholders’ investment	141,212	115,057

Total liabilities and shareholders’ investment	$294,158	$276,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2008	2007
		Restated,
		See Note 2
Cash Flows from Operating Activities
Net income	$26,166	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,268	4,370
Changes in assets and liabilities:
Increase in receivables	(1,718)	(6,063)
Decrease in unbilled revenues and billings in excess, net	1,172	10,810
Decrease in other net assets	4,941	3,939
Decrease in accounts payable	(11,194)	(7,513)
Decrease in accrued expenses	(584)	(3,639)

Total adjustments	(3,115)	1,904

Net cash provided by operating activities	23,051	14,053

Cash Flows from Investing Activities
Additions to property, plant and equipment	(3,891)	(847)

Net cash used in investing activities	(3,891)	(847)

Cash Flows from Financing Activities
Payments on long-term debt, net	—	(11,038)
Increase in book overdrafts	—	2,304
Proceeds from exercise of stock options	231	1,381
Payments on capital lease obligations	(246)	(477)

Net cash used in financing activities	(15)	(7,830)

Net increase in cash and cash equivalents	19,145	5,376

Cash and cash equivalents, beginning of period	22,052	13,182

Cash and cash equivalents, end of period	$41,197	$18,558

Supplemental Disclosures of Cash Flow Data
Interest paid	$54	$348
Income taxes paid	$10,033	$8,940

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
2. RESTATEMENT OF PRIOR PERIODS’ CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the periods ended September 30, 2007, the Company determined that accounting errors, as described below, were included in its previously issued unaudited condensed consolidated financial statements. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and nine-month periods ended September 30, 2007 to correct the accounting errors described below.
     The following table presents the impact of the restatement on net income and diluted earnings per share (amounts in thousands, except earnings per share):

	For the three months ended		For the nine months ended
	September 30, 2007		September 30, 2007
	Net	Diluted	Net	Diluted
	income	EPS	income	EPS

As originally reported	$6,366	$0.72	$17,957	$2.03

Restatement items:
Accounting errors related to revenue recognition, pre-tax (1)	(2,372)		(8,964)
Income tax effects (2)	519		3,156

As restated	$4,513	$0.51	$12,149	$1.37

(1)	Accounting errors related to (i) the incorrect calculation of manual accruals to record revenue under the terms of several of the Energy segment’s domestic managed services contracts, and (ii)

inappropriate inclusion of non-billable costs in the determination of revenue. These error corrections had the net effect of reducing revenue, cost of work performed and net income.

In addition, the Company identified errors in the reporting of revenues and cost of work performed relating to (i) under accrued unbilled revenues and accounts payable for certain pass-through costs in the Energy segment’s domestic managed services business and (ii) incorrect gross basis presentation on one of its managed services projects that should have been presented on a net basis in accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” These error corrections had the net effect of decreasing revenue and cost of work performed, but had a negligible effect on net income.

(2)	This adjustment represents the income tax effect of the error corrections described in (1) above.
     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Income for the three months ended September 30, 2007:

	As
	originally		As
(In thousands, except per share amounts)	reported	Adjustments	restated

Revenues	$182,227	$(6,563)	$175,664

Cost of work performed	156,155	(4,191)	151,964

Gross profit	26,072	(2,372)	23,700

Selling, general and administrative expenses	16,356	—	16,356

Income from operations	9,716	(2,372)	7,344

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,040	—	1,040
Interest income	100	—	100
Interest expense	(38)	—	(38)
Interest expense on unpaid taxes, net	(96)	—	(96)
Other, net	171	—	171

Income before income taxes	10,893	(2,372)	8,521

Provision for income taxes	4,527	(519)	4,008

Net income	6,366	(1,853)	4,513

Other comprehensive income -
Foreign currency translation adjustments	97	—	97

Comprehensive income	$6,463	$(1,853)	$4,610

Basic earnings per share	$0.73	$(0.22)	$0.51
Diluted earnings per share	$0.72	$(0.21)	$0.51

The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Income for the nine months ended September 30, 2007:

	As
	originally		As
(In thousands, except per share amounts)	reported	Adjustments	restated

Revenues	$545,175	$(14,046)	$531,129

Cost of work performed	464,163	(5,082)	459,081

Gross profit	81,012	(8,964)	72,048

Selling, general and administrative expenses	51,079	—	51,079

Income from operations	29,933	(8,964)	20,969

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,780	—	1,780
Interest income	253	—	253
Interest expense	(387)	—	(387)
Interest expense on unpaid taxes, net	(192)	—	(192)
Other, net	116	—	116

Income before income taxes	31,503	(8,964)	22,539

Provision for income taxes	13,546	(3,156)	10,390

Net income	17,957	(5,808)	12,149

Other comprehensive income -
Foreign currency translation adjustments	221	—	221

Comprehensive income	$18,178	$(5,808)	$12,370

Basic earnings per share	$2.06	$(0.67)	$1.39
Diluted earnings per share	$2.03	$(0.66)	$1.37

     The following table presents the effects of the adjustments on the Company’s previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007:

	As originally		As
(In thousands)	reported	Adjustments	restated

Cash Flows from Operating Activities
Net income	$17,957	$(5,808)	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,370	—	4,370
Changes in assets and liabilities:
Increase in receivables	(6,063)	—	(6,063)
Decrease in unbilled revenues and billings in excess, net	2,529	8,281	10,810
Decrease in other net assets	3,939	—	3,939
Decrease in accounts payable	(8,196)	683	(7,513)
Decrease in accrued expenses	(483)	(3,156)	(3,639)

Total adjustments	(3,904)	5,808	1,904

Net cash provided by operating activities	14,053	—	14,053

Cash Flows from Investing Activities
Additions to property, plant and equipment	(847)	—	(847)

Net cash used in investing activities	(847)	—	(847)

Cash Flows from Financing Activities
Payments on long-term debt, net	(11,038)	—	(11,038)
Increase in book overdrafts	2,304	—	2,304
Proceeds from exercise of stock options	1,381	—	1,381
Payments on capital lease obligations	(477)	—	(477)

Net used in financing activities	(7,830)	—	(7,830)

Net increase in cash and cash equivalents	5,376	—	5,376
Cash and cash equivalents, beginning of period	13,182	—	13,182

Cash and cash equivalents, end of period	$18,558	$—	$18,558

3. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007

Net income	$11,794	$4,513	$26,166	$12,149

Basic:
Weighted average shares outstanding	8,812	8,775	8,805	8,726
Earnings per share	$1.34	$0.51	$2.97	$1.39

Diluted:
Effect of dilutive securities -
Stock options and restricted shares	86	125	82	135
Weighted average shares outstanding	8,898	8,900	8,887	8,861
Earnings per share	$1.33	$0.51	$2.94	$1.37

     As of September 30, 2008, there were 16,000 of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares. As of September 30, 2007, all of the Company’s stock options were included in the computations of diluted shares outstanding because the option exercise prices were less than the average market price of the Company’s common shares.
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
     The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Revenues
Engineering	$119.1	$100.6	$341.3	$289.6
Energy	62.1	75.1	185.7	241.5

Total revenues	$181.2	$175.7	$527.0	$531.1

Income/(loss) from operations before Corporate overhead
Engineering	$15.2	$13.2	$44.1	$33.7
Energy	7.5	(0.1)	10.1	3.6

Total segment income from operations before Corporate overhead	22.7	13.1	54.2	37.3

Less: Corporate overhead
Engineering	(3.7)	(3.4)	(10.1)	(10.7)
Energy	(1.3)	(1.3)	(3.9)	(4.0)

Total Corporate overhead	(5.0)	(4.7)	(14.0)	(14.7)

Total income/(loss) from operations
Engineering	11.5	9.8	34.0	23.0
Energy	6.2	(1.4)	6.2	(0.4)
Other Corporate income/(expense)	0.1	(1.1)	0.9	(1.6)

Total income from operations	$17.8	$7.3	$41.1	$21.0

	As of
	September 30,	December 31,
	2008	2007

Equity investments in unconsolidated subsidiaries:
Engineering	$1.9	$1.5
Energy	1.2	1.0

Total	$3.1	$2.5

	As of
	September 30,	December 31,
	2008	2007

Segment assets:
Engineering	$147.0	$138.2
Energy	102.6	112.7

Subtotal — segments	249.6	250.9
Other Corporate assets	44.6	25.5

Total	$294.2	$276.4

     The Company has determined that interest expense, interest income, income from unconsolidated subsidiaries, and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.
5. INCOME TAXES
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. As of September 30, 2008, the Company’s reserve for uncertain tax positions totaled approximately $2.3 million. As a comparison, the Company’s reserve for uncertain tax positions totaled approximately $1.9 million at December 31, 2007. The increase in the reserve relates almost entirely to an assessment of prior years’ income taxes in a foreign jurisdiction. Additional changes in this reserve could impact the Company’s effective tax rate in subsequent periods.
     The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of September 30, 2008, the Company’s reserves for interest and penalties related to uncertain tax positions totaled $1.2 million, which was unchanged from December 31, 2007.
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

     The Company’s full-year forecasted effective income tax rate was 43% and 46% at September 30, 2008 and 2007, respectively. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2007 was 43%.
     The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rates for these periods are primarily due to taxes on foreign income, which the Company is not able to offset with U.S. foreign tax credits, and to foreign losses with no U.S. tax benefit. The Company’s effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes and Nigerian income taxes that are levied on a deemed profit basis.
6. COMMITMENTS & CONTINGENCIES
Commitments
     At September 30, 2008, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at September 30, 2008 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$8.9
Other	0.1
Performance and payment bonds*	$12.7

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of September 30, 2008, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at September 30, 2008. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
Contingencies
     Credit Risk. One of the Company’s customers in its Energy segment domestic managed services business has become past due on accounts receivable balances and is experiencing liquidity issues. The Company’s receivables and unbilled revenues with this customer at September 30, 2008 were $6.9 million and $1.4 million, respectively. Subsequent to September 30, 2008, this customer paid $1.3 million of the outstanding accounts receivable balances and agreed to prepay for all estimated future services on a monthly basis. In addition, the Company has agreed to convert the remaining $7.0 million of receivables and unbilled revenues at September 30, 2008, into an unsecured promissory note payable which will bear interest at 6% and mature on April 30, 2009. This client is currently working to effect a liquidity event. Based on the Company’s analysis of the client’s assets and financial condition, no reserves were recorded against the Company’s receivable or unbilled revenue balances as of September 30, 2008.
     Services Agreement. The Company is party to a Restated and Amended Operations, Maintenance and Services Agreement dated effective January 1, 2005 (the “ Services Agreement”), with J.M. Huber Corporation (“Huber”) pursuant to which the Company agreed to provide certain operation, maintenance, exploration, development, production and administrative services with respect to certain oil and gas properties owned by Huber in the State of Wyoming. In October 2006, the Wyoming Department of Audit initiated a sales and use tax audit against Huber for the time period 2003 through 2005. In February 2008, the Department of Audit issued revised preliminary audit findings against Huber in the amount of $4.3 million in tax, interest and penalties in relation to services provided under the Services Agreement. In May 2008, Huber notified the Company of its claim for indemnification under the Services Agreement for the final audit findings, interest and penalties and certain costs relating thereto. The Company does not believe that it had or has any obligation as a vendor to collect and remit Wyoming sales and use tax with respect to certain transactions under the Services Agreement. The Company’s and Huber’s representatives met with Wyoming tax officials on June 20, 2008, to discuss the status of the audit. Based on that meeting, the Wyoming Department of Revenue agreed to reconsider the issue and to issue revised audit findings, if necessary. The Company has provided Huber with support in defending the audit; including providing supporting documentation and affidavits, reviewing audit materials and legal analysis, and attending the aforementioned meeting with Wyoming tax officials.
     Tax exposures. The Company believes that amounts estimated and recorded for certain income tax, non-income tax, penalty, and interest exposures (identified through its 2005 restatement process) aggregating $2.4 million at September 30, 2008 (and $6.2 million at December 31, 2007,) may ultimately be increased or reduced dependent on settlements with the respective taxing authorities. Actual payments could differ from amounts recorded at September 30, 2008 due to favorable or unfavorable tax settlements and/or future negotiations of tax, penalties and interest at less than full statutory rates. Based on information currently available, these recorded amounts have been determined to reflect probable liabilities. However, depending on the outcome of future tax settlements, negotiations and discussions with tax authorities, subsequent conclusions may be reached which result in favorable or unfavorable adjustments to the recorded amounts in future periods.
     During the third quarter of 2008, the Company recorded reductions in certain Energy segment liabilities for non-income taxes, penalties and interest as the result of negotiations and settlements in three international jurisdictions. These liability reductions had the effect of increasing the Company’s income before taxes by $3.7 million for the three and nine-month periods ended September 30, 2008. Certain of these liability amounts originated subsequent to December 31, 2005 and are therefore not included in the exposures discussed in the preceding paragraph.
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
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. The Company intends to defend this lawsuit vigorously.
     In connection with the Company’s 2008 restatement of its consolidated 2006 and 2007 financial statements and the resulting class action lawsuit, third-party consulting costs totaling $0.8 million were incurred during the third quarter of 2008. Such costs totaled $5.0 million for the nine months ended September 30, 2008. All of these costs have been reflected as SG&A expenses for the Company’s Energy segment. On November 3, 2008, a reimbursement in the amount of $3.0 million was received from the Company’s insurance carrier for related costs known to have been incurred through September 30, 2008. This reimbursement was recorded as a reduction to the Energy segment’s SG&A expenses during the third quarter of 2008. The Company expects that future costs related to these actions may be reimbursed by the insurer.
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

     Reliance liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of September 30, 2008 and December 31, 2007.
7. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $9.0 million and $10.7 million, respectively.
     Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. The weighted-average interest rate on the Company’s borrowings was 3.56% and 7.54% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The proceeds from these borrowings under the Credit Agreement were used to meet various working capital requirements.
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
8. STOCK-BASED COMPENSATION
     As of September 30, 2008, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

     The Company recognized total stock-based compensation expense of $593,000 and $375,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, all outstanding options were fully vested under both plans. There were 122,463 and 145,520 exercisable options under the plans as of September 30, 2008 and December 31, 2007, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2007	145,520	$14.70	$3,841,521	4.8
Options granted	16,000	37.53
Options exercised	(23,057)	10.03

Balance at September 30, 2008	138,463	$18.12	$2,353,524	5.5

     As of September 30, 2008, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 173,500 shares were available for future grants under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of September 30, 2008:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number of	Average	average	Number of	average
Range of exercise prices	options	life*	exercise price	options	exercise price

$6.25 - $9.53	26,429	2.9	$8.08	26,429	$8.08
$10.025 - $15.625	54,034	3.7	13.92	54,034	13.92
$20.16 - $37.525	58,000	8.4	26.60	42,000	22.43

Total	138,463	5.5	$18.12	122,463	$15.58

*	Average life remaining in years.
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
     During the second quarter of 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The Company did not have a shareholder-approved employee equity plan at September 30, 2008. The Company has recorded a liability for these SARs of $77,000 at September 30, 2008. The fair value of the SARs was estimated using a Black-Scholes option pricing model and will require revaluation on a quarterly basis.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2008	2007

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,659 and $2,574, respectively	190	275

Goodwill and other intangible assets, net	$17,282	$17,367

     There was no change in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2008.
     Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation.
     As of September 30, 2008, the Company’s other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from its 1998 purchase of Steen Production Services, Inc., as well as intangibles primarily related to the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $659,000 as of September 30, 2008). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next three years. Amortization expense recorded on the other intangible assets balance was $85,000 and $156,000 for the nine months ended September 30, 2008 and 2007, respectively.
     Estimated future amortization expense for other intangible assets as of September 30, 2008 is as follows (in thousands):

For the three months ending December 31, 2008	$28
Fiscal year 2009	86
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$190

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
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt the provisions of SFAS 141(R) on January 1, 2009.
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
     Restatement
     Subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors were included in our previously issued condensed consolidated financial statements. We have restated our previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2007; see the “Restatement of Prior Periods’ Condensed Consolidated Financial Statements” note to our condensed consolidated financial statements in this Form 10-Q for further discussion of these matters. All amounts and commentary included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section give effect to the restatement.
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
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects in 2006 and 2007, and we expect this state spending to maintain a consistent level of activity over the remainder of 2008. Engineering contracts awarded during the nine months ended September 30, 2008 include a $3.5 million construction management and construction inspection contract by the Allegheny County Department of Public Works for the rehabilitation of the Rankin Bridge, a two-part contract for an estimated $2.7 million to complete environmental investigations and preliminary and final design for the new Vrooman Road Bridge over the Grand River in Lake County, Ohio and a $3.4 million contract by the Kane County (Ill.) Division of Transportation for the final design of the Fox River Bridge, including 1.3 miles of new highway and a pedestrian bridge.
     In March 2004, we announced that we had been awarded a five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories. As of September 30, 2008, approximately $56 million is in our funded backlog related to this program. Although we expect additional funding authorizations, we do not anticipate realizing a majority of the unfunded backlog balance ($255 million at September 30, 2008) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior to March 10, 2009 to continue for up to three years. In the future, we plan to adjust our reported FEMA unfunded backlog downward as updated information becomes available. During the remainder of 2008, we will be competing for contracts in FEMA’s planned Risk Mapping, Analysis and Planning MAP Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program. The portion of the program for which we will be competing is one of the five-year IDIQ Production and Technical Services contracts. According to FEMA’s Request for Proposals, there will be either three contracts with a maximum potential value of $600 million each or two contracts with a maximum potential value of $900 million each.
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
     During the first nine months of 2008, we were able to increase revenues related to our international business through the renewal of a $5.8 million-per-year contract with Nigeria LNG Ltd. for an additional three years, with an option for a two-year extension, to provide a wide variety of operations, maintenance and support activities for the Liquefied Natural Gas Complex located at Bonny Island, Rivers State, Nigeria. This extension provided us with various pricing improvements over our previous contract. In addition, we had several new contracts in West Africa that began in the fourth quarter of 2007. While several of our managed services contracts were completed or cancelled, activity on several new projects increased or commenced in the second and third quarters of 2008 and will continue to contribute to our results for the remainder of 2008 and into 2009.

     Executive Overview
     Our revenues were $527.0 million for the nine months ended September 30, 2008, a 1% decrease from the $531.1 million reported for 2007. This decrease was driven by a period-over-period decrease of 23% in our Energy segment, partially offset by a period-over-period increase of 18% in our Engineering segment. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our managed services contracts during the third quarter of 2007 and a change in the scope and subsequent cancellation of another of our managed services contracts during the first half of 2008, offset partially by the revenue impact of a managed services contract that began in the third quarter of 2007 and was substantially completed during the first half of 2008. The 18% revenue growth in our Engineering segment for the nine months ended September 30, 2008 was primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, increases on several existing transportation projects, and the recognition of a non-recurring project settlement under a previously awarded contract that was subsequently reprocured by the client.
     Our earnings per diluted common share were $2.94 for the nine months ended September 30, 2008, compared to $1.37 per diluted common share reported for 2007. Income from operations for the nine months ended September 30, 2008 was $41.1 million, which improved from $21.0 million for 2007, driven primarily by the results of our Engineering segment. Income from operations for the nine months ended September 30, 2008 was $34.0 million in our Engineering segment, an increase from $23.0 million for 2007. These results were driven by profitability improvements on certain federal and state projects, an increase in work for our unconsolidated joint venture in Iraq, and the favorable impact of a non-recurring project settlement during 2008. Also favorably impacting our overall period-over-period increase in income from operations was our Energy segment’s income from operations of $6.2 million for the nine months ended September 30, 2008 compared to a $0.4 million loss from operations during the corresponding period in 2007. Our Energy segment’s income from operations was favorably impacted by a period-over-period decrease in self-insured general liability costs due to more favorable claims activity in 2008 and favorable tax-related settlements in several international jurisdictions, partially offset by restatement-related costs for the nine months ended September 30, 2008.
     Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three and nine months ended September 30, 2008 and 2007. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.

	For the three months				For the nine months
	ended September 30,				ended September 30,
	2008		2007		2008		2007

	(Dollars in millions)
Revenues		(1)		(1)		(1)		(1)
Engineering	$119.1	66%	$100.6	57%	$341.3	65%	$289.6	55%
Energy	62.1	34%	75.1	43%	185.7	35%	241.5	45%

Total revenues	$181.2	100%	$175.7	100%	$527.0	100%	$531.1	100%

	For the three months				For the nine months
	ended September 30,				ended September 30,
	2008		2007		2008		2007

	(Dollars in millions)
Income/(loss) from operations before Corporate overhead		(2)		(2)		(2)		(2)
Engineering	$15.2	12.8%	$13.2	13.1%	$44.1	12.9%	$33.7	11.6%
Energy	7.5	12.1%	(0.1)	-0.1%	10.1	5.4%	3.6	1.5%

Total segment income from operations before Corporate overhead	22.7	12.5%	13.1	7.5%	54.2	10.3%	37.3	7.0%

Less: Corporate overhead
Engineering	(3.7)	-3.1%	(3.4)	-3.4%	(10.1)	-3.0%	(10.7)	-3.7%
Energy	(1.3)	-2.1%	(1.3)	-1.7%	(3.9)	-2.1%	(4.0)	-1.7%

Total Corporate overhead	(5.0)	-2.8%	(4.7)	-2.7%	(14.0)	-2.7%	(14.7)	-2.8%

Total income/(loss) from operations
Engineering	11.5	9.7%	9.8	9.7%	34.0	10.0%	23.0	7.9%
Energy	6.2	10.0%	(1.4)	-1.9%	6.2	3.3%	(0.4)	-0.2%
Other Corporate income/ (expense)	0.1		(1.1)		0.9		(1.6)

Total income from operations	$17.8	9.8%	$7.3	4.2%	$41.1	7.8%	$21.0	4.0%

(1)	Reflects percentage of total company revenues.

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
     Comparisons of the Three Months Ended September 30, 2008 and 2007
     In this three-month discussion, unless specified otherwise, all references to 2008 and 2007 relate to the three months ended September 30, 2008 and 2007, respectively.
     Revenues
     Our revenues totaled $181.2 million for 2008 compared to $175.7 million for 2007, reflecting an increase of $5.5 million or 3%. This increase was driven by a period-over-period growth of 18% in our Engineering segment, partially offset by the period-over-period reduction of 17% in our Energy segment’s revenues. The 18% revenue growth in our Engineering segment primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, and increases on several existing transportation projects. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our major managed services contracts during the third quarter of 2007, the change in the scope of services we are providing to two other ongoing managed services clients and the cancellation of another managed services contract during the first half of 2008. The impact of these revenue reductions is partially offset by several new contracts awarded to our Energy segment during 2008.

     Engineering. Revenues were $119.1 million for 2008 compared to $100.6 million for 2007, reflecting an increase of $18.5 million or 18%. The following table presents Engineering revenues by client type:

	For the three months ended September 30,
Revenues by client type	2008		2007

	(Dollars in millions)
Federal government	$62.4	52%	$48.6	48%
State and local government	45.9	39%	41.9	42%
Domestic private industry	10.8	9%	10.1	10%

Total Engineering revenues	$119.1	100%	$100.6	100%

     The increase in our Engineering segment’s revenues for 2008 was primarily related to an increase of $6.8 million in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase of $2.7 million in work performed for our unconsolidated joint venture operating in Iraq, increases on several existing transportation projects, as well as growth in most of our other engineering practice areas.
     Total revenues from FEMA were $22 million and $23 million for 2008 and 2007, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.8 million and $1.0 million for 2008 and 2007, respectively. The decreased project incentive awards on the FEMA Map Mod Program for 2008 represents a lower project incentive award pool as compared to 2007, while we achieved consistent performance levels on the tasks completed.
     Energy. Revenues were $62.1 million for 2008 compared to $75.1 million for 2007, reflecting a decrease of $13.0 million or 17%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended September 30,
Revenues by market	2008		2007

	(Dollars in millions)
Domestic	$47.5	76%	$61.3	82%
Foreign	14.6	24%	13.8	18%

Total Energy revenues	$62.1	100%	$75.1	100%

     The decrease in Energy’s domestic revenues for 2008 as compared to 2007 was primarily the result of our managed services contract with Escambia Operating Company, LLC (“Escambia”) being terminated in connection with Escambia’s sale of certain gas producing properties, the change in the scope of services provided to two of our existing managed services clients and the cancellation of our managed services contract with Brooks Range Petroleum Corporation in the first half of 2008. These decreases in revenue were partially offset by the impact of several new contracts awarded to Energy during 2008. In addition, though our managed services contract with Double Eagle Petroleum was substantially completed during the first half of 2008, we reached agreement on and recorded a related project incentive award of $1.1 million during the third quarter of 2008. International revenues increased primarily as a result of the addition of various new contracts and pricing improvements obtained during the fourth quarter of 2007 in the renewal of a significant contract in Nigeria.

     Gross Profit
     Our gross profit totaled $31.3 million for 2008 compared to $23.7 million for 2007, reflecting an increase of $7.6 million or 32%. Gross profit included Corporate income of $0.2 million for 2008 versus $0.5 million of expense for 2007 that was not allocated to our segments. Gross profit expressed as a percentage of revenues increased to 17.2% for 2008 compared to 13.5% for 2007. The increase in gross profit for 2008 is primarily attributable to our Engineering segment’s increased revenue volume compared to 2007, a decrease in total general liability insurance costs of $2.5 million due to less favorable claims activity in 2007 (most of which pertains to our Energy segment), and favorable claims development of $0.8 million related to our self-insured professional liability reserves in 2008. Unfavorably impacting gross profit was a 2008 increase of $1.7 million in incentive compensation expense related to project personnel based on our year-to-date operating performance.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 32.1% for 2008 compared to 29.4% for 2007, while subcontractor costs expressed as a percentage of revenues were 21.4% and 25.1% for 2008 and 2007, respectively. In the Energy segment, we used fewer subcontractors during 2008 as compared to 2007 when we incurred more subcontractor costs in connection with drilling exploratory wells for our customers on certain managed services contracts. Expressed as a percentage of revenues, direct labor and subcontractor costs remained relatively unchanged in the Engineering segment period over period.
     Engineering. Gross profit was $23.6 million for 2008 compared to $20.8 million for 2007, reflecting an increase of $2.8 million or 13%. Engineering’s gross profit expressed as a percentage of revenues was 19.8% in 2008 compared to 20.7% in 2007. The increase in gross profit is primarily attributable to Engineering’s improved revenue volume compared to 2007. Gross profit expressed as a percentage of revenues was slightly down due to an increase in incentive compensation expense of $1.7 million.
     Energy. Gross profit was $7.5 million for 2008 compared to $3.4 million for 2007, reflecting an increase of $4.1 million. Gross profit expressed as a percentage of revenues increased to 12.0% for 2008 compared to 4.6% for 2007. Despite its 17% revenue decrease in 2008, Energy posted a gross profit improvement primarily due to a decrease in self-insured general liability costs of $2.5 million as a result of more favorable claims activity in 2008 and the previously mentioned nonrecurring incentive award of $1.1 million associated with a managed services contract. In our domestic operations, the 2008 gross profit amounts associated with the aforementioned managed services projects which experienced revenue reductions were relatively consistent with the 2007 gross profit amounts.
     Selling, General and Administrative Expenses
     Our SG&A expenses totaled $13.5 million for 2008 compared to $16.4 million for 2007, reflecting a decrease of $2.9 million or 18%. Included in SG&A for 2008 were Corporate-related costs of $0.1 million, as compared to $0.5 million for 2007 that were not allocated to our segments. This overall decrease in SG&A expenses primarily resulted from the reimbursement of restatement-related professional fees, net of costs incurred, totaling $2.2 million ($3.0 million of costs reimbursed through our insurance carrier less $0.8 million in costs for the third quarter) and the favorable impact of tax penalty liability reductions totaling $1.6 million related to international tax settlements reached during the third quarter. This decrease was partially offset by a $0.4 million increase in allocated Corporate overhead costs, which primarily related to the timing of annual stock compensation costs in 2008. SG&A expenses expressed as a percentage of revenues decreased to 7.4% for 2008 from 9.3% for 2007. This overall decrease in SG&A expenses expressed as a percentage of revenues is primarily related to the previously mentioned reimbursement of restatement-related costs and tax penalty reductions, as offset by an increase of $0.8 million in incentive compensation expense related to overhead personnel based on our year-to-date operating performance.
     In connection with the restatement, our Audit Committee conducted an independent investigation of the issues surrounding the restatement and retained outside advisors to assist. We have also incurred restatement-related fees for work performed by our independent auditors and other professional fees for work in responding to inquiries from the SEC regarding the restatement. Restatement-related costs will continue to impact our SG&A expenses during the remainder of 2008; however, certain of these costs are expected to be reimbursed by our insurance carrier.
     Engineering. SG&A expenses were $12.1 million for 2008 compared to $11.1 million for 2007, reflecting an increase of $1.0 million or 9%. SG&A expenses expressed as a percentage of revenues decreased to 10.1% for 2008 from 11.0% for 2007. The decrease in SG&A expenses expressed as a percentage of revenues is driven primarily by the increase in revenues during 2008.
     Energy. SG&A expenses were $1.3 million for 2008 compared to $4.8 million for 2007, reflecting a decrease of $3.5 million or 73%. SG&A expenses expressed as a percentage of revenues decreased to 2.1% for 2008 from 6.4% for 2007. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the reimbursement of restatement-related professional fees, net of costs incurred, totaling $2.2 million ($3.0 million of costs reimbursed through our insurance carrier less $0.8 million in costs for the third quarter) and the favorable impact of tax penalty reductions of $1.6 million.
     Other Income/(Expense)
     The other income and expense categories discussed below totaled income of $3.3 million for 2008 compared to $1.2 million for 2007.
     Equity income from our unconsolidated subsidiaries produced income of $0.7 million for 2008 compared to $1.0 million for 2007. Our equity income was primarily related to work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our recurring interest expense reflected nominal amounts in 2008 and 2007 primarily due to our being in a net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during both periods. Interest income was $0.2 million and $0.1 million for 2008 and 2007, respectively. We had tax-related settlements in several international jurisdictions which resulted in a reduction of interest on unpaid taxes totaling $2.0 million for 2008 versus interest expense on unpaid taxes of $0.1 million for 2007.
     Our “other, net” income was $0.3 million and $0.2 million for 2008 and 2007, respectively. These amounts primarily include currency-related gains and losses.
     Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 44% and 47% for the three months ended September 30, 2008 and 2007, respectively. These rates reflect the change needed to adjust from the full-year forecasted 2008 and 2007 effective income tax rates as of June 30, 2008 and 2007 to the full-year forecasted effective income tax rates as of September 30, 2008 and 2007, respectively. (See discussion under the heading “Income Taxes” in the section entitled “Comparison of Nine Months Ended September 30, 2008 and 2007).

     Comparisons of the Nine Months Ended September 30, 2008 and 2007
     In this nine-month discussion, unless specified otherwise, all references to 2008 and 2007 relate to the nine months ended September 30, 2008 and 2007, respectively.
     Revenues
     Our revenues totaled $527.0 million for 2008 compared to $531.1 million for 2007, reflecting a decrease of $4.1 million or 1%. This decrease was driven by a period-over-period reduction of 23% in our Energy segment, partially offset by a period-over-period revenue growth of 18% in our Engineering segment’s revenues. The decrease in Energy’s revenue was primarily driven by a client’s sale of properties and the resulting termination of one of our major managed services contracts during the third quarter of 2007, changes in the scope of services we are providing to two other ongoing managed services clients and the change in scope and subsequent cancellation of another managed services contract during the first half of 2008. The impact of these revenue reductions is partially offset by growth in our Energy segment’s international revenues and several new contracts awarded to our Energy segment during 2008. The 18% revenue growth in our Engineering segment primarily related to an increase in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase in work performed for our unconsolidated joint venture operating in Iraq, increases on several existing transportation projects and the recognition of a non-recurring project settlement.
     Engineering. Revenues were $341.3 million for 2008 compared to $289.6 million for 2007, reflecting an increase of $51.7 million or 18%. The following table presents Engineering revenues by client type:

	For the nine months ended September 30,
Revenues by client type	2008		2007

	(Dollars in millions)
Federal government	$177.3	52%	$139.2	48%
State and local government	132.1	39%	117.3	41%
Domestic private industry	31.9	9%	33.1	11%

Total Engineering revenues	$341.3	100%	$289.6	100%

     The increase in our Engineering segment’s revenues for 2008 was primarily related to an increase of $16.4 million in work performed as support for the Department of Homeland Security’s efforts to secure U.S. borders, an increase of $11.8 million in work performed for our unconsolidated joint venture operating in Iraq, increases on several existing transportation projects, an increase of $1.9 million due to a non-recurring project settlement, as well as growth in most of our other engineering practice areas. The increase in 2008 revenues was partially offset by a decrease in project incentive awards of $3.1 million as compared to 2007.
     Total revenues from FEMA were $71 million and $75 million for 2008 and 2007, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $2.9 million and $3.5 million for 2008 and 2007, respectively. The decreased project incentive awards on the FEMA Map Mod Program for 2008 represents a lower project incentive award pool as compared to 2007, while we have achieved consistent performance levels on the tasks completed.

     Energy. Revenues were $185.7 million for 2008 compared to $241.5 million for 2007, reflecting a decrease of $55.8 million or 23%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the nine months ended September 30,
Revenues by market	2008		2007
		(Dollars in millions)
Domestic	$138.3	74%	$199.7	83%
Foreign	47.4	26%	41.8	17%

Total Energy revenues	$185.7	100%	$241.5	100%

     The decrease in Energy’s domestic revenues for 2008 as compared to 2007 was primarily the result of the previously discussed Escambia contract termination, the change in the scope of services provided to two of our existing managed services clients and the change in scope and subsequent cancellation of our managed services contract with Brooks Range Petroleum Corporation in the first half of 2008. These decreases in revenues were offset partially by the effect of our managed services contract with Double Eagle Petroleum, on which we began work during the third quarter of 2007. Although this contract was substantially completed during the first half of 2008, we reached agreement on and recorded a related project incentive award of $1.1 million during the third quarter of 2008. International revenues increased primarily as a result of the addition of various new contracts and the pricing improvements obtained during the fourth quarter of 2007 in the renewal of a significant contract in Nigeria.
Gross Profit
     Our gross profit totaled $90.2 million for 2008 compared to $72.0 million for 2007, reflecting an increase of $18.2 million or 25%. Gross profit included Corporate income of $1.2 million for 2008 versus $1.0 million of expense for 2007 that was not allocated to our segments. Gross profit expressed as a percentage of revenues increased to 17.1% for 2008 compared to 13.6% for 2007. The increase in gross profit for 2008 is primarily attributable to our Engineering segment’s improved revenue volume compared to 2007 (which typically has higher margins on its contracts than our Energy segment), a non-recurring project settlement of $1.9 million, and a decrease in total general liability insurance costs of $4.2 million due to less favorable claims activity in 2007 (most of which pertains to our Energy segment). Additionally, we experienced favorable claims development of $2.2 million related to our self-insured professional liability reserves during 2008. An increase in medical costs of $1.0 million served to partially offset our overall increase in gross profit for 2008. Unfavorably impacting gross profit was a 2008 increase of $1.7 million in incentive compensation expense related to project personnel based on our year-to-date operating performance.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 32.2% for 2008 compared to 28.7% for 2007, while subcontractor costs expressed as a percentage of revenues were 20.9% and 26.7% for 2008 and 2007, respectively. In the Energy segment, we used fewer subcontractors during 2008, while in 2007 we incurred more subcontractor costs in connection with drilling exploratory wells for our customers on certain managed services contracts. Expressed as a percentage of revenues, direct labor decreased and subcontractor costs increased in the Engineering segment period over period due to project mix.

     Engineering. Gross profit was $67.3 million for 2008 compared to $58.4 million for 2007, reflecting an increase of $8.9 million or 15%. The increase in gross profit for 2008 is primarily attributable to improved revenue volume compared to 2007 and the non-recurring project settlement of $1.9 million. Engineering’s gross profit expressed as a percentage of revenues was 19.7% in 2008 compared to 20.2% and 2007. Gross profit expressed as a percentage of revenues remained relatively consistent even with the decrease in project incentive awards of $3.1 million as compared to 2007.
     Energy. Gross profit was $21.7 million for 2008 compared to $14.6 million for 2007, reflecting an increase of $7.1 million or 49%. Gross profit expressed as a percentage of revenues increased to 11.7% for 2008 compared to 6.1% for 2007. Gross profit expressed as a percentage of revenues was favorably impacted by a decrease in self-insured general liability costs of $4.5 million as a result of more favorable claims activity in 2008 and the non-recurring incentive award of $1.1 million associated with a managed services contract. In our domestic operations, the 2008 gross profit amounts associated with the aforementioned managed services projects which experienced revenue reductions were relatively consistent with the 2007 gross profit amounts.
Selling, General and Administrative Expenses
     Our SG&A expenses totaled $49.1 million for 2008 compared to $51.1 million for 2007, reflecting a decrease of $2.0 million or 4%. Included in SG&A for 2008 and 2007 were Corporate-related costs of $0.3 million and $0.6 million, respectively, which were not allocated to our segments. This overall decrease in SG&A expenses resulted from the favorable impact of tax penalty liability reductions totaling $1.6 million related to international tax settlements reached during the third quarter and a $0.7 million reduction in allocated Corporate overhead costs, which primarily related to cost containment measures that included a reduction in professional fees of $0.6 million for 2008. These decreases were offset by restatement-related professional fees, net of reimbursement, totaling $2.0 million ($5.0 million in costs less $3.0 million of costs reimbursed by our insurance carrier.) SG&A expenses expressed as a percentage of revenues decreased to 9.3% for 2008 from 9.6% for 2007. This overall decrease in SG&A expenses expressed as a percentage of revenues is related to the previously mentioned tax penalty reductions and the cost containment measures, as offset by an increase of $0.6 million in incentive compensation expense related to overhead personnel based on our year-to-date operating performance.
     Engineering. SG&A expenses were $33.3 million for 2008 compared to $35.4 million for 2007, reflecting a decrease of $2.1 million or 6%. SG&A expenses expressed as a percentage of revenues decreased to 9.8% for 2008 from 12.2% for 2007. This decrease primarily related to cost containment measures implemented in the Engineering segment and a reduction of $0.5 million in allocated Corporate overhead costs, which is attributable to a decrease in professional fees. The decrease in SG&A expenses expressed as a percentage of revenues is driven primarily by a combination of the increase in revenues during 2008 and the aforementioned effects of cost containment.
     Energy. SG&A expenses were $15.5 million for 2008 compared to $15.1 million for 2007, reflecting an increase of $0.4 million or 3%. SG&A expenses expressed as a percentage of revenues increased to 8.4% for 2008 from 6.3% for 2007. This increase in SG&A expenses expressed as a percentage of revenues is primarily attributable to a combination of the aforementioned 23% decrease in revenues and restatement-related professional fees totaling $2.0 million ($5.0 million in costs less $3.0 million of costs reimbursed by our insurance carrier), partially offset by the favorable impact of tax penalty reductions of $1.6 million.

Other Income/(Expense)
     The other income and expense categories discussed below totaled income of $4.9 million for 2008 compared to $1.6 million for 2007.
     Equity income from our unconsolidated subsidiaries produced income of $2.3 million for 2008 compared to $1.8 million for 2007. This increase was primarily related to new work orders being performed by our unconsolidated Engineering joint venture operating in Iraq.
     Our recurring interest expense decreased to $0.1 million in 2008 compared to $0.4 million for 2007 primarily due to our being in a net invested position under our Unsecured Credit Agreement (“Credit Agreement”) during 2008. We were in a net borrowed position under our Credit Agreement for a portion of the corresponding period in 2007. Interest income was $0.7 million and $0.3 million for 2008 and 2007, respectively. We had tax-related settlements in several international jurisdictions which resulted in a net reduction of interest on unpaid taxes totaling $1.7 million for 2008 versus interest expense on unpaid taxes of $0.2 million for 2007.
     Our “other, net” income/(expense) was income of $0.4 million for 2008 compared to $0.1 million for 2007. These amounts primarily include currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 43% and 46% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our full-year 2008 forecasted effective income tax rate as of September 30, 2008 was the result of higher forecasted domestic taxable income in 2008, which is taxed at a lower rate than our foreign operations and improved profitability in certain international jurisdictions.
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
Contract Backlog

	As of
	September 30,	December 31,
(In millions)	2008	2007

Engineering
Funded	$456.2	$425.6
Unfunded	638.3	696.6

Total Engineering	1,094.5	1,122.2
Energy	180.7	191.7

Total	$1,275.2	$1,313.9

     For our Engineering segment, funded backlog consists of that portion of uncompleted work represented by signed contracts and/or approved task orders, and for which the procuring agency has appropriated and allocated the funds to pay for the work. Total backlog incrementally includes that portion of contract value for which options have not yet been exercised or task orders have not been approved. We refer to this incremental contract value as unfunded backlog. U.S. government agencies and many state and local governmental agencies operate under annual fiscal appropriations and fund various contracts only on an incremental basis. In addition, our clients may terminate contracts at will or not exercise option years. Our ability to realize revenues from our backlog depends on the availability of funding for various federal, state and local government agencies; therefore, no assurance can be given that all backlog will be realized.
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
     As of September 30, 2008 and December 31, 2007, approximately $56 million and $57 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. Although we expect additional funding authorizations, we do not anticipate realizing a majority of our unfunded FEMA backlog balance ($255 million at September 30, 2008) through the contract award period, which concludes March 10, 2009. We expect work and revenue related to authorizations prior March 10, 2009 to continue for up to three years. In the future, we plan to adjust our reported FEMA unfunded backlog downward as updated information becomes available. During the remainder of 2008, we will be competing for contracts in FEMA’s planned Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The portion of the program for which we will be competing is one of the five-year IDIQ Production and Technical Services contracts. According to FEMA’s Request for Proposals, there will be either three contracts with a maximum potential value of $600 million each or two contracts with a maximum potential value of $900 million each.
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers have provided us with cash advances for use as working capital related to those customers’ contracts. At September 30, 2008 and December 31, 2007, we had $41.2 million and $22.1 million, respectively, of cash and cash equivalents and $114.3 million and $84.6 million in working capital, respectively. Our available capacity under our $60 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $51.0 million (85% availability) and $49.3 million (82% availability) at September 30, 2008 and December 31, 2007, respectively. Our current ratios were 1.82 to 1 and 1.56 to 1 at September 30, 2008 and December 31, 2007, respectively.

     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of September 30, 2008 and December 31 2007, $14.6 million and $15.3 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms.
Cash Provided by Operating Activities
     Cash provided by operating activities was $23.1 million for the nine months ended September 30, 2008 and $14.0 million for the same period in 2007.
     Our cash provided by operating activities for 2008 resulted primarily from net income of $26.2 million, mainly as a result of our Engineering segment’s strong performance. This increase was partially offset by a decrease in our Energy segment’s accounts payable at September 30, 2008, which was due to a decrease in activity related to certain of our Energy segment’s managed services contracts. Net decreases in our Energy segment’s receivables and net unbilled revenues balances on these managed services contracts have not been as significant as the accounts payable decrease due, in part, to the liquidity issues experienced by one of our major managed services clients. These liquidity issues have slowed our receivables collections from this major client. (See related discussion in the “Commitments & Contingencies” note to our accompanying condensed consolidated financial statements and below.) In addition, during the third quarter of 2008, we returned customer cash advances totaling $4.0 million to another Energy managed services customer as a result of a reduction in related activity on that contract.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, increased in both segments, and on a consolidated basis from 84 days at year-end 2007 to 89 days at the end of the third quarter of 2008. This 2008 increase in days sales outstanding was primarily driven by the 26% decrease in revenues in our Energy segment for the quarter ended September 30, 2008 as compared to the quarter ended December 31, 2007, while our Energy segment’s combined accounts receivables and net unbilled revenues only decreased by 6% at September 30, 2008 as compared to December 31, 2007. This increase is driven in part by the previously mentioned liquidity issues experienced by one of our Energy segment’s managed services clients. As discussed in the “Commitments & Contingencies” note to our accompanying condensed consolidated financial statements, subsequent to quarter end, this client made a $1.3 million payment on our total outstanding accounts receivable and unbilled revenues balances of $8.3 million, which were due from such client as of September 30, 2008. Additionally, we entered into an agreement with this client under which (1) the net outstanding accounts receivable and unbilled revenues as of October 31, 2008 will be converted into an unsecured note due April 30, 2009, which will bear interest at 6.0%, and (2) a monthly estimate of all services provided to this client subsequent to November 1, 2008 will be paid in advance of our services being provided. Also impacting days sales outstanding was the aforementioned repayment of a $4.0 million working capital advance from another managed services client during the 3rd quarter.
     Our cash provided by operating activities for the nine months ended September 30, 2007 primarily reflected net income of $12.1 million and a decrease in net unbilled revenues that was partially offset by an increase in receivables and a decrease in accounts payable during the nine months ended September 30, 2007.

Cash Used in Investing Activities
     Cash used in investing activities was $3.9 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority of our 2008 additions pertaining to office equipment and leasehold improvements related to office openings or relocations, computer software purchases, and vehicles purchased for an Energy project in Nigeria. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used in Financing Activities
     Cash used in financing activities was nominal for the nine months ended September 30, 2008 as compared to $7.8 million for the same period in 2007. The cash used by financing activities for the nine months ended September 30, 2007 primarily reflected net repayments of borrowings totaling $11.0 million under our Credit Agreement. This was offset by the increase in our book overdrafts of $2.3 million for the nine months ended September 30, 2007. Payments on capital lease obligations totaled $0.2 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively. Proceeds from the exercise of stock options were $0.2 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.
Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $9.0 million and $10.7 million, respectively.
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
Financial Condition & Liquidity
     As mentioned previously, at September 30, 2008, we had $41.2 million of cash and cash equivalents. In response to the recent turmoil in the financial services industry, our management determined that capital preservation is critical factor in executing on our short-term and long-term strategies. As such, the determination was made to maintain the majority of our domestic cash balances in U.S. Treasury-backed money market funds. As the global credit markets stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment.
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
     As part of our evaluation of strategic alternatives, we engaged an investment banker to assist our Board of Directors in pursuing the sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process during the second half of 2007; however, all substantive discussions related to a possible sale ceased during the first quarter of 2008 due to our Energy segment’s revenue-related restatement. In the third quarter of 2008, we resumed our evaluation of strategic alternatives, including consideration of a potential sale of the Energy segment. If we choose to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.
     If we commit to funding future acquisitions, we may need to restructure our Credit Agreement, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. In the current credit environment, if we would restructure our Credit Agreement or add a temporary credit facility with our existing bank group, it is possible that either action could unfavorably impact the pricing under our existing Credit Agreement. In addition, if we were to pursue other financing vehicles, it is likely that the pricing of such a credit vehicle would be higher than that currently available to us under the Credit Agreement. We may also explore issuing equity in the Company to fund some portion of an acquisition. We believe that the combination of our cash and cash equivalents, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the foreseeable future.
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

     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt the provisions of SFAS 141(R) on January 1, 2009.
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
Item 4. Controls and Procedures.
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008. Notwithstanding this determination, our management has concluded that the financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States (“GAAP”). Refer to the “Status of Remediation” section below for further discussion of the controls implemented and actions taken to date.

     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 30, 2008:
1.	We did not maintain effective controls over the posting of manual journal entries. Specifically, appropriately experienced personnel did not review manual journal entries in sufficient detail to identify accounting errors associated with manual revenue accruals within our Energy Segment’s domestic onshore managed services projects. This control deficiency resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to the previously issued unaudited condensed consolidated financial statements as described in the “Restatement of Prior Periods’ Condensed Consolidated Financial Statements” note to the unaudited condensed consolidated financial statements included in this Form 10-Q. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

2.	We did not maintain effective project accounting related controls, including monitoring, over our Energy Segment’s domestic onshore managed services projects. Specifically, we did not have a complement of operations and accounting personnel reviewing project profitability or unbilled revenue realizability in sufficient detail to identify the accounting errors. These control deficiencies resulted in the misstatement of our revenue and unbilled revenue accounts and required restatement to previously issued unaudited condensed consolidated financial statements as described in the “Restatement of Prior Periods’ Condensed Consolidated Financial Statements” note to the unaudited condensed consolidated financial statements included in this Form 10-Q. Additionally, these control deficiencies, when aggregated, could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.
Changes in Internal Control Over Financial Reporting
     Except as discussed below, there was no change in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, and that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Status of Remediation
     We believe the steps described below, some of which we have already taken as noted herein, together with others that are ongoing or that we plan to take, will remediate the material weaknesses discussed above:
(1)	We improved our manual journal entry process within our Energy segment by requiring representatives from Finance and Project Accounting to review manual revenue related journal entries, thus further segregating the review and approval functions; updating and then re-communicating our revised policies and procedures; and training personnel on manual revenue related journal entry requirements (began in the first quarter of 2008). During the third quarter and into the fourth quarter of 2008, management has begun and will continue to monitor, evaluate and validate the operating effectiveness of the enhanced controls.
(2)	We enhanced our reviews of project profitability and unbilled revenue realizability on all Energy segment domestic onshore managed services projects by improving and then re-communicating our policies and procedures. Improvements included, but were not limited to, standardizing the processes for gathering, reporting and reviewing project financials; requiring the appropriate operations and financial personnel review of this financial information; and requiring documentation and distribution of the project profitability analyses to Corporate Finance (began in the first quarter of 2008). In addition, in the first quarter of 2008, we conducted training on revenue recognition requirements. During the third quarter and into the fourth quarter of 2008, management has begun and will continue to monitor, evaluate and validate the operating effectiveness of the enhanced controls.

(3)	We re-emphasized to our Energy segment senior management the need to focus on effective operations and financial personnel collaboration as a means of mitigating significant risks and strengthening our control environment. In this regard, we have stressed the importance of operations and financial personnel collaborating and interacting during the monthly accounting close and financial reporting processes (began in the first quarter of 2008). Throughout 2008, operating and financial management have collaborated and interacted more closely during our monthly accounting close and financial reporting processes.

(4)	We are in the process of reviewing staff competencies within our Energy segment and will use the results of that review in our overall financial statement risk assessment process. This process will include an assessment of the knowledge and experience of management and supervisory personnel within the Energy segment’s Finance Department (began in the second quarter of 2008). During the third quarter of 2008, a review of staff competencies has been performed within the Energy segment’s Finance Department and actions have been taken in the third and into the fourth quarter to mitigate identified risks.

(5)	We made personnel changes that strengthen the control environment within the Energy segment’s Finance Department. Specifically, we hired a Vice President, Controller and Chief Accounting Officer and a Project Accountant for the Energy Segment, and terminated the Energy segment’s CFO and Manager of Project Accounting in the second quarter of 2008. With assistance from the new Vice President, Controller and Chief Accounting Officer, we have hired a new Manager of Project Accounting and we began working to fill additional financial positions (began in the second quarter of 2008). Additional personnel decisions have been made throughout the third and into the fourth quarter of 2008 in an effort to strengthen the control environment and mitigate risks identified with the competencies assessment.
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

     Class Action Complaints. Subsequent to our February 2008 announcement of our intention to restate our financial statements for the first three quarters of 2007, four separate complaints were filed by holders of our common stock against us, as well as certain of our current and former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of our common stock between March 19, 2007 and February 22, 2008. The complaints allege that we and certain of our current and former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. We intend to defend this lawsuit vigorously.
Item 1a. Risk Factors.
     There were no material changes in the risk factors disclosed in our Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	Our annual meeting of shareholders was held on September 9, 2008.

(b)	Each nominee to the board of directors, as listed in Item 4(c) below, was elected. There was no solicitation in opposition to management’s nominees.

(c)	Our shareholders elected each of our directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of our Common Stock in approving the following directors were:

Name of Director	Votes for	Votes withheld

Robert N. Bontempo	7,006,486	1,695,427
Nicholas P. Constantakis	6,974,865	1,727,048
Mark E. Kaplan	7,371,173	1,330,740
Robert H. Foglesong	7,541,499	1,160,414
Bradley L. Mallory	7,560,602	1,141,311
John E. Murray , Jr.	7,509,382	1,192,531
Pamela S. Pierce	7,545,214	1,156,699
Richard L. Shaw	7,383,549	1,318,364
David N. Wormley	7,546,102	1,155,811

Item 6. Exhibits.
(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MICHAEL BAKER CORPORATION

/s/ Craig O. Stuver	Dated: November 10, 2008
Craig O. Stuver
Senior Vice President, Corporate Controller,
Treasurer and Acting Chief Financial Officer