Form 10-K
period 2008-12-31
BAKER MICHAEL CORP
filed 2009-03-10
CIK 9263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number 1-6627

MICHAEL BAKER CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0927646 (I.R.S. Employer Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA (Address of principal executive offices)	15108 (Zip Code)

Registrant’s telephone number, including area code: (412) 269-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $1 per share	NYSE Alternext US

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
   reporting company.)

Indicate by check mark if the registrant is a shell company of the Act (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2008 (the last business day of the Company’s most recently completed second fiscal quarter) was $171.4 million. This amount is based on the closing price of the Company’s Common Stock on the New York Stock Exchange Alternext US for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company’s Employee Stock Ownership Plan are not included in the computation.

As of February 28, 2009, the Company had 8,859,298 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K into Which
Document	Document is Incorporated

Financial Section of Annual Report to Shareholders for the year ended December 31, 2008	I, II
Proxy Statement to be distributed in connection with the 2009 Annual Meeting of Shareholders	III

MICHAEL BAKER CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: the events described in the “Risk Factors” section of this Form 10-K; increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in our relationship and/or contracts with the Federal Emergency Management Agency (“FEMA”) and/or other U.S. Federal Government Departments and Agencies; changes in anticipated levels of government spending on infrastructure, including the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) and the American Recovery and Reinvestment Act of 2009; changes in loan relationships or sources of financing; changes in management; changes in information systems; and the restatement of financial results. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.	Business.

General

In this Form 10-K, the terms “the Company,” “we,” “us,” or “our” refer to Michael Baker Corporation and its subsidiaries collectively. We were founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through our operating subsidiaries, we provide engineering and energy expertise for public and private sector clients worldwide.

Information regarding the amounts of our revenues, income from operations before Corporate overhead allocations, total assets, capital expenditures, and depreciation and amortization expense, each attributable to our reportable segments, is contained in the “Business Segments” note to our consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

According to the annual listings published in 2007 and 2008 by Engineering News Record magazine (“ENR”) based on total engineering revenues for 2007, we ranked 40th among the top 500 U.S. design firms; 19th among “pure design” firms; 13th in water and 13th in water supply; 15th among transportation design firms, including 22nd in highways, 11th in bridges and 24th in airports; 28th among construction management-for-fee firms; 17th in pipelines (petroleum); and 61st among environmental firms. According to Building Design & Construction’s report “2008 Giants: Top 300 AEC Firms” based on 2007 market revenues, we ranked 24th among the Engineers/Architects and 21st among Top 100 Government Design Firms. In addition, we believe that we are one of the largest providers of outsourced operations and maintenance services to the energy industry in the Gulf of Mexico.

Strategy

Our strategy is based on three concepts — growth, profitability and innovation.

Growth — We seek to grow both organically and through strategic acquisitions. Organically, we will grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities in the Engineering segment, primarily in the United States. For example, we have begun to expand beyond the Departments of Defense and Homeland Security and are now providing services to other federal departments and agencies such as the Departments of Energy and State. Furthermore, we will seek to provide additional and related services to existing clients; for example, offering construction management services to a State Department of Transportation for which we are currently providing only design services. With regard to acquisitions, we will seek opportunities that expand our skill sets or our geographical presence in our core Engineering business.

As part of the growth aspect of our strategy, we have engaged a financial advisor to assist our Board of Directors in pursuing a potential sale of our Energy segment. This activity commenced during July 2007. Discussions with several potential buyers were in process at December 31, 2007; however, all substantive discussions related to a possible sale ceased during the first quarter of 2008 due to our Energy segment’s revenue-related restatement. We resumed our evaluation of strategic alternatives, including a potential sale of the Energy segment, during the third quarter of 2008. If we are able to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.

Profitability — We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients. This strategy is evident in our current mix of contracts, including our FEMA contract for Engineering and our service contracts in the Energy segment. We will also be pursuing projects that utilize alternative delivery methods, such as design-build, which traditionally carry a higher margin as well as performance incentives.

Innovation — We strive to constantly and consistently innovate ways to deliver services to our clients. For example, in both our transportation and facilities service areas, we are partnering with preferred contractors and pursuing an increased level of design-build contracts, as opposed to the traditional design-bid-build method of project delivery. Additionally, we utilize mapping and geographic information technology in a number of innovative ways.

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

Our transportation services have benefited from the U.S. federal government’s SAFETEA-LU legislation in recent years. Additionally, we have benefited from increased federal government spending in the Department of Defense and the Department of Homeland Security, including FEMA, US-VISIT and the Coast Guard. We partner with other contractors to pursue selected design-build contracts, which continue to be a growing project delivery method within the transportation and civil infrastructure markets. We also perform work through an unconsolidated joint venture operating in Iraq.

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

One delivery method employed by this segment is managed services, an operating model that has broadened the Energy segment’s service offerings in the offshore Gulf of Mexico and the onshore U.S. This model has the potential to enhance our operating margins as well as our clients’ efficiencies and operating performance. Onshore, we have taken over full managerial and administrative responsibility for clients’ producing properties. Offshore, the segment has organized a network of marine vessels, helicopters, shore bases, information technology, safety and compliance systems, specialists, and a leadership team that manages the sharing of resources, thereby resulting in improved profitability for participants. Presently, we are working under managed services agreements with oil and gas producers in the Gulf of Mexico and in the Powder River Basin in Wyoming.

This segment also operates in various foreign countries, with major projects in Venezuela, Thailand, Algeria and Nigeria. The local political environment in certain of these countries subjects our related trade receivables, due from subsidiaries of major oil companies, to lengthy collection delays. Based upon our experience with these clients, after giving effect to our related allowance for doubtful accounts balance at December 31, 2008, we believe that the majority of these receivable balances will be collectible within one year. This segment also has some exposure to currency-related gains and losses but a substantial amount of our foreign transactions are settled in the same currency, thereby greatly reducing our exposure to material currency transaction gains and losses.

Domestic and Foreign Operations

For the years ended December 31, 2008, 2007 and 2006, our percentages of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 85%, 89% and 87%, respectively. The majority of our domestic revenues comprises engineering work performed in the mid-Atlantic region of the U.S. and operations and maintenance work performed by our Energy segment in Texas, Louisiana, Wyoming, and the Gulf of Mexico. Our foreign revenues are derived primarily from our Energy segment.

Contract Backlog

	As of December 31,
(In millions)	2008	2007

Engineering
Funded	$449.5	$425.6
Unfunded	534.7	696.6

Total Engineering	984.2	1,122.2
Energy	233.4	191.7

Total	$1,217.6	$1,313.9

Engineering

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

As of December 31, 2008 and 2007, approximately $68 million and $57 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract concludes March 10, 2009; however, FEMA has recently added a contract provision that enables FEMA to extend the ordering period for up to six months. While portions of the previous services have already begun to transition, we anticipate potential future authorizations to allow us to continue working on remaining portions of the previous services on a month-to-month basis. Although we expect to have additional funding authorizations for up to six months, we do not anticipate realizing a majority of the remaining unfunded backlog balance ($213 million at December 31, 2008). We expect work and revenue related to authorizations prior to the end of the contract award period to continue for up to two years. In the future, we plan to adjust our reported FEMA unfunded backlog downward as updated information becomes available.

In 2009, BakerAECOM, LLC, a Delaware limited liability company of which we are the managing member, was informed by FEMA that it has been selected to negotiate an Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract is currently expected to have a five-year term with a maximum contract value of up to $600 million. This contract has not been included in our backlog as of December 31, 2008.

Energy

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

The increase in Energy’s backlog for 2008 primarily resulted from the renewal of a contract in Nigeria, a new contract in Venezuela and increases related to our domestic off-shore labor clients in the Gulf of Mexico.

Significant Customers

Contracts with various branches, departments and agencies of the U.S. government accounted for 34%, 27% and 27% of our total contract revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Our contracts with FEMA accounted for approximately 13%, 14% and 15% of our revenues in 2008, 2007 and 2006, respectively.

Competitive Conditions

Our business is highly competitive with respect to all principal services we offer. Our Engineering and Energy segments compete with numerous public and private firms that provide some or all of the services that we provide. In the Engineering segment, our competitors range from large national and international architectural, engineering and construction services firms to a vast number of smaller, more localized firms. Our Engineering competitors vary based on the type of the services being proposed. In the Energy segment, we compete with units of large oil and gas services firms, and smaller privately-held companies.

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

Personnel

At December 31, 2008, we had 4,903 total employees, of which our Engineering segment had 2,340 employees, our Energy segment had 2,502 employees, and our Corporate staff included 61 employees. Of our total employees, 4,606 were full-time and 297 were part-time. Certain employees of our 53%-owned Nigerian subsidiary are subject to an industry-based, in-country collective bargaining agreement. The remainder of our workforce is not subject to collective bargaining arrangements. We believe that our relations with employees are good.

Executive Officers

The following represents a listing of our executive officers as of February 28, 2009:

Bradley L. Mallory — Age 56; President and Chief Executive Officer of Michael Baker Corporation since February 2008. Formerly Chief Operating Officer of Michael Baker Corporation from October 2007 to February 2008; President of Michael Baker Jr., Inc. from November 2003 to October 2007; Senior Vice President of Michael Baker Jr., Inc. from March 2003 to October 2003; and Secretary of Transportation of the Commonwealth of Pennsylvania from 1995 to 2003.

Craig O. Stuver — Age 48; Acting Chief Financial Officer of Michael Baker Corporation since September 2007, and Senior Vice President and Treasurer since 2001. Mr. Stuver also served as Corporate Controller from 2001 to December 2008. Previously Mr. Stuver served as a vice president of finance for Marconi Communications from 2000 to 2001. Mr. Stuver was also employed by us from 1992 to 2000, serving in various capacities including Senior Vice President, Corporate Controller and Treasurer briefly in 2000 and as Vice President, Corporate Controller and Assistant Treasurer from 1997 to 2000.

H. James McKnight — Age 64; Chief Legal Officer, Executive Vice President and Corporate Secretary since June 2000. Mr. McKnight has been employed by us since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Joseph R. Beck — Age 64; Senior Vice President of Corporate Development since September 2008 and Director of Corporate Development since March 2008. Mr. Beck joined Michael Baker Corporation as an Operations Manager in June 2004. Prior to joining Michael Baker Corporation, Mr. Beck was a Senior Vice President with The IT Group from 1994 to 2002 and was a private consultant and an adjunct professor at the University of Pittsburgh from 2002 to 2004.

David G. Greenwood — Age 57; Executive Vice President — Marketing, Engineering Segment since April 2005. Mr. Greenwood previously served in various operational and marketing capacities with us since 1973, including Vice President and Senior Vice President of Michael Baker Jr., Inc. from 1994 to April 2005.

David G. Higie — Age 52; Vice President of Corporate Communications and Investor Relations for Michael Baker Corporation since 2006. Mr. Higie joined Michael Baker Corporation in 1996 as Director of Corporate Communications.

James R. Johnson — Age 56; Senior Vice President — Marketing, Energy Segment since August 2005. Mr. Johnson previously served as a Senior Regional Manager of Operations with Baker Hughes Inc. from 1991 to 2005.

James M. Kempton — Age 34; Vice President and Corporate Controller of Michael Baker Corporation since December 2008 and Assistant Corporate Controller from January 2007 through November 2008. Mr. Kempton was previously employed with Ernst and Young from 1997 to 2007 in various positions, including Senior Manager in the Assurance and Advisory Business Services practice.

G. John Kurgan — Age 59; Executive Vice President — Engineering Segment since 2007. Mr. Kurgan was previously a Senior Vice President of Michael Baker Jr., Inc. from 1995 to 2007. Mr. Kurgan has held various positions since joining Michael Baker Jr., Inc. in 1974.

John D. Whiteford — Age 49; Acting General Manager of our Energy Segment since July 2006. Formerly Executive Vice President of Michael Baker Jr., Inc., and Manager of our Engineering segment’s North Region from 2000 to 2006. Mr. Whiteford previously served in various capacities with us since 1983, including Vice President of our Energy segment from 1997 to 2000.

Edward L. Wiley — Age 65; Executive Vice President — Engineering Segment since 2005. Mr. Wiley has also served as an Executive Vice President of Michael Baker Jr., Inc. Mr. Wiley has held various positions since joining Michael Baker Jr., Inc. in 1965.

Our executive officers serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

Available Information

Our Internet website address is www.mbakercorp.com. We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). We make these reports available on our website free of charge. These reports and any amendments to them are also available at the SEC’s website, www.sec.gov. We also post press releases, earnings releases, the Code of Ethics for Senior Officers and the Charters related to the Governance and Nominating Committee, Audit Committee and Compensation Committee to our website. The information contained on our website is not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended.

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

Our primary customers, which compose a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any significant changes and fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

Unpredictable economic cycles or uncertain demand for our engineering capabilities and related services could cause our revenues to fluctuate or contribute to delays or the inability of customers to pay our fees.

Demand for our engineering and other services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time to time that may decrease our clients’ ability to obtain financing and could cause delays or failures to pay our fees as a result.

The current economic recession may impact our customers’ access to capital and as a result may impact our cash flow and profitability. Due to the current economic recession, we anticipate that our customers’ ability to access capital could impact project activity in 2009 and may impact certain clients’ ability to compensate us for our services, most notably in our Energy segment. Those outcomes could have a significant impact on our cash flows and may impact our profitability in future periods.

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

Our engineering and energy contracts often involve projects where design, construction or systems failures, or accidents, could result in substantially large or punitive damages for which we could have liability. Our engineering practice involves professional judgments regarding the planning, design, development, construction, operations and management of facilities and public infrastructure projects. Although we have adopted a range of insurance, risk management, safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

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

We are subject to audits for several years after payment for services has been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts. None of the audits performed to date on our government contracts have resulted in any significant adjustments to our financial statements. It is possible, however, that an audit in the future could have an adverse effect on our revenue, profits and cash flow.

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

Our involvement in partnerships, joint ventures, and use of subcontractors exposes us to additional legal and market reputation damages.

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

In addition, we may participate in partnerships, joint ventures or other ventures in which we do not hold the controlling interest. To the extent the partner with the controlling interest in such an arrangement makes decisions that negatively impact that entity, our business, financial condition and results of operations could be negatively impacted.

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

Our international operations are subject to unique risks. These risks can include: potentially dynamic social, political and economic environments; civil disturbances, unrest, or violence; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges. Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects. Additionally, there may be limitations on our ability to repatriate foreign earnings in certain jurisdictions. We also could be subject to exposure to liability due to the Foreign Corrupt Practices Act.

Our goodwill or other intangible assets could become impaired and result in a material reduction in our profits.

We have made acquisitions which have resulted in the recording of goodwill and intangible assets within our organization, and we plan to make additional Engineering acquisitions going forward. Our goodwill balance of each reporting unit, as defined by SFAS 142, is evaluated for potential impairment during the second quarter of each year and in certain other circumstances. Reporting units for purposes of this test are identical to our operating segments. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach,” which is based on estimates of future net cash flows and the “Market Approach,” which observes transactional evidence involving similar businesses. If these assets become impaired, a material write-off in the required amount could lead to reductions in our profits.

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

We cannot assure that our funded or unfunded backlog will be realized as revenues or that, if realized, it will result in profits. For example, we currently expect to adjust our unfunded backlog for FEMA downward as new information becomes available in the future. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, revenues may occur unevenly over current and future periods. Our ability to earn revenues from our backlog depends on the availability of funding for various U.S. federal, state, local and foreign government agencies. In addition, most of our domestic and international industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Project cancellations, delays and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.

We are self-insured or carry deductibles for most of our insurance coverages. Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.

Foreign governmental regulations could adversely affect our business.

Many aspects of our foreign operations are subject to governmental regulations in the countries in which we operate, including regulations relating to currency conversion, repatriation of earnings, taxation of our earnings and the earnings of our personnel, and the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets.

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

Our inability to achieve the Credit Agreement’s financial covenants, after a cure period, amend/replace the commitment beyond 2011 or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

Our Unsecured Credit Agreement (“Credit Agreement”) is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit. The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing is not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. In addition, in future periods we may leverage our Credit Agreement for working capital needs or to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. Our inability to achieve the Credit Agreement’s financial covenants, after a cure period, amend/replace the commitment beyond 2011 or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

A part of our business strategy is to grow the Engineering business through acquisitions. This strategy of growth through acquisitions may subject us to certain risks and uncertainties.

As part of our strategy, we seek to grow both organically and through strategic acquisitions. Acquisitions present a myriad of risks, including failure to realize anticipated synergies, difficulties with the integration of the acquired business and/or with the retention of key management personnel from the acquired company, cultural differences with the acquired company, significant transaction costs associated with the purchase and assimilation of the business, the risk of subjecting our company to unknown liabilities associated with the acquired business, and the potential impairment of goodwill associated with the transaction. In addition, there is a risk that we may not be able to identify suitable targets at appropriate valuations that will enable us to execute on our growth strategy. Furthermore, the current credit markets may impact our ability to finance certain opportunities or may unfavorably impact the cost of capital in such a transaction. Also, as part of executing an acquisition, we may utilize equity in the Company to partially fund the transaction, which could dilute share ownership. In the event we use our cash or borrowings under our Credit Agreement as consideration for certain acquisitions we may make, we could significantly reduce our liquidity.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters office is located in Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our Corporate and Engineering staff. Our Engineering and Energy segments primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, our Engineering segment also has leased office space totaling approximately 504,000 square feet in the U.S. and Mexico as of December 31, 2008, which includes a major leased office in Alexandria, VA. Likewise, our Energy segment has its principal offices in Houston, TX, and leases office space totaling approximately 126,000 square feet in the U.S. and abroad. These leases expire at various dates through the year 2018.

We also own a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 230 acres and is utilized by our Engineering segment. We believe that our current facilities will be adequate for the operation of our business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.

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

Class Action Complaints.  On December 15, 2008, we filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits, in respect to the previously disclosed class action lawsuit which arose following our February 2008 announcement of our intent to restate our financial statements for the first three quarters of 2007. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by our insurance.

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

Holders

As of February 28, 2009, we had 1,056 holders of our Common Stock.

Dividends

Our present policy is to retain any earnings to fund our operations and growth. We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future. Our Credit Agreement with our banks places certain limitations on dividend payments.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2008.

Purchases of Equity Securities

Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2008.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the Common Stock of Michael Baker Corporation, (2) the PHLX Oil Service Sector, (3) the Russell 2000 Index, and (4) our peer group (consisting of URS Corporation and Tetra Tech, Inc.). The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Michael Baker Corporation, The Russell 2000 Index,
The PHLX Oil Service Sector Index and a Peer Group

Item 6.	Selected Financial Data.

A summary of selected financial data for the five years ended December 31, 2008 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

As of December 31, 2008, we had highly liquid investments included in our cash and cash equivalents (“variable-rate investments”), which totaled $41.5 million as of December 31, 2008. The majority of the Company’s funds were held in U.S. Treasury-backed money market funds as of December 31, 2008. Our Credit Agreement provides for a commitment of $60 million through October 1, 2011. As of December 31, 2008, there were no borrowings (“variable-rate debt”) outstanding under the Credit Agreement. Based on the amounts of our investments and borrowings, we have no material exposure to interest rate risk.

We have several foreign subsidiaries that transact portions of their local activities in currencies other than the U.S. Dollar. At December 31, 2008, such currencies included the British Pound, Mexican Peso, Nigerian Naira, Thai Baht and Venezuelan Bolivar. These subsidiaries composed 7.6% of our consolidated total assets at December 31, 2008, and 5.4% of our consolidated revenues for the year then ended. In assessing our exposure to foreign currency exchange rate risk, we recognize that the majority of our foreign subsidiaries’ assets and liabilities reflect ordinary course accounts receivable and accounts payable balances. These receivable and payable balances are substantially settled in the same currencies as the functional currencies of the related foreign subsidiaries, thereby not exposing us to material transaction gains and losses. Accordingly, assuming that foreign currency exchange rates could change unfavorably by 10%, we have no material exposure to foreign currency exchange rate risk. We have no foreign currency exchange contracts.

Based on the nature of our business, we have no direct exposure to commodity price risk.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008, together with the report thereon of our independent registered public accounting firm (Deloitte & Touche LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the report thereon, and the supplementary financial information are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective at December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were changes, as discussed below, in our “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation of Prior Year Material Weaknesses

We have implemented several changes to our internal control over financial reporting in response to the deficiencies identified in our 2007 Form 10-K. To address the material weaknesses, we have implemented the following procedures:

(1)	We improved our manual journal entry process within our Energy segment by requiring representatives from Finance and Project Accounting to review manual revenue-related journal entries, thus further segregating the review and approval functions; updating and then re-communicating our revised policies and procedures; and training personnel on manual revenue-related journal entry requirements (began in the first quarter of 2008). In the second half of 2008, management implemented procedures to monitor, evaluate and validate the operating effectiveness of the enhanced controls.

(2)	We enhanced our reviews of project profitability and unbilled revenue realizability on all Energy segment domestic onshore managed services projects by improving and then re-communicating our policies and procedures. Improvements included, but were not limited to, standardizing the processes for gathering, reporting and reviewing project financials; requiring the appropriate operations and financial personnel review of this financial information; and requiring documentation and distribution of the project profitability analyses to Corporate Finance (began in the first quarter of 2008). In addition, in the first quarter of 2008, we conducted training on revenue recognition requirements. In the second half of 2008, management implemented procedures to monitor, evaluate and validate the operating effectiveness of the enhanced controls.

(3)	We re-emphasized to our Energy segment senior management the need to focus on effective operations and financial personnel collaboration as a means of mitigating significant risks and strengthening our control environment. In this regard, we have stressed the importance of operations and financial personnel collaborating and interacting during the monthly accounting close and financial reporting processes (began in the first quarter of 2008). Throughout 2008, operating and financial management collaborated and interacted more closely during our monthly accounting close and financial reporting processes.

(4)	We continue to review staff competencies within our Energy segment and have used the results of that review in our overall financial statement risk assessment process. This process included an assessment of the knowledge and experience of management and supervisory personnel within the Energy segment’s Finance Department (began in the second quarter of 2008). During the third quarter and into the fourth quarter of 2008, reviews of staff competencies were performed within the Energy segment’s Finance Department and actions were taken to mitigate identified risks.

(5)	We made personnel changes that strengthen the control environment within the Energy segment’s Finance Department. Specifically, we hired a Vice President, Controller and Chief Accounting Officer and a Project Accountant for the Energy Segment, and terminated the Energy segment’s CFO and Manager of Project Accounting in the second quarter of 2008. With assistance from the new Vice President, Controller and Chief Accounting Officer, we hired a new Manager of Project Accounting, a new Manager of Financial Reporting and focused on additional personnel decisions throughout the second half of 2008 in order to strengthen the control environment and mitigate risks identified with the competencies assessment.

Management believes that the material weaknesses have been fully remediated. The remediation efforts are fully implemented, have operated for a period of time, have been tested, and we have concluded that such procedures are operating effectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Michael Baker Corporation

We have audited the internal control over financial reporting of Michael Baker Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 9, 2009

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2009 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in Part I of this Form 10-K under the caption “Executive Officers.” This information is incorporated herein by reference.

Code of Ethics for Senior Officers

We have adopted a Code of Ethics for Senior Officers that includes the provisions required under applicable Securities and Exchange Commission regulations for a code of ethics. A copy of the Code of Ethics for Senior Officers is posted on our website at http://www.mbakercorp.com and is available in print to any shareholder who requests it. In the event that we make any amendments to or waivers from this Code, we will discuss the amendment or waiver and the reasons for such on our website.

The obligations of the Code of Ethics for Senior Officers supplement, but do not replace, the Code of Business Conduct applicable to our directors, officers and employees. A copy of the Code of Business Conduct is posted on our website at http://www.mbakercorp.com and is available in print to any shareholder who requests it.

Item 11.	Executive Compensation.

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2009 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 403 of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2009 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about equity awards under our equity compensation plans and arrangements in the aggregate:

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	128,463	$18.48	173,500
Equity compensation plans not approved by shareholders	—	—	—

Total	128,463	$18.48	173,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2009 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by Item 9(e) of Schedule 14A appears in our definitive Proxy Statement, which will be distributed in connection with the 2009 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

(a)(2) Financial statement schedule for the year ended December 31, 2008:

Schedule II — Valuation and Qualifying Accounts

(In thousands)		Additions Charged to
	Beginning			Other			Ending
Description	Balance	Expense		Accounts	Deductions		Balance

For the year ended December 31, 2008:
Income tax valuation allowance	$6,245	$—		$—	$(1,160	)(1)	$5,085
Nigerian prepaid tax allowance	1,799	152	(2)	—	(282	)(3)	1,669
Allowance for doubtful accounts	1,463	3,436		—	(2,134	)(4)	2,765

For the year ended December 31, 2007:
Income tax valuation allowance	$7,792	$—		$—	$(1,547	)(1)	$6,245
Nigerian prepaid tax allowance	2,173	505	(2)	—	(879	)(3)	1,799
Allowance for doubtful accounts	767	1,272		—	(576	)(4)	1,463

For the year ended December 31, 2006:
Income tax valuation allowance	$6,150	$1,642	(5)	$—	$—		$7,792
Nigerian prepaid tax allowance	1,560	1,006	(2)	—	(393	)(3)	2,173
Allowance for doubtful accounts	746	110		—	(89	)(4)	767

(1)	Relates to a reduction in federal, state, and foreign net operating losses and related valuation allowances.

(2)	Relates to the inability to realize Nigerian prepaid income tax assets.

(3)	The deduction amount primarily reflects recoveries of prepaid tax amounts previously expensed.

(4)	The deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed.

(5)	Primarily relates to valuation of federal, state, and foreign net operating losses.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Financial Statement Schedule for the years ended December 31, 2008 and 2007 (included as Exhibit 99.1 to this Form 10-K).

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)The following exhibits are included herewith as a part of this Report:

Exhibit No.		Description

3.1		Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

3.2		By-laws, as amended, filed as Exhibit 3.1 to our Report on Form 8-K dated November 28, 2007, and incorporated herein by reference.

4.1		Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1		2008 Incentive Compensation Plan (attachments excluded), filed herewith.*

10.2		Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*

10	.2(a)	First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*

10	.2(b)	Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*

10	.2(c)	Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10	.2(d)	Fourth Amendment to Consulting Agreement effective April 26, 2007, by and between us and Richard L. Shaw, filed as Exhibit 10.2(d) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10	.2(e)	Fifth Amendment to Consulting Agreement effective April 26, 2008, by and between us and Richard L. Shaw, filed as Exhibit 10.2(e) to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.*

10.3		First Amended and Restated Loan Agreement dated September 17, 2004, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.4(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

Exhibit No.		Description

10	.3(a)	First Amendment to the First Amended and Restated Loan Agreement dated September 1, 2007, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.

10.4		1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

10.5		1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement with respect to our 1996 Annual Meeting of Shareholders, and incorporated herein by reference.*

10.6		Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.

10	.6(a)	Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.7		Retention Agreement between us and John D. Whiteford, dated June 12, 2007, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2007, and incorporated herein by reference.

10	.7(a)	First Amendment to the Retention Agreement between us and John D. Whiteford, dated December 17, 2008, filed herewith.*

10.8		Employment Agreement between us and Bradley L. Mallory, dated June 17, 2008, filed as Exhibit 10.1 to our Report on Form 8-K dated June 17, 2008, and incorporated herein by reference.

10.9		Retention Agreement between us and Craig O. Stuver, dated September 18, 2008, filed herewith.*

13.1		Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2008.

21.1		Subsidiaries, filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), filed herewith.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1		Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on financial statement schedule for the years ended December 31, 2008, 2007 and 2006, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION

Dated: March 10, 2009	By:	/s/ Bradley L. Mallory Bradley L. MalloryPresident, Chief ExecutiveOfficer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities indicated as of March 10, 2009:

Signature	Title

/s/ Bradley L. Mallory Bradley L. Mallory	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Craig O. Stuver Craig O. Stuver	Senior Vice President, Acting Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ James M. Kempton James M. Kempton	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Richard L. Shaw Richard L. Shaw	Chairman of the Board

/s/ Robert N. Bontempo Robert N. Bontempo	Director

/s/ Nicholas P. Constantakis Nicholas P. Constantakis	Director

/s/ Robert H. Foglesong Robert H. Foglesong	Director

/s/ Mark E. Kaplan Mark E. Kaplan	Director

/s/ John E. Murray, Jr. John E. Murray, Jr.	Director

/s/ Pamela S. Pierce Pamela S. Pierce	Director

/s/ David N. Wormley David N. Wormley	Director