Form 10-Q
period 2009-03-31
BAKER MICHAEL CORP
filed 2009-05-07
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2009:
Common Stock	8,859,298 shares

MICHAEL BAKER CORPORATION
FORM 10-Q FOR THE THREE MONTH ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2009	2008

Revenues	$170,575	$174,874

Cost of work performed	142,571	148,158

Gross profit	28,004	26,716

Selling, general and administrative expenses	15,318	16,906

Income from operations	12,686	9,810

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,050	686
Interest income	41	197
Interest expense	(10)	(21)
Interest on unpaid taxes, net	(131)	(154)
Other, net	300	133

Income before income taxes	13,936	10,651

Provision for income taxes	6,046	4,468

Net income	7,890	6,183

Less: Net income attributable to noncontrolling interests	(51)	(68)

Net income attributable to Michael Baker Corporation	7,839	6,115

Other comprehensive loss —
Foreign currency translation adjustments	(457)	(142)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	115	187

Comprehensive income attributable to Michael Baker Corporation	$7,497	$6,160

Earnings per share attributable to Michael Baker Corporation
Basic earnings per share	$0.89	$0.70
Diluted earnings per share	$0.88	$0.69

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	March 31,	December 31,
(In thousands, except share amounts)	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$57,376	$49,050
Receivables, net of allowances of $2,802 and $2,765, respectively (1)	103,043	113,676
Unbilled revenues on contracts in progress	74,206	70,455
Prepaid expenses and other	10,228	16,756

Total current assets	244,853	249,937

Property, Plant and Equipment, net	16,260	16,671
Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	138	162
Deferred tax asset	1,209	1,209
Other long-term assets	6,801	6,991

Total other long-term assets	25,240	25,454

Total assets	$286,353	$292,062

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$38,337	$42,421
Accrued employee compensation	28,174	35,530
Accrued insurance	12,102	11,632
Billings in excess of revenues on contracts in progress	15,847	17,449
Deferred income tax liability	9,920	9,923
Income taxes payable	7,784	4,946
Other accrued expenses	10,033	13,827

Total current liabilities	122,197	135,728

Long-term Liabilities
Deferred income tax liability	7,242	7,121
Other long-term liabilities	6,402	6,297

Total liabilities	135,841	149,146

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,354,835 and 9,350,835, respectively	9,355	9,351
Additional paid-in capital	48,563	48,405
Retained earnings	100,053	92,214
Accumulated other comprehensive loss	(2,907)	(2,565)
Less — 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	150,303	142,644
Noncontrolling interests	209	272

Total shareholders’ investment	150,512	142,916

Total liabilities and shareholders’ investment	$286,353	$292,062

(1)	See the related reserve discussion under the “Credit Risk” caption under the “Commitments and Contingencies” note.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the three months
	ended March 31,
(In thousands)	2009	2008

Cash Flows from Operating Activities
Net income	$7,890	$6,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,577	1,431
Changes in assets and liabilities:
Decrease in receivables	10,633	231
Increase in unbilled revenues and billings in excess, net	(5,353)	(3,294)
Decrease in other net assets	6,674	4,694
Decrease in accounts payable	(3,978)	(2,495)
Decrease in accrued expenses	(7,609)	(2,160)

Total adjustments	1,944	(1,593)

Net cash provided by operating activities	9,834	4,590

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,485)	(716)

Net cash used in investing activities	(1,485)	(716)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	81	125
Payments on capital lease obligations	(104)	(116)

Net cash (used in)/provided by financing activities	(23)	9

Net increase in cash and cash equivalents	8,326	3,883

Cash and cash equivalents, beginning of period	49,050	22,052

Cash and cash equivalents, end of period	$57,376	$25,935

Supplemental Disclosures of Cash Flow Data
Interest paid	$12	$—
Income taxes paid	$2,258	$1,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION
     In these condensed consolidated financial statements, Michael Baker Corporation is referred to as the “Company.” The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 (the “Form 10-K”).
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009.
2. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months
	ended March 31,
(In thousands, except per share data)	2009	2008

Net income attributable to Michael Baker Corporation	$7,839	$6,115
Basic:
Weighted average shares outstanding	8,839	8,792
Earnings per share	$0.89	$0.70
Diluted:
Effect of dilutive securities —
Stock options and restricted shares	80	99
Weighted average shares outstanding	8,919	8,891
Earnings per share	$0.88	$0.69

     As of March 31, 2009 and 2008, there were 16,000 and 14,000, respectively, of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
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
     The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months
	ended March 31,
	2009	2008

Revenues
Engineering	$115.1	$108.7
Energy	55.5	66.2

Total revenues	$170.6	$174.9

	For the three months
	ended March 31,
	2009	2008

Income/(loss) from operations before Corporate overhead
Engineering	$15.0	$13.1
Energy	3.6	1.3

Total segment income from operations before Corporate overhead	18.6	14.4

Less: Corporate overhead
Engineering	(4.1)	(3.4)
Energy	(1.5)	(1.4)

Total Corporate overhead	(5.6)	(4.8)

Total income/(loss) from operations
Engineering	10.9	9.7
Energy	2.1	(0.1)
Other Corporate (expense)/income	(0.3)	0.2

Total income from operations	$12.7	$9.8

	As of
	March 31,	December 31,
	2009	2008

Segment assets:
Engineering	$140.6	$148.0
Energy	85.8	94.5
Corporate	60.0	49.6

Total	$286.4	$292.1

	As of
	March 31,	December 31,
	2009	2008

Equity investments in unconsolidated subsidiaries:
Engineering	$1.5	$1.9
Energy	1.5	1.4

Total	$3.0	$3.3

	For the three months
	ended March 31,
	2009	2008

Income from unconsolidated subsidiaries:
Engineering	$1.0	$0.6
Energy	0.1	0.1

Total	$1.1	$0.7

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

     The Company’s effective income tax rate was 43% at March 31, 2009 and 42% at March 31, 2008. The increase was primarily due to a discrete item recognized in the first quarter of 2009 related to our foreign operations. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2008 was 42%.
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
     As of March 31, 2009, the Company’s reserve for uncertain tax positions totaled approximately $1.9 million, which was unchanged from December 31, 2008. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of March 31, 2009, the Company’s reserves for interest and penalties related to uncertain tax positions totaled $1.2 million, which was unchanged from December 31, 2008.
5. COMMITMENTS & CONTINGENCIES
Commitments
     At March 31, 2009, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at March 31, 2009 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$8.9
Other	0.1
Performance and payment bonds*	$14.1

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of March 31, 2009, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at March 31, 2009. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

Contingencies
     Credit Risk. On November 10, 2008, Storm Cat Energy (“Storm Cat”), an Energy segment client, filed for Chapter 11 bankruptcy protection. Shortly before the bankruptcy filing, on October 29, 2008, in an effort to assist Storm Cat through its liquidity issues and protect the Company’s interests, the Company amended its ongoing contract with Storm Cat to provide for (i) the payment to the Company of $1.3 million of outstanding Storm Cat receivables and prepayment for future services under the contract, (ii) the conversion of remaining receivables (plus additional charges that may accrue) equal to $7.6 million as of November 10, 2008 into an unsecured promissory note at 6% interest to mature on April 30, 2009, and (iii) the subordination of the Company’s liens to those of the principal lenders provided that the monthly payments remain current. As a result of the bankruptcy, the promissory note was never executed, although the Company received the $1.3 million payment and has received prepayments for the work it continues to perform.
     At the time of the bankruptcy, Storm Cat had $65 million in prepetition secured bank debt outstanding. Following the bankruptcy, $14 million in debtor in possession (“DIP”) financing was established to continue Storm Cat operations and pursue a liquidity event, including the potential sale of Storm Cat properties. The terms of the DIP financing provide that it shall have priority over the prepetition debt and share pro-rata with valid mechanics’ lien holders. The Company has filed valid mechanics’ liens totaling approximately $7.3 million, while the remaining $0.3 million of its outstanding receivables do not qualify for liens in Wyoming. Under applicable law and absent any subordination, valid mechanics’ liens may have priority over prepetition debt.
     Storm Cat marketed their properties and bids were received in February 2009. Although different bids were received for different properties or groups of properties, none of the bids received were deemed acceptable by the prepetition lenders, and all the bids were rejected. Alternatives are now being considered, including further marketing of the properties and a second round of bids or a recapitalization of Storm Cat.
     The Company has a representative on the Storm Cat Creditors’ Committee and is carefully monitoring developments. Based on the Company’s most recent analysis of its position regarding this matter, the Company has determined that some amount of loss was probable in this matter and a range of loss of $1.6 million to $8.9 million was established through discussions with the Company’s attorneys. As no amount in that range was determined to be a better estimate than any other amount in that range, the minimum amount in that range of $1.6 million was established as the reserve in the fourth quarter of 2008 in accordance with FIN 14, “Reasonable Estimation of the Amount of a Loss — An interpretation of FASB Statement No. 5.” The realizability of the Company’s remaining $7.3 million exposure is dependent upon a number of complex, inter-related factors which are uncertain in outcome, and cannot presently be predicted. Such factors include, but are not limited to, the possibility of a future sale of the Storm Cat’s properties and the price obtained, the possibility of recapitalization of the Storm Cat debt, a determination of the validity of the agreement regarding subordination of the Company’s lien rights, and the assumption or rejection of the Company’s contract.
     Services Agreement. The Company is party to a Restated and Amended Operations, Maintenance and Services Agreement dated effective January 1, 2005 (the “Services Agreement”), with J.M. Huber Corporation (“Huber”) pursuant to which the Company agreed to provide certain operation, maintenance, exploration, development, production and administrative services with respect to certain oil and gas properties owned by Huber in the State of Wyoming. In October 2006, the Wyoming Department of Audit initiated a sales and use tax audit against Huber for the time period 2003 through 2005. In February 2008, the Department of Audit issued revised preliminary audit findings against Huber in the amount of $4.3 million in tax, interest and penalties in relation to services provided under the Service Agreement. In November 2008, following a meeting between Huber, the Company and Wyoming tax officials, the Department of Audit reduced the assessment to $3.1 million. Huber notified the Company of a claim for indemnification under the Services Agreement, and the Company and Huber entered into an agreement regarding their respective responsibilities for the assessment. Another meeting with the Wyoming tax officials was held on May 1, 2009, during which the Company and Wyoming tax officials agreed to a settlement of the assessment which reduced the total assessment to $0.2 million. Based on this settlement, the Company reduced its reserves for this matter by $2.1 million as of March 31, 2009.
     Legal Proceedings. On December 15, 2008, the Company filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits, in respect to the previously disclosed class action lawsuit which arose following the Company’s February 2008 announcement of its intent to restate its financial statements for the first three quarters of 2007. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by the Company’s insurance.
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
     Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of March 31, 2009 and December 31, 2008.

6. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of both March 31, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $9.0 million.
     Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during the three months ended March 31, 2009 and 2008.
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
7. STOCK-BASED COMPENSATION
     As of March 31, 2009, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.
     As of March 31, 2009 and December 31, 2008, all outstanding options were fully vested under both plans. There were 124,463 and 112,463 exercisable options under the plans as of March 31, 2009 and December 31, 2008, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2008	128,463	$18.48	$2,377,316	5.4
Options exercised	(4,000)	20.22

Balance at March 31, 2009	124,463	$18.42	$1,139,265	5.1

     As of March 31, 2009, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 173,500 shares were available for future grants under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of March 31, 2009:

			Options exercisable
	Options outstanding		Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life (1)	price	options	price

$6.25 — $8.55	25,429	2.4	$8.15	25,429	$8.15
$10.025 — $15.625	45,034	3.3	13.86	45,034	13.86
$20.16 — $26.86	38,000	7.3	22.67	38,000	22.67
$37.525	16,000	9.4	37.53	16,000	37.53

Total	124,463	5.1	$18.42	124,463	$18.42

(1)	Average life remaining in years.
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
     In 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The Company did not have an active shareholder-approved employee equity plan at March 31, 2009. The Company has recorded a liability for these SARs of $138,000 and $162,000 as of March 31, 2009 and December 31, 2008, respectively, within the “Other long-term liabilities” caption in its Consolidated Balance Sheets. The fair value of the SARs was estimated using a Black-Scholes option pricing model and will require revaluation on a quarterly basis.
     The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $58,000 and $62,000 for the three months ended March 31, 2009 and 2008, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2009	2008

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,711 and $2,687, respectively	138	162

Goodwill and other intangible assets, net	$17,230	$17,254

     There was no change in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2009.
     Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2008.
     As of March 31, 2009, the Company’s other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from its 1998 purchase of Steen Production Services, Inc., as well as intangibles primarily related to the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $711,000 as of March 31, 2009). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next three years. Amortization expense recorded on the other intangible assets balance was $24,000 and $28,000 for the three months ended March 31, 2009 and 2008, respectively.
     Estimated future amortization expense for other intangible assets as of March 31, 2009 is as follows (in thousands):

For the nine months ending December 31, 2009	$62
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$138

9. SHAREHOLDERS’ EQUITY
     The following table presents the change in total shareholders’ equity for the three months ended March 31, 2009 and 2008, respectively.

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	interests	Total

Balance, December 31, 2008	$142,644	272	$142,916

Net income	7,839	51	7,890
Stock options exercised	81	—	81
Amortization of restricted stock	81	—	81
Investment in subsidiary by noncontrolling interest	—	1	1
Other comprehensive loss: Foreign currency translation adjustments	(342)	(115)	(457)

Balance, March 31, 2009	$150,303	$209	$150,512

10. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, FASB Staff Position No. (“FSP”) 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to the first interim period in fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 157 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) changes the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. The Company adopted the provisions of SFAS 141(R) on January 1, 2009. As the provisions of SFAS No. 141(R) are applied prospectively to business combinations for which the acquisition date occurs after January 1, 2009, the full impact to the Company, while expected to be material, will be dependent upon any individual transactions consummated. The Company did not complete any business acquisitions during the first quarter of 2009.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires that both amounts are disclosed on the face of the Consolidated Statement of Income. On January 1, 2009, the Company applied the provisions of SFAS 160 to its accounting for noncontrolling interests and its financial statement disclosures. The disclosure provisions of the standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this discussion, unless specified otherwise, all references to 2009 and 2008 relate to the three-month periods ended March 31, 2009 and 2008, respectively.
     The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).
Business Overview and Environment
     We provide engineering and energy expertise for public and private sector clients worldwide. Our primary services include engineering design for the transportation, water and other civil infrastructure markets, architectural and environmental services, construction management services for buildings and transportation projects, and operations and maintenance of oil and gas production facilities. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the engineering and energy markets. We could be affected by additional external factors such as price fluctuations, availability of financing, and capital expenditures in the energy industry.
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
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects in 2008, and we currently expect state spending to maintain a consistent level of activity through most of the remainder of 2009. In addition, in February 2009, the U.S. Congress passed the American Recovery and Reinvestment Act of 2009, which contained approximately $130 billion for highways, buildings, and other public works projects. We believe that we are well positioned in all of our Engineering service lines to perform work that the Federal government, as well as state and local governments, will procure as a result of this legislation.

     Our five-year Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision to extend the ordering period for up to six months. While portions of the previous services have begun to transition, we anticipate potential future authorizations to allow us to continue working on remaining portions of the previous services on a month-to-month basis. As of March 31, 2009, approximately $57 million is in our funded backlog related to this program, including authorization to continue a portion of previous services through May 2009. Although we expect to have additional funding authorizations for up to another five months, we do not anticipate realizing a majority of the remaining contract balance ($202 million at March 31, 2009); as such we have removed this from our unfunded backlog. We expect work and revenue related to our current authorizations to continue through 2011. In the future, we plan to adjust our reported FEMA funded backlog upward if additional funding is authorized.
     In March 2009, BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, was informed by FEMA that it has been awarded an IDIQ contract for Production and Technical Services for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million and is included in our unfunded backlog at March 31, 2009.
     In 2009, we were awarded a contract by the U.S. Army Corps of Engineers (“USACE”) Transatlantic Programs Center (“TAC”) for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. Baker was one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (we have included $60 million in our unfunded backlog at March 31, 2009). Under this contract, Baker may be called upon to provide a full-range of design and construction management services.
     Energy
     Our Energy segment provides a full range of services for operating third-party oil and gas production facilities worldwide. These services range from complete outsourcing solutions to specific services such as training, personnel recruitment, pre-operations engineering, maintenance management systems, field operations and maintenance, procurement, and supply chain management. Many of these service offerings are enhanced by the utilization of our managed services operating model as a service delivery method. Our Energy segment serves both major and smaller independent oil and gas producing companies, but we do not pursue exploration opportunities for our own account or own any oil or natural gas reserves. We are currently considering strategic alternatives for our Energy segment, which could result in a sale of that business.
Executive Overview
     Our revenues were $170.6 million for 2009, a 2% decrease from the $174.9 million reported for 2008. This decrease was driven by a period-over-period decrease of 16% in our Energy segment, partially offset by a period-over-period increase of 6% in our Engineering segment. The decrease in Energy’s revenue was primarily driven by a change in the scope of certain of our domestic managed service contracts and the completion of another domestic managed service contract in 2008. The 6% revenue growth in our Engineering segment for 2009 was primarily related to an increase in work performed for our unconsolidated joint venture operating in Iraq, an increase in work performed on certain federal and state projects, and increases on several existing transportation projects.

     Our earnings per diluted common share were $0.88 for 2009, compared to $0.69 per diluted common share reported for 2008. Income from operations for 2009 was $12.7 million, which improved from $9.8 million for 2008. Income from operations in our Engineering segment was $10.9 million for 2009, an increase from $9.7 million for 2008. These results were driven by an increase in work for our unconsolidated joint venture in Iraq and profitability improvements on certain federal and state projects. Favorably impacting our overall income from operations was our Energy segment’s income from operations of $2.1 million for 2009, an increase from a loss from operations of $0.1 million for 2008. In 2009, our Energy segment’s income from operations was attributable to the $2.1 million settlement of a contract-related claim.
Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the three months ended March 31, 2009 and 2008. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications and other Corporate functions, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.

	For the three months ended March 31,
(Dollars in millions)	2009		2008

Revenues		(1)		(1)
Engineering	$115.1	67.5%	$108.7	62.1%
Energy	55.5	32.5%	66.2	37.9%

Total revenues	$170.6	100.0%	$174.9	100.0%

(1)	Reflects percentage of total company revenues.

	For the three months ended March 31,
(Dollars in millions)	2009		2008

Income from operations before Corporate overhead		(2)		(2)
Engineering	$15.0	13.0%	$13.1	12.1%
Energy	3.6	6.5%	1.3	2.0%

Total segment income from operations before Corporate overhead	18.6		14.4

Less: Corporate overhead
Engineering	(4.1)	(3.6)%	(3.4)	(3.1)%
Energy	(1.5)	(2.7)%	(1.4)	(2.1)%

Total Corporate overhead	(5.6)		(4.8)

Total income/(loss) from operations
Engineering	10.9	9.4%	9.7	9.0%
Energy	2.1	3.8%	(0.1)	(0.2)%
Other Corporate (expense)/income	(0.3)		0.2

Total income from operations	$12.7	7.4%	$9.8	5.6%

(2)	Reflects percentage of segment revenues for segment line items & percentage of total Company revenues for total line item

Comparisons of the Three Months Ended March 31, 2009 and 2008
Revenues
     Our revenues totaled $170.6 million for 2009 compared to $174.9 million for 2008, reflecting a decrease of $4.3 million or 2%. This decrease was driven by a period-over-period reduction of 16% in our Energy segment, partially offset by a period-over-period revenue growth of 6% in our Engineering segment.
     Engineering. Revenues were $115.1 million for 2009 compared to $108.7 million for 2008, reflecting an increase of $6.4 million or 6%. The following table presents Engineering revenues by client type:

	For the three months ended March 31,
(Dollars in millions)	2009		2008

Revenues by client type
Federal government	$60.7	53%	$56.0	51%
State and local government	43.8	38%	42.1	39%
Domestic private industry	10.6	9%	10.6	10%

Total Engineering revenues	$115.1	100%	$108.7	100%

     The increase in our Engineering segment’s revenues for 2009 was primarily related to an increase of $5.8 million in work performed for our unconsolidated joint venture operating in Iraq and increases on several existing transportation projects, as well as growth in most of our engineering practice areas. The increase in 2009 revenues was partially offset by a decrease in total project incentive awards of $0.8 million as compared to 2008.
     Total revenues from FEMA were $21 million and $25 million for 2009 and 2008, respectively. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.8 million for 2008, while we did not recognize an incentive award in the first quarter of 2009. However, we anticipate recognizing incentive awards of at least $0.9 million under this program in the second quarter of 2009.
     Energy. Revenues were $55.5 million for 2009 compared to $66.2 million for 2008, reflecting a decrease of $10.7 million or 16%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended March 31,
(Dollars in millions)	2009		2008

Revenues by market
Domestic	$40.0	72%	$49.7	75%
Foreign	15.5	28%	16.5	25%

Total Energy revenues	$55.5	100%	$66.2	100%

     The decrease in Energy’s domestic revenues for 2009 as compared to 2008 was primarily driven by reductions in onshore managed services revenues as a result of the change in the scope of services provided to two of our existing managed services clients in 2008 and the completion of our managed services contract with Double Eagle Petroleum (“Double Eagle”) in 2008. These decreases in revenues were offset partially by an increase in revenue from our domestic off-shore labor clients in the Gulf of

Mexico. International revenues have decreased primarily as a result of the scheduled shut-down of liquefied natural gas facilities in Nigeria for which we provided operations and maintenance services in the first quarter of 2008. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down.
Gross Profit
     Our gross profit totaled $28.0 million for 2009 compared to $26.7 million for 2008, reflecting an increase of $1.3 million or 5%. Gross profit expressed as a percentage of revenues was 16.4% for 2009 compared to 15.3% for 2008. The increase in gross profit for 2009 is primarily attributable to our Engineering segment’s improved revenue volume compared to 2008 and margin improvement related to project mix, partially offset by a $1.7 million reduction in project incentive awards.
     Total gross profit included Corporate expense of $0.1 million for 2009 versus $0.4 million of income for 2008 that was not allocated to our segments. We experienced a reduction in costs of $0.5 million related to our self-insured professional liability claims during 2008 which drove this period-over-period change.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 35.5% for 2009 compared to 31.1% for 2008, while subcontractor costs expressed as a percentage of revenues were 16.9% and 21.8% for 2009 and 2008, respectively. In the Energy segment, we incurred significantly less subcontractor costs during 2009 in connection with the change in the scope of services and the completion of certain managed services contracts in 2008. In our Engineering segment, expressed as a percentage of revenues, direct labor increased due to work performed for our unconsolidated joint venture operating in Iraq, while other project mix changes drove the decrease in subcontractor costs period over period.
     Engineering. Gross profit was $22.8 million for 2009 compared to $20.4 million for 2008, reflecting an increase of $2.4 million or 11%. The increase in gross profit for 2009 is primarily attributable to improved revenue volume compared to 2008 and margin improvement related to project mix. Engineering’s gross profit expressed as a percentage of revenues was 19.8% in 2009 compared to 18.8% in 2008. Gross profit expressed as a percentage of revenues increased as a result of the aforementioned improved revenue volume and project mix, partially offset by a $0.8 million reduction in project incentive awards.
     Energy. Gross profit was $5.3 million for 2009 compared to $5.9 million for 2008, reflecting a decrease of $0.6 million or 9%. Gross profit expressed as a percentage of revenues was 9.6% in 2009 compared to 8.9% in 2008. Gross profit expressed as a percentage of revenues was favorably impacted by margin improvement related to project mix, partially offset by a decrease in project incentive awards of $0.9 million and decreased revenue volume compared to 2008.
Selling, General and Administrative Expenses (“SG&A”)
     Our SG&A expenses totaled $15.3 million for 2009 compared to $16.9 million for 2008, reflecting a decrease of $1.6 million or 9%. SG&A expenses decreased period-over-period due to a favorable settlement of a contract-related claim, partially offset by an increase in incentive compensation, retention costs, and other expenses related to employee benefits. SG&A expenses expressed as a percentage of revenues decreased to 9.0% for 2009 from 9.7% for 2008. This overall decrease in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned favorable settlement of a contract-related claim, partially offset by the 2% decrease in revenues during 2009 and employee related expenses.

     Included in total SG&A for 2009 and 2008 were Corporate-related costs of $0.2 million and $0.1 million, respectively, which were not allocated to our segments.
     Engineering. SG&A expenses were $11.9 million for 2009 compared to $10.8 million for 2008, reflecting an increase of $1.1 million or 10%. SG&A expenses expressed as a percentage of revenues increased to 10.3% for 2009 from 9.9% for 2008. This increase is primarily related to an increase in incentive compensation and other expenses related to employee benefits.
     Energy. SG&A expenses were $3.2 million for 2009 compared to $6.0 million for 2008, reflecting a decrease of $2.8 million or 46%. SG&A expenses expressed as a percentage of revenues decreased to 5.8% for 2009 from 9.0% for 2008. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to a favorable impact of $2.1 million due to the settlement of a contract-related claim, partially offset by the aforementioned 16% decrease in revenues.
Other Income/(Expense)
     The “Other income/(expense)” aggregated to income of $1.3 million for 2009 compared to $0.8 million for 2008. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $1.1 million for 2009 compared to $0.7 million for 2008. The increase in equity income from our unconsolidated subsidiaries was primarily related to new work orders being performed by our unconsolidated Engineering subsidiary operating in Iraq. Also included in “Other income/(expense)” is a minimal amount of to interest income, interest expense, and currency-related gains and losses.
Income Taxes
     Our provisions for income taxes resulted in an effective income tax rate of 43% and 42% for the three months ended March 31, 2009 and 2008, respectively. The difference between the full-year forecasted effective income tax rate of 42% and the computed rate of 43% at March 31, 2009 is related to a discrete item in our foreign operations.
Contract Backlog

	As of
	March 31,	December 31,
(In millions)	2009	2008

Engineering
Funded	$449.0	$449.5
Unfunded	1,012.9	534.7

Total Engineering	1,461.9	984.2
Energy	187.6	233.4

Total	$1,649.5	$1,217.6

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

     As of March 31, 2009 and December 31, 2008, approximately $57 million and $68 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision to extend the ordering period for up to six months. While portions of the previous services have already begun to transition, we anticipate potential future authorizations to allow us to continue working on remaining portions of the previous services on a month-to-month basis. Although we expect to have additional funding authorizations, we do not anticipate realizing a majority of the remaining contract balance ($202 million at March 31, 2009); as such we have removed this from our unfunded backlog. We expect work and revenue related to authorizations prior to the end of the contract award period to continue through 2011. In the future, we plan to adjust our reported FEMA funded backlog upward as updated if additional funding is authorized.
     In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million and is included in our unfunded backlog at March 31, 2009.
     In 2009, we were awarded a contract by the USACE — TAC for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. Baker was one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (we have included $60 million in our unfunded backlog at March 31, 2009). Under this contract, Baker may be called upon to provide a full-range of design and construction management services.
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
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers may provide us with cash advances for use as working capital related to those customers’ contracts. At March 31, 2009 and December 31, 2008, we had $57.4 million and $49.1 million, respectively, of cash and cash equivalents and $122.7 million and $114.2 million in working capital, respectively. Our available capacity under our $60.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $51.0 million (85% availability) at both March 31, 2009 and December 31, 2008. Our current ratios were 2.00 to 1 and 1.84 to 1 at March 31, 2009 and December 31, 2008, respectively.

     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of March 31, 2009 and December 31, 2008, $15.8 million and $17.6 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms. Due to the current economic recession, we anticipate that our customers’ inability to access capital could impact project activity for the remainder of 2009 and may impact certain clients’ ability to compensate us for our services, most notably in our Energy segment.
Cash Provided by Operating Activities
     Cash provided by operating activities was $9.8 million and $4.6 million for three months ended March 31, 2009 and 2008, respectively.
     Our cash provided by operating activities for 2009 resulted primarily from net income of $7.8 million, mainly as a result of our Engineering segment’s strong performance. Also favorably impacting our cash provided by operating activities was a decrease in our Energy segment’s receivables balance. This increase was partially offset by a decrease in both of our segments’ accounts payable and accrued expenses at March 31, 2009, which was primarily due to a decrease in activity related to certain of our Energy segment’s managed services contracts and a decrease in our Engineering segment’s use of subcontractors coupled with the payment of incentive compensation of $8.0 million in the first quarter of 2009 related to our 2008 operating performance.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, decreased in both segments, and on a consolidated basis from 86 days at year-end 2008 to 83 days at March 31, 2009. This decrease is driven mainly by the decrease in our Energy segment’s receivables as a result of their decrease in revenues.
Cash Used in Investing Activities
     Cash used in investing activities was $1.5 million, and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority of our 2009 additions pertaining to office equipment and leasehold improvements related to office openings or relocations, computer software purchases, and vehicles. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used In/Provided by Financing Activities
     Cash used in/provided by financing activities was nominal for the three months ended March 31, 2009 and 2008. Our financing activities primarily related to proceeds from the exercise of stock options and payments on capital lease obligations.

Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of March 31, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $9.0 million.
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
     Although only $9.0 million of our credit capacity was utilized under this facility as of March 31, 2009, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.
Financial Condition & Liquidity
     At March 31, 2009, we had $57.4 million of cash and cash equivalents. In response to the recent turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, the determination was made to maintain the majority of our domestic cash balances in money market funds that primarily hold short-term U.S. Treasury and government agency securities. As the global credit markets stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. To date, none of these institutions in which we hold our cash and money market funds have gone into bankruptcy or been forced into receivership, or have been taken over by their governments. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents will not fail, we currently believe that we will be able to readily access our funds when needed.
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses, and are specifically seeking to expand our Engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our segments, and our service offerings within those segments, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.

     During the first quarter of 2009, we continued our evaluation of strategic alternatives, including consideration of a potential sale of the Energy segment. If we choose to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.
     If we commit to funding future acquisitions, we may need to restructure our Credit Agreement, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. In the current credit environment, if we would restructure our Credit Agreement or add a temporary credit facility with our existing bank group, it is possible that either action could unfavorably impact the pricing under our existing Credit Agreement. In addition, if we were to pursue other financing vehicles, it is likely that the pricing of such a credit vehicle would be higher than that currently available to us under the Credit Agreement. We may also explore issuing equity to fund some portion of an acquisition. We believe that the combination of our cash and cash equivalents, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the foreseeable future.
Contractual Obligations and Off-Balance Sheet Arrangements
     There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2008 Form 10-K.
Critical Accounting Estimates
     There were no material changes in the critical accounting estimates disclosed in our 2008 Form 10-K.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, FASB Staff Position No. (“FSP”) 157-2 was issued, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to the first interim period in fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 on January 1, 2009 and it did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations.” SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) changes the accounting treatment for certain specific acquisition related items including, among other items: (1) expensing acquisition related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. We adopted the provisions of SFAS 141(R) on January 1, 2009. As the provisions of SFAS No. 141(R) are applied prospectively to business combinations for which the acquisition date occurs after January 1, 2009, the full impact to us, while expected to be material, will be dependent upon any individual transactions consummated. We did not complete any business acquisitions during the first quarter of 2009.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires that both amounts are disclosed on the face of the Consolidated Statement of Income. On January 1, 2009, we applied the provisions of SFAS 160 to our accounting for noncontrolling interests and our financial statement disclosures. The disclosure provisions of the standard have been applied to all periods presented in our accompanying condensed consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Retention Agreement between Michael Baker Corporation and Craig O. Stuver, dated January 1, 2009, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION
/s/ Michael J. Zugay	Dated: May 7, 2009
Michael J. Zugay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)