Form 10-Q
period 2009-06-30
BAKER MICHAEL CORP
filed 2009-08-06
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2009:
Common Stock	8,878,298 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Revenues	$164,311	$170,878	$334,887	$345,752

Cost of work performed	134,540	138,627	277,111	286,785

Gross profit	29,771	32,251	57,776	58,967

Selling, general and administrative expenses	19,307	18,746	34,626	35,652

Income from operations	10,464	13,505	23,150	23,315

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,861	852	2,911	1,538
Interest income	38	244	79	440
Interest expense	(9)	(20)	(19)	(41)
Expense for interest on unpaid taxes	(79)	(160)	(210)	(314)
Other, net	228	2	529	134

Income before income taxes	12,503	14,423	26,440	25,072

Provision for income taxes	5,408	6,143	11,455	10,611

Net income	7,095	8,280	14,985	14,461

Less: Net income attributable to noncontrolling interests	(46)	(22)	(97)	(89)

Net income attributable to Michael Baker Corporation	7,049	8,258	14,888	14,372

Other comprehensive income/(loss) -
Foreign currency translation adjustments	504	(126)	47	(268)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	14	33	188	51

Comprehensive income attributable to Michael Baker Corporation	$7,567	$8,165	$15,123	$14,155

Earnings per share attributable to Michael Baker Corporation
Basic earnings per share	$0.80	$0.94	$1.68	$1.63
Diluted earnings per share	$0.79	$0.93	$1.67	$1.62

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	June 30,	December 31,
(In thousands, except share amounts)	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$68,264	$49,050
Receivables, net of allowances of $3,131 and $2,765, respectively (1)	101,645	113,676
Unbilled revenues on contracts in progress	70,701	70,455
Prepaid expenses and other	15,369	16,756

Total current assets	255,979	249,937

Property, Plant and Equipment, net	15,834	16,671
Other Long-term Assets
Goodwill	17,092	17,092
Other intangible assets, net	117	162
Deferred tax asset	1,209	1,209
Other long-term assets	6,795	6,991

Total other long-term assets	25,213	25,454

Total assets	$297,026	$292,062

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$34,472	$42,421
Accrued employee compensation	37,345	35,530
Accrued insurance	11,524	11,632
Billings in excess of revenues on contracts in progress	16,392	17,449
Deferred income tax liability	9,919	9,923
Income taxes payable	3,687	4,946
Other accrued expenses	9,359	13,827

Total current liabilities	122,698	135,728

Long-term Liabilities
Deferred income tax liability	7,454	7,121
Other long-term liabilities	8,066	6,297

Total liabilities	138,218	149,146

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,373,835 and 9,350,835, respectively	9,374	9,351
Additional paid-in capital	49,091	48,405
Retained earnings	107,102	92,214
Accumulated other comprehensive loss	(2,330)	(2,565)
Less - 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	158,476	142,644
Noncontrolling interests	332	272

Total shareholders’ investment	158,808	142,916

Total liabilities and shareholders’ investment	$297,026	$292,062

(1)	See the related reserve discussion under the “Credit Risk” caption under the “Commitments and Contingencies” note.
The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the six months
	ended June 30,
(In thousands)	2009	2008

Cash Flows from Operating Activities
Net income	$14,985	$14,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,350	2,853
Changes in assets and liabilities:
Decrease in receivables	12,031	4,727
(Increase)/decrease in unbilled revenues and billings in excess, net	(1,303)	1,751
Decrease in other net assets	3,963	6,615
Decrease in accounts payable	(7,843)	(9,368)
(Decrease)/increase in accrued expenses	(3,072)	1,882

Total adjustments	7,126	8,460

Net cash provided by operating activities	22,111	22,921

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,869)	(2,546)

Cash used in investing activities	(2,869)	(2,546)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	172	231
Payments on capital lease obligations	(200)	(181)

Net cash (used in)/provided by financing activities	(28)	50

Net increase in cash and cash equivalents	19,214	20,425

Cash and cash equivalents, beginning of period	49,050	22,052

Cash and cash equivalents, end of period	$68,264	$42,477

Supplemental Disclosures of Cash Flow Data
Interest paid	$12	$51
Income taxes paid	$11,751	$3,170

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
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.
     2. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Net income attributable to Michael Baker Corporation	$7,049	$8,258	$14,888	$14,372
Basic:
Weighted average shares outstanding	8,847	8,810	8,843	8,801
Earnings per share	$0.80	$0.94	$1.68	$1.63
Diluted:
Effect of dilutive securities -
Stock options and restricted shares	78	59	79	79
Weighted average shares outstanding	8,925	8,869	8,922	8,880
Earnings per share	$0.79	$0.93	$1.67	$1.62

     As of June 30, 2009 and 2008, there were 32,000 and 14,000, respectively, of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
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
     The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Revenues
Engineering	$113.3	$113.5	$228.4	$222.2
Energy	51.0	57.4	106.5	123.6

Total revenues	$164.3	$170.9	$334.9	$345.8

Income/(loss) from operations before Corporate overhead
Engineering	$13.7	$15.8	$28.7	$28.8
Energy	4.2	1.3	7.8	2.6

Total segment income from operations before Corporate overhead	17.9	17.1	36.5	31.4

Less: Corporate overhead
Engineering	(4.7)	(3.0)	(8.8)	(6.4)
Energy	(1.7)	(1.1)	(3.2)	(2.5)

Total Corporate overhead	(6.4)	(4.1)	(12.0)	(8.9)

Total income/(loss) from operations
Engineering	9.0	12.8	19.9	22.4
Energy	2.5	0.2	4.6	0.1
Other Corporate (expense)/income	(1.0)	0.5	(1.3)	0.8

Total income from operations	$10.5	$13.5	$23.2	$23.3

	As of
	June 30,	December 31,
	2009	2008

Segment assets:
Engineering	$147.6	$148.0
Energy	87.2	94.5
Corporate	62.2	49.6

Total	$297.0	$292.1

	As of
	June 30,	December 31,
	2009	2008

Equity investments in unconsolidated subsidiaries:
Engineering	$1.3	$1.9
Energy	1.3	1.4

Total	$2.6	$3.3

	For the six months
	ended June 30,
	2009	2008

Income from unconsolidated subsidiaries:
Engineering	$2.7	$1.4
Energy	0.2	0.1

Total	$2.9	$1.5

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

     The Company’s full-year forecasted effective income tax rate was 43% at June 30, 2009 and 2008. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2008 was 42%.
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
     As of June 30, 2009, the Company’s reserve for uncertain tax positions totaled approximately $2.9 million, an increase of approximately $1.0 million from December 31, 2008. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of June 30, 2009, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $1.3 million, an increase of approximately $0.1 million from December 31, 2008.
     5. COMMITMENTS & CONTINGENCIES
     Commitments
     At June 30, 2009, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at June 30, 2009 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$8.9
Other	0.5
Performance and payment bonds*	17.6

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of June 30, 2009, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at June 30, 2009. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

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
     At the time of the bankruptcy, Storm Cat had $65 million in prepetition secured bank debt outstanding. Following the bankruptcy, approximately $14 million in debtor in possession (“DIP”) financing was established to continue Storm Cat operations and pursue a liquidity event, including the potential sale of Storm Cat properties. The terms of the DIP financing provide that it shall have priority over the prepetition debt and share pro-rata with valid mechanics’ lien holders. The Company has perfected its valid mechanics’ liens totaling approximately $7.3 million, while the remaining $0.3 million of its outstanding receivables do not qualify for liens in Wyoming. Under applicable law and absent any subordination, valid mechanics’ liens may have priority over prepetition debt.
     Storm Cat marketed their properties and bids were received in February 2009. Although different bids were received for different properties or groups of properties, none of the bids received were deemed acceptable by the prepetition lenders, and all the bids were rejected. Alternatives are now being considered, including further marketing of the properties or a recapitalization of Storm Cat.
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
     Services Agreement. The Company is party to a Restated and Amended Operations, Maintenance and Services Agreement dated effective January 1, 2005 (the “Services Agreement”), with J.M. Huber Corporation (“Huber”) pursuant to which the Company agreed to provide certain operation, maintenance, exploration, development, production and administrative services with respect to certain oil and gas properties owned by Huber in the State of Wyoming. In October 2006, the Wyoming Department of Audit initiated a sales and use tax audit against Huber for the time period 2003 through 2005. In February 2008, the Department of Audit issued revised preliminary audit findings against Huber in the amount of $4.3 million in tax, interest and penalties in relation to services provided under the Service Agreement. In November 2008, following a meeting between Huber, the Company and Wyoming tax officials, the Department of Audit reduced the assessment to $3.1 million. Huber notified the Company of a claim for indemnification under the Services Agreement, and the Company and Huber entered into an agreement regarding their respective responsibilities for the assessment. Another meeting with the Wyoming tax officials was held on May 1, 2009, during which the Company and Wyoming tax officials agreed to a settlement which reduced the total assessment to $0.2 million. Huber agreed to bear responsibility for that reduced assessment amount during the second quarter. Based on this settlement and Huber’s agreement to bear responsibility for that revised assessment, the Company was able to reduce its reserves for this matter by $2.1 million in the first quarter of 2009 and by an additional $0.4 million in the second quarter of 2009.
     Legal Proceedings. Subsequent to the Company’s February 2008 announcement of its intention to restate its financial statements for the first three quarters of 2007, four separate complaints were filed by holders of the Company’s common stock against the Company, as well as certain of its former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of the Company’s common stock between March 19, 2007 and February 22, 2008. The complaints alleged that the Company and certain of its former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. On December 15, 2008, the Company filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by the Company’s insurance. On May 14, 2009, the Court granted preliminary approval of the settlement and set a further hearing for final approval on September 11, 2009 following notice to and responses from class members.
     The Company has been named as a defendant or co-defendant in certain other legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on its condensed consolidated financial statements.
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
     The Company establishes reserves for both insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its condensed consolidated results of operations.

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
     Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of June 30, 2009 and December 31, 2008.
     6. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of both June 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $9.4 million.
     Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during the six months ended June 30, 2009 and 2008.
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
     7. STOCK-BASED COMPENSATION
     As of June 30, 2009, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.

     As of June 30, 2009 and December 31, 2008, all outstanding options were fully vested under both plans. There were 117,463 and 112,463 exercisable options under the plans as of June 30, 2009 and December 31, 2008, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2008	128,463	$18.48	$2,377,316	5.4
Options granted	16,000	40.46
Options exercised	(11,000)	15.65

Balance at June 30, 2009	133,463	$21.35	$2,804,219	5.6

     As of June 30, 2009, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 157,500 shares were available for future grants under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of June 30, 2009:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$6.25 - $8.55	20,429	2.6	$8.31	20,429	$8.31
$10.025 - $15.625	45,034	3.0	13.86	45,034	13.86
$20.16 - $26.86	36,000	7.0	22.43	36,000	22.43
$37.525 - $40.455	32,000	9.6	38.99	16,000	37.53

Total	133,463	5.6	$21.35	117,463	$18.75

(1)	Average life remaining in years.
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
     In 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The Company did not have an active shareholder-approved employee equity plan at June 30, 2009. The Company has recorded a liability for these SARs of $311,000 and $162,000 as of June 30, 2009 and December 31, 2008, respectively, within the “Other long-term liabilities” caption in its Consolidated Balance Sheets. The fair value of the SARs was estimated using a Black-Scholes option pricing model and will require revaluation on a quarterly basis.

     The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $686,000 and $124,000 for the six months ended June 30, 2009 and 2008, respectively.
     8. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2009	2008

Goodwill:
Engineering	$9,627	$9,627
Energy	7,465	7,465

Total goodwill	17,092	17,092

Other intangible assets, net of accumulated amortization of $2,732 and $2,687, respectively	117	162

Goodwill and other intangible assets, net	$17,209	$17,254

     There was no change in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2009.
     Under SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2009.
     As of June 30, 2009, the Company’s other intangible assets balance comprises a non-compete agreement (totaling $2.0 million, which is fully amortized) from its 1998 purchase of Steen Production Services, Inc., as well as intangibles primarily related to the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $732,000 as of June 30, 2009). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next three years. Amortization expense recorded on the other intangible assets balance was $45,000 and $57,000 for the six months ended June 30, 2009 and 2008, respectively.
     Estimated future amortization expense for other intangible assets as of June 30, 2009 is as follows (in thousands):

For the six months ending December 31, 2009	$41
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$117

     9. SHAREHOLDERS’ INVESTMENT
     The following table presents the change in total shareholders’ investment for the six months ended June 30, 2009.

	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	interests	Total

Balance, December 31, 2008	$142,644	$272	$142,916

Net income	14,888	97	14,985
Stock options exercised	172	—	172
Amortization of restricted stock	537	—	537
Investment in subsidiary by noncontrolling interest	—	151	151
Other comprehensive income/(loss): Foreign currency translation adjustments	235	(188)	47

Balance, June 30, 2009	$158,476	$332	$158,808

     10. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 on June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the quarter ended September 30, 2009. The adoption of SFAS 168 will not have a material impact on the Company’s condensed consolidated financial statements.

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
     For the past several years, we have observed increased federal spending activity by the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including the Federal Emergency Management Agency (“FEMA”). In turn, we have focused more marketing and sales activity on these agencies of the United States of America (“U.S.”) federal government. As a result of pursuing this strategy, we have significantly increased our revenues from U.S. federal government contracting activity over this time period. Additional government spending in these areas or on transportation infrastructure could result in profitability and liquidity improvements for us. Significant contractions in any of these areas could unfavorably impact our profitability and liquidity. In 2005, the U.S. Congress approved a six-year $286.5 billion transportation infrastructure bill entitled SAFETEA-LU, the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users. This funding reflects an increase of approximately 46% over its predecessor, TEA-21. With this bill enacted, we saw an increase in state spending on transportation infrastructure projects in 2008, and we currently expect state spending to maintain a consistent level of activity through the remainder of 2009. In addition, in February 2009, the U.S. Congress passed the American Recovery and Reinvestment Act of 2009, which contained approximately $130 billion for highways, buildings, and other public works projects. We believe that we are well positioned in all of our Engineering service lines to perform work that the Federal government, as well as state and local governments, will procure as a result of this legislation.

     Engineering contracts awarded during 2009 include:
•	BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, was awarded an IDIQ contract by FEMA for Production and Technical Services for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”), which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million.

•	An approximately $60.0 million, indefinite delivery contract, which is for one year and may be extended by up to four additional years, was awarded by the U.S. Army Corps of Engineers (“USACE”) Transatlantic Programs Center (“TAC”) for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa.

•	A $10.8 million agreement with Alamo Regional Mobility Authority to provide engineering and environmental consulting services in Bexar County, Texas.

•	A $5.4 million contract to provide design services for the new $70 million Equipment Maintenance and Operations Center located in Rockville, Maryland for Montgomery County.

•	A $5.0 million, two-year agreement to provide construction management support and construction inspection services on 17 separate construction projects for the Pennsylvania Department of Transportation.

•	A $5.0 million engineering contract from Alaska’s Department on Natural Resources to evaluate alternatives for a pipeline system to deliver natural gas from the North Slope of Alaska to in-State Alaska projects; determine a valid pre-feasibility level estimate for the cost of gas transportation; determine a right-of-way, and evaluate associated construction and logistics requirements.

•	A $4.5 million contract with the U.S. Army Corps of Engineers (“USACE”), Norfolk District, to design the $90 million Training and Doctrine Command (TRADOC) headquarters facility at Fort Eustis, Virginia.

•	A $3.0 million, two-year contract with the Pennsylvania Department of Environmental Protection to provide general technical assistance services throughout the Commonwealth.
     Our five-year Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision to extend the ordering period for up to six months. While most of the previous services have been transitioned, we anticipate potential future modest authorizations to allow us to continue working on certain remaining portions of the previous services on a month-to-month basis. As of June 30, 2009, approximately $54 million is in our funded backlog related to this program, including authorization to continue a portion of previous services through September 2009. We do not anticipate realizing most of the remaining contract balance ($188 million at June 30, 2009); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to our current authorizations to continue through 2011.
     Our unconsolidated Engineering subsidiary’s current Iraq IDIQ contract ends in September 2009, and it is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but we anticipate that it will be materially completed by December 31, 2009. The Government has issued a Sources Sought notice for a follow-on contract, for which the subsidiary has expressed their intent to respond. The new contract is anticipated to be awarded by the end of December 2009. Additionally, a similar type contract for Afghanistan has been announced by the Government and the subsidiary is evaluating a bid approach. The solicitations for these new contract vehicles have not yet been published. These two contract vehicles are expected to increase and continue work efforts in Iraq and Afghanistan initiated under the current IDIQ which ends in September 2009.

     Concurrent with the activities on the potential Iraq and Afghanistan IDIQs during the second half 2009, efforts are also anticipated to accelerate on our TAC contract with funding increases to support Afghanistan.
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
Executive Overview
     Our revenues were $334.9 million for the six months ended June 30, 2009, a 3% decrease from the $345.8 million reported for the same period in 2008. This reduction was driven by a period-over-period decrease of 14% in our Energy segment, partially offset by a period-over-period increase of 3% in our Engineering segment. The decrease in the Energy segment’s revenue was primarily driven by a change in the scope of certain of our domestic managed service contracts and the completion of another domestic managed service contract in 2008. The 3% revenue growth in our Engineering segment for 2009 was primarily related to an increase in work performed for our unconsolidated joint venture operating in Iraq, an increase in work performed on certain federal and state projects, and increases on several existing transportation projects, offset by a decrease in work performed on our FEMA contracts of approximately $12 million.
     Our earnings per diluted common share were $1.67 for the six months ended June 30, 2009, compared to $1.62 per diluted common share reported for 2008. Income from operations for the six months ended June 30, 2009 was $23.2 million, compared to $23.3 million for 2008. Income from operations in our Engineering segment was $19.9 million for 2009, a decrease from $22.4 million for 2008. These results were primarily driven by an increase in incentive compensation accruals based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. As of June 30, 2009, the year-to-date amount recorded for total incentive compensation was $5.3 million compared to $0.3 million as of June 30, 2008. This decrease in our Engineering segment income from operations was partially offset by an increase in work for our unconsolidated joint venture in Iraq and profitability improvements on certain federal and state projects. Favorably impacting our overall income from operations was our Energy segment’s income from operations of $4.6 million for 2009, an increase from $0.1 million for 2008. Our Energy segment’s period-over-period improvement in income from operations was primarily attributable to a decrease of $4.2 million related to restatement-related costs incurred in the same period in 2008 (in connection with the restatement of our consolidated financial statements for the year ended December 31, 2006 and the first three quarters of 2007) coupled with the reversal of a $2.5 million reserve due to the settlement of a contract-related claim. These favorable period-over-period impacts were partially offset by an increase in bad debt expense in 2009.
Results of Operations
     The following table reflects a summary of our operating results (excluding intercompany transactions) for the six months ended June 30, 2009 and 2008. We evaluate the performance of our segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications and other Corporate functions, and is allocated between our Engineering and Energy segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.

	For the three months				For the six months
	ended June 30,				ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)
Revenues		(1)		(1)		(1)		(1)
Engineering	$113.3	69%	$113.5	66%	$228.4	68%	$222.2	64%
Energy	51.0	31%	57.4	34%	106.5	32%	123.6	36%

Total revenues	$164.3	100%	$170.9	100%	$334.9	100%	$345.8	100%

(1)	Reflects percentage of total company revenues.

	For the three months				For the six months
	ended June 30,				ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)
Income/(loss) from operations before Corporate overhead		(2)		(2)		(2)		(2)
Engineering	$13.7	12.1%	$15.8	13.9%	$28.7	12.6%	$28.8	13.0%
Energy	4.2	8.2%	1.3	2.3%	7.8	7.3%	2.6	2.1%

Total segment income from operations before Corporate overhead	17.9	10.9%	17.1	10.0%	36.5	10.9%	31.4	9.1%

Less: Corporate overhead
Engineering	(4.7)	-4.1%	(3.0)	-2.6%	(8.8)	-3.9%	(6.4)	-2.9%
Energy	(1.7)	-3.3%	(1.1)	-1.9%	(3.2)	-3.0%	(2.5)	-2.0%

Total Corporate overhead	(6.4)	-3.9%	(4.1)	-2.4%	(12.0)	-3.6%	(8.9)	-2.6%

Total income/(loss) from operations
Engineering	9.0	7.9%	12.8	11.3%	19.9	8.7%	22.4	10.1%
Energy	2.5	4.9%	0.2	0.3%	4.6	4.3%	0.1	0.1%
Other Corporate (expense)/ income	(1.0)		0.5		(1.3)		0.8

Total income from operations	$10.5	6.4%	$13.5	7.9%	$23.2	6.9%	$23.3	6.7%

(2)	Reflects percentage of segment revenues for segment line items and percentage of total Company revenues for total line items.
Comparisons of the Three Months Ended June 30, 2009 and 2008
     In this three-month discussion, unless specified otherwise, all references to 2009 and 2008 relate to the three-month periods ended June 30, 2009 and 2008, respectively.
Revenues
     Our revenues totaled $164.3 million for 2009 compared to $170.9 million for 2008, reflecting a decrease of $6.6 million or 4%. This decrease was primarily driven by a period-over-period reduction of 11% in our Energy segment.

     Engineering. Revenues remained relatively consistent at $113.3 million for 2009 compared to $113.5 million for 2008. The following table presents Engineering revenues by client type:

	For the three months ended June 30,
(Dollars in millions)	2009		2008

Revenues by client type
Federal government	$57.1	51%	$58.9	52%
State and local government	44.5	39%	44.1	39%
Domestic private industry	11.7	10%	10.5	9%

Total Engineering revenues	$113.3	100%	$113.5	100%

     The slight decrease in our Engineering segment’s revenues for 2009 was primarily related to a net decrease in work performed on our FEMA contracts and a decrease in total project incentive awards of $0.4 million as compared to 2008, partially offset by an increase of $3.3 million in federal government work performed for our unconsolidated joint venture operating in Iraq and increases on several existing transportation projects.
     Total revenues from FEMA were $16 million and $24 million for 2009 and 2008, respectively, primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. While we would anticipate activity to increase for the new FEMA Risk MAP Program in future periods, this program is expected to less than completely replace the FEMA Map Mod Program revenue on a go forward basis. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.9 million and $1.3 million for 2009 and 2008, respectively.
     Energy. Revenues were $51.0 million for 2009 compared to $57.4 million for 2008, reflecting a decrease of $6.4 million or 11%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the three months ended June 30,
(Dollars in millions)	2009		2008

Revenues by market
Domestic	$36.7	72%	$41.1	72%
Foreign	14.3	28%	16.3	28%

Total Energy revenues	$51.0	100%	$57.4	100%

     The decrease in Energy’s domestic revenues for 2009 as compared to 2008 was primarily driven by reductions in onshore managed services revenues of $4.9 million as a result of the change in the scope of services provided to two of our existing managed services clients in 2008. These decreases in revenues were offset partially by an increase in revenue from our domestic off-shore labor clients in the Gulf of Mexico of $0.6 million. International revenues have decreased primarily as a result of a decrease in services required in 2009 compared to 2008 on the scheduled shut-down of liquefied natural gas facilities in Nigeria in each period for which we provided operations and maintenance services. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down.
Gross Profit
     Our gross profit totaled $29.8 million for 2009 compared to $32.3 million for 2008, reflecting a decrease of $2.5 million or 8%. Gross profit expressed as a percentage of revenues was 18.1% for 2009 compared to 18.9% for 2008. This decrease in gross profit was driven by an increase in incentive compensation accruals of $3.0 million based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. Also contributing to the decrease in gross profit for 2009 was our Energy segment’s decreased revenue volume compared to 2008, an increase in self-insured workers compensation expense and a reduction in project incentive awards, partially offset by our Engineering segment’s margin improvement related to project mix compared to 2008.
     Total gross profit included Corporate expense of $0.4 million for 2009 versus $0.6 million of income for 2008 that was not allocated to our segments. We experienced a reduction in costs of $0.4 million related to our self-insured professional liability claims during 2008 which partially drove this period-over-period change.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 35.7% for 2009 compared to 33.4% for 2008, while subcontractor costs expressed as a percentage of revenues were 15.1% and 19.5% for 2009 and 2008, respectively. In the Energy segment, we incurred significantly less subcontractor costs during 2009 in connection with the change in the scope of services for certain managed services contracts in 2008. In our Engineering segment, expressed as a percentage of revenues, direct labor increased due to work performed for our unconsolidated joint venture operating in Iraq, while other project mix changes drove the decrease in subcontractor costs period over period.
     Engineering. Gross profit was $23.1 million for 2009 compared to $23.3 million for 2008, reflecting a decrease of $0.2 million or 1%. The decrease in gross profit for 2009 is primarily attributable to an increase in incentive compensation accruals and a reduction in project incentive awards compared to 2008. Engineering’s gross profit expressed as a percentage of revenues was 20.4% in 2009 compared to 20.5% in 2008. Gross profit expressed as a percentage of revenues decreased as a result of the aforementioned increase in incentive compensation accruals of $3.0 million and a reduction in project incentive awards of $0.4 million, partially offset by improved project mix.
     Energy. Gross profit was $7.1 million for 2009 compared to $8.4 million for 2008, reflecting a decrease of $1.3 million or 16%. Gross profit was unfavorably impacted by decreased revenue volume and an increase in self-insured workers compensation expense. Gross profit expressed as a percentage of revenues was 13.9% in 2009 compared to 14.7% in 2008. Gross profit expressed as a percentage of revenues was unfavorably impacted by an increase in self-insured workers compensation expense of $0.5 million compared to 2008.
     Selling, General and Administrative Expenses (“SG&A”)
     Our SG&A expenses totaled $19.3 million for 2009 compared to $18.7 million for 2008, reflecting a increase of $0.6 million or 3%. This increase in SG&A was driven by an increase in incentive compensation accruals of approximately $1.5 million based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. Also contributing to the period-over-period increase in SG&A expenses was an increase in allocated Corporate overhead costs, offset by the absence of restatement-related costs incurred in the same period in 2008. SG&A expenses expressed as a percentage of revenues increased to 11.8% for 2009 from 11.0% for 2008. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increase in incentive compensation accruals, an increase in bad debt expense, and an increase in allocated Corporate overhead costs, partially offset by the absence of restatement-related costs.
     Included in total SG&A for 2009 and 2008 were Corporate-related costs of $0.6 million and less than $0.1 million, respectively, which were not allocated to our segments.
     Engineering. SG&A expenses were $14.1 million for 2009 compared to $10.5 million for 2008, reflecting an increase of $3.6 million or 35%. SG&A expenses expressed as a percentage of revenues increased to 12.4% for 2009 from 9.2% for 2008. This increase is primarily related to an increase in incentive compensation accruals of $1.0 million and allocated Corporate overhead costs of $1.7 million, primarily related to incentive compensation accruals and stock-based compensation.
     Energy. SG&A expenses were $4.6 million for 2009 compared to $8.2 million for 2008, reflecting a decrease of $3.6 million or 44%. SG&A expenses expressed as a percentage of revenues decreased to 9.0% for 2009 from 14.3% for 2008. This period-over-period decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the favorable impact of the absence of $3.3 million in restatement-related costs in 2009, partially offset by an increase in bad debt expense of $0.7 million.
     Other Income/(Expense)
     The “Other income/(expense)” aggregated to income of $2.0 million for 2009 compared to $0.9 million for 2008. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $1.9 million for 2009 compared to $0.9 million for 2008. The increase in equity income from our unconsolidated subsidiaries was primarily related to improved margins on extensions of work orders being performed by our unconsolidated Engineering subsidiary operating in Iraq. Also included in “Other income/(expense)” is a minimal amount of interest income, interest expense, and currency-related gains and losses.
     Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 43% for the three months ended June 30, 2009 and 2008. (See discussion under the heading “Income Taxes” in the section entitled “Comparison of Six Months Ended June 30, 2009 and 2008”).
     Comparisons of the Six Months Ended June 30, 2009 and 2008
     In this six-month discussion, unless specified otherwise, all references to 2009 and 2008 relate to the six-month periods ended June 30, 2009 and 2008, respectively.
     Revenues
     Our revenues totaled $334.9 million for 2009 compared to $345.8 million for 2008, reflecting a decrease of $10.9 million or 3%. This decrease was driven by a period-over-period reduction of 14% in our Energy segment, partially offset by a period-over-period revenue growth of 3% in our Engineering segment.
     Engineering. Revenues were $228.4 million for 2009 compared to $222.2 million for 2008, reflecting an increase of $6.2 million or 3%. The following table presents Engineering revenues by client type:

	For the six months ended June 30,
Revenues by client type	2009		2008
		(Dollars in millions)
Federal government	$117.8	51%	$114.9	52%
State and local government	88.3	39%	86.2	39%
Domestic private industry	22.3	10%	21.1	9%

Total Engineering revenues	$228.4	100%	$222.2	100%

     The increase in our Engineering segment’s revenues for 2009 was primarily related to an increase of $9.3 million in federal government work performed for our unconsolidated joint venture operating in Iraq and increases on several existing transportation projects, partially offset by a decrease in work performed on our FEMA contracts and a decrease in total project incentive awards of $1.2 million as compared to 2008.

     Total revenues from FEMA were $37 million and $49 million for 2009 and 2008, respectively, primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. While we would anticipate activity to increase for the new FEMA Risk MAP Program in future periods, this program is expected to less than completely replace the FEMA Map Mod Program revenue on a go forward basis. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.9 million and $2.1 million for 2009 and 2008, respectively.
     Energy. Revenues were $106.5 million for 2009 compared to $123.6 million for 2008, reflecting a decrease of $17.1 million or 14%. The Energy segment serves both major and smaller independent oil and gas producing companies in both the U.S and foreign markets.
     The following table presents Energy revenues by market:

	For the six months ended June 30,
Revenues by market	2009		2008
		(Dollars in millions)
Domestic	$76.7	72%	$90.8	73%
Foreign	29.8	28%	32.8	27%

Total Energy revenues	$106.5	100%	$123.6	100%

     The decrease in Energy’s domestic revenues for 2009 as compared to 2008 was primarily driven by reductions in onshore managed services revenues of $18.3 million as a result of the change in the scope of services provided to two of our existing managed services clients in 2008 and the completion of a managed services contract in 2008. These decreases in revenues were offset partially by an increase in revenue from our domestic off-shore labor clients in the Gulf of Mexico of $4.6 million. International revenues have decreased primarily as a result of a decrease in services required in 2009 compared to 2008 on the scheduled shut-down of liquefied natural gas facilities in Nigeria in each period for which we provided operations and maintenance services. These scheduled shut-down activities generate significant revenue in short periods of time and typically do not recur until the next scheduled shut-down.
     Gross Profit
     Our gross profit totaled $57.8 million for 2009 compared to $59.0 million for 2008, reflecting a decrease of $1.2 million or 2%. Gross profit expressed as a percentage of revenues was 17.3% for 2009 compared to 17.1% for 2008. This decrease in gross profit was driven by an increase in incentive compensation accruals based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. Also contributing to the decrease in gross profit for 2009 was our Energy segment’s decreased revenue volume compared to 2008 and a reduction in project incentive awards, partially offset by our Engineering segment’s improved revenue volume compared to 2008 and margin improvement related to project mix.
     Total gross profit included Corporate expense of $0.4 million for 2009 versus $1.0 million of income for 2008 that was not allocated to our segments. We experienced a reduction in costs of $1.4 million related to our self-insured professional liability claims during 2008 which drove this period-over-period change.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 35.6% for 2009 compared to 32.2% for 2008, while subcontractor costs expressed as a percentage of revenues were 16.0% and 20.6% for 2009 and 2008, respectively. In the Energy segment, we incurred significantly less subcontractor costs during 2009 in connection with the change in the scope of services and the completion of certain managed services contracts in 2008. In our Engineering segment, expressed as a percentage of revenues, direct labor increased due to work performed for our unconsolidated joint venture operating in Iraq, while other project mix changes drove the decrease in subcontractor costs period over period.

     Engineering. Gross profit was $45.8 million for 2009 compared to $43.7 million for 2008, reflecting an increase of $2.1 million or 5%. The increase in gross profit for 2009 is primarily attributable to margin improvement related to project mix and improved revenue volume compared to 2008. Engineering’s gross profit expressed as a percentage of revenues was 20.1% in 2009 compared to 19.7% in 2008. Gross profit expressed as a percentage of revenues increased as a result of the aforementioned improved project mix, partially offset by an increase in incentive compensation accruals of $3.4 million and a $1.2 million reduction in project incentive awards.
     Energy. Gross profit was $12.4 million for 2009 compared to $14.3 million for 2008, reflecting a decrease of $1.9 million or 13%. Gross profit was unfavorably impacted by decreased revenue volume, a decrease in project incentive awards of $1.1 million and an increase in bad debt expense. Gross profit expressed as a percentage of revenues was 11.7% in 2009 compared to 11.6% in 2008. Gross profit expressed as a percentage of revenues was favorably impacted by improved project mix, partially offset by a decrease in project incentive awards of $1.1 million compared to 2008.
     Selling, General and Administrative Expenses (“SG&A”)
     Our SG&A expenses totaled $34.6 million for 2009 compared to $35.7 million for 2008, reflecting a decrease of $1.1 million or 3%. SG&A expenses decreased period-over-period due to the absence of $4.2 million of restatement-related costs incurred in 2008 and the favorable settlement of a contract-related claim, partially offset by an increase in incentive compensation accruals of approximately $1.6 million based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year and an increase in allocated Corporate overhead costs. SG&A expenses expressed as a percentage of revenues decreased to 10.1% in 2009 compared to 10.3% for 2008. This overall decrease in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned absence of restatement-related costs and the favorable settlement of a contract-related claim, partially offset by the increase in incentive compensation accruals, an increase in bad debt expense, and an increase in allocated Corporate overhead costs.
     Included in total SG&A for 2009 and 2008 were Corporate-related costs of $0.8 million and $0.2 million, respectively, which were not allocated to our segments.
     Engineering. SG&A expenses were $26.0 million for 2009 compared to $21.3 million for 2008, reflecting an increase of $4.7 million or 22%. SG&A expenses expressed as a percentage of revenues increased to 11.4% for 2009 from 9.6% for 2008. This increase is primarily related to an increase in incentive compensation accruals of $1.1 million and an increase in allocated Corporate overhead costs of $2.4 million, primarily related to incentive compensation accruals, stock-based compensation, and retention costs.
     Energy. SG&A expenses were $7.8 million for 2009 compared to $14.2 million for 2008, reflecting a decrease of $6.4 million or 45%. SG&A expenses expressed as a percentage of revenues decreased to 7.3% for 2009 from 11.5% for 2008. This decrease in SG&A expenses expressed as a percentage of revenues is primarily attributable to the absence of restatement-related costs of $4.2 million in 2009 and the favorable impact of the reversal of a $2.5 million reserve due to the settlement of a contract-related claim, partially offset by an increase in bad debt expense of $0.7 million.
     Other Income/(Expense)
     The “Other income/(expense)” aggregated to income of $3.3 million for 2009 compared to $1.8 million for 2008. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $2.9 million for 2009 compared to $1.5 million for 2008. The increase in equity income from our unconsolidated subsidiaries was primarily related to improved margins on extensions of work orders being performed by our unconsolidated Engineering subsidiary operating in Iraq. Also included in

“Other income/(expense)” is a minimal amount of interest income, interest expense, and currency-related gains and losses.
     Income Taxes
     Our provisions for income taxes resulted in effective income tax rates of 43% for the six months ended June 30, 2009 and 2008. The calculated tax rate is slightly higher than the full-year forecasted effective income tax rate at June 30, 2009 due to a discrete item in our foreign operations.
     The variance between the U.S. federal statutory rate of 35% and our full-year forecasted effective income tax rates for these periods is primarily due to taxes on foreign income, which we are not able to offset with U.S. foreign tax credits, and foreign losses with no U.S. tax benefit. Our effective rate is also impacted by state income taxes, permanent items that are not deductible for U.S. tax purposes, and Nigerian income taxes that are levied on a deemed profit basis.
     Contract Backlog

	As of
	June 30,	December 31,
(In millions)	2009	2008
Engineering
Funded	$446.4	$449.5
Unfunded	996.4	534.7

Total Engineering	1,442.8	984.2
Energy	180.7	233.4

Total	$1,623.5	$1,217.6

     Of our total funded backlog at June 30, 2009, $433 million and $181 million are expected to be recognized as revenue within the next year by our Engineering and Energy segments, respectively. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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
     In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of June 30, 2009, approximately $13 million is in our funded backlog and $586 million is in our unfunded backlog related to this program.

     As of June 30, 2009 and December 31, 2008, approximately $54 million and $68 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision to extend the ordering period for up to six months. While most of the previous services have already been transitioned, we anticipate potential future modest authorizations to allow us to continue working on certain remaining portions of the previous services on a month-to-month basis. We do not anticipate realizing most of the remaining contract balance ($188 million at June 30, 2009); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to authorizations prior to the end of the contract award period to continue through 2011.
     In 2009, we were awarded a contract by the USACE — TAC for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. We were one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (our portion was estimated at $60 million). Under this contract, we may be called upon to provide a full-range of design and construction management services. As of June 30, 2009, approximately $1 million is in our funded backlog and $58 million is in our unfunded backlog related to this contract.
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
     Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. In addition, certain customers may provide us with cash advances for use as working capital related to those customers’ contracts. At June 30, 2009 and December 31, 2008, we had $68.3 million and $49.1 million of cash and cash equivalents, respectively, and $133.3 million and $114.2 million in working capital, respectively. Our available capacity under our $60.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $50.6 million (84% availability) and $51.0 million (85% availability) at June 30, 2009 and December 31, 2008, respectively. Our current ratios were 2.09 to 1 and 1.84 to 1 at June 30, 2009 and December 31, 2008, respectively.
     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of June 30, 2009 and December 31, 2008, $14.2 million and $17.6 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms. Due to the current economic recession, we anticipate that our customers’ inability to access capital could impact project activity for the remainder of 2009 and may impact certain clients’ ability to compensate us for our services, most notably in our Energy segment.
     Cash Provided by Operating Activities
     Cash provided by operating activities was $22.1 million and $22.9 million for six months ended June 30, 2009 and 2008, respectively.
     Our cash provided by operating activities for 2009 resulted primarily from net income of $14.9 million, mainly as a result of our Engineering segment’s strong performance. Also favorably impacting our cash provided by operating activities was a decrease in our Energy segment’s receivables balance. This increase was partially offset by a decrease in both of our segments’ accounts payable and accrued expenses at June 30, 2009, which was primarily due to a decrease in activity related to certain of our Energy segment’s managed services contracts and a decrease in our Engineering segment’s use of subcontractors coupled with the payment of incentive compensation accruals of $8.0 million in the first quarter of 2009 related to our 2008 operating performance.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, decreased in both segments, and on a consolidated basis decreased from 86 days at year-end 2008 to 83 days at June 30, 2009. This decrease is driven mainly by the decrease in our Energy segment’s receivables as a result of their improved collections.
     Cash Used in Investing Activities
     Cash used in investing activities was $2.9 million, and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. Our cash used in investing activities related entirely to capital expenditures, with the majority of our 2009 additions pertaining to computer software purchases, office equipment and leasehold improvements related to office openings or relocations, and vehicles. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
     Cash Used In/Provided by Financing Activities
     Cash used in/provided by financing activities was nominal for the six months ended June 30, 2009 and 2008. Our financing activities primarily related to proceeds from the exercise of stock options and payments on capital lease operations.
     Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of June 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $9.4 million and $9.0 million, respectively.
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
     Although only $9.4 million of our credit capacity was utilized under this facility as of June 30, 2009, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.
     Financial Condition & Liquidity
     At June 30, 2009, we had $68.3 million of cash and cash equivalents. In response to the recent turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, the determination was made to maintain the majority of our domestic cash balances in money market funds that primarily hold short-term U.S. Treasury and government agency securities. As the global credit markets stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. To date, none of these institutions in which we hold our cash and money market funds have gone into bankruptcy or been forced into receivership, or have been taken over by their governments. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents will not fail, we currently believe that we will be able to readily access our funds when needed.
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
     During the second quarter of 2009, we continued our evaluation of strategic alternatives, including consideration of a potential sale of the Energy segment. If we choose to consummate a sale of the Energy segment, any proceeds realized would be reinvested in our Engineering segment in order to continue to grow that business.
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
     Recent Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS 165 on June 30, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our interim report on Form 10-Q for the quarter ended September 30, 2009. The adoption of SFAS 168 will not have a material impact on our condensed consolidated financial statements.

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
     Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Class Action Complaints. Subsequent to our February 2008 announcement of our intention to restate our financial statements for the first three quarters of 2007, four separate complaints were filed by holders of our common stock against us, as well as certain of our former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of our common stock between March 19, 2007 and February 22, 2008. The complaints alleged that we and certain of our former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. On December 15, 2008, we filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by our insurance. On May 14, 2009, the Court granted preliminary approval of the settlement and set a further hearing for final approval on September 11, 2009 following notice to and responses from class members.

Item 1A.	Risk Factors.
     There were no material changes in the risk factors disclosed in our Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a) Our annual meeting of shareholders was held on May 28, 2009.
(b) Each nominee to the board of directors, as listed in Item 4(c) below, was elected. There was no solicitation in opposition to management’s nominees.
(c) Our shareholders elected each of our directors listed below to one-year terms or until their respective successors have been elected. The votes cast by holders of our Common Stock in approving the following directors were:

Name of Director	Votes for	Votes withheld
Robert N. Bontempo	8,056,928	236,079
Nicholas P. Constantakis	8,130,020	162,987
Mark E. Kaplan	7,978,629	314,378
Robert H. Foglesong	7,955,075	337,932
Bradley L. Mallory	8,224,721	68,286
John E. Murray, Jr.	7,661,050	631,957
Pamela S. Pierce	8,224,768	68,239
Richard L. Shaw	8,222,517	70,490
David N. Wormley	8,222,937	70,070

Item 6.	Exhibits.
     (a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

4.1	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

10.1	Form of Employment Continuation Agreement between Joseph R. Beck, David J. Greenwood, David G. Higie, James M. Kempton, Samuel C. Knoch, G. John Kurgan, Bradley L. Mallory, H. James McKnight, Edward L. Wiley, and Michael J. Zugay, filed as Exhibit 10.1 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.

10.2	Sixth Amendment to Consulting Agreement effective April 26, 2009, by and between us and Richard L. Shaw, filed as Exhibit 10.2 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.

Exhibit No.	Description

10.3	Second Amendment to Retention Agreement between us and John D. Whiteford, dated June 1, 2009, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: August 6, 2009
Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)