Form 10-Q
period 2009-09-30
BAKER MICHAEL CORP
filed 2009-11-09
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)           Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 31, 2009:
Common Stock          8,893,298 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

		Page

	PART I
Item 1.	Financial Statements.	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32
Item 4.	Controls and Procedures.	32

	PART II

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 6.	Exhibits.	33

Signatures.		35

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Revenues	$110,153	$119,155	$338,560	$341,317

Cost of work performed	87,914	95,367	270,955	272,861

Gross profit	22,239	23,788	67,605	68,456

Selling, general and administrative expenses	14,716	13,587	43,957	37,533

Operating income	7,523	10,201	23,648	30,923

Other income/(expense):
Equity income from unconsolidated subsidiary	3,498	700	6,243	2,131
Interest income	50	190	119	549
Interest expense	(6)	(18)	(24)	(54)
(Expense)/reduction for interest on unpaid taxes	(75)	69	(75)	31
Other, net	(71)	175	218	219

Income before income taxes	10,919	11,317	30,129	33,799

Provision for income taxes	3,957	4,414	11,449	13,182

Income from continuing operations	6,962	6,903	18,680	20,617

Income from discontinued operations, net of tax	4,864	4,900	8,131	5,649
Loss on sale of discontinued operations, net of tax	(4,509)	—	(4,509)	—

Income from discontinued operations	355	4,900	3,622	5,649

Net income	7,317	11,803	22,302	26,266

Less: Net income attributable to noncontrolling interests	(39)	(10)	(136)	(100)

Net income attributable to Michael Baker Corporation	7,278	11,793	22,166	26,166

Other comprehensive income/(loss)
Foreign currency translation adjustments including reclassification adjustments	1,966	(490)	2,013	(757)
Less: Foreign currency translation adjustments attributable to noncontrolling interests including reclassification adjustments	(187)	9	3	60

Comprehensive income attributable to Michael Baker Corporation	$9,057	$11,312	$24,182	$25,469

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.78	$0.78	$2.12	$2.34
Diluted E.P.S. — Continuing operations	0.78	0.78	2.10	2.32
Basic E.P.S. — Net income	0.82	1.34	2.51	2.97
Diluted E.P.S. — Net income	$0.81	$1.33	$2.48	$2.94

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share amounts)	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$73,361	$49,050
Proceeds receivable — Energy sale	47,234	—
Receivables, net of allowances of $369 and $2,765, respectively	64,847	113,676
Unbilled revenues on contracts in progress	52,238	70,455
Prepaid expenses and other	13,757	16,756
Assets held for sale	1,039	—

Total current assets	252,476	249,937

Property, Plant and Equipment, net	13,201	16,671
Other Long-term Assets
Goodwill	9,627	17,092
Other intangible assets, net	96	162
Deferred tax asset	—	1,209
Other long-term assets	6,792	6,991

Total other long-term assets	16,515	25,454

Total assets	$282,192	$292,062

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$31,460	$42,421
Accrued employee compensation	28,823	35,530
Accrued insurance	9,612	11,632
Billings in excess of revenues on contracts in progress	16,355	17,449
Deferred income tax liability	8,544	9,923
Income taxes payable	1,302	4,946
Other accrued expenses	8,365	13,827
Liabilities held for sale	648	—

Total current liabilities	105,109	135,728

Long-term Liabilities
Deferred income tax liability	753	7,121
Other long-term liabilities	7,833	6,297

Total liabilities	113,695	149,146

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,388,835 and 9,350,835, respectively	9,389	9,351
Additional paid-in capital	49,426	48,405
Retained earnings	114,380	92,214
Accumulated other comprehensive loss	(306)	(2,565)
Less — 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	168,128	142,644
Noncontrolling interests	369	272

Total shareholders’ investment	168,497	142,916

Total liabilities and shareholders’ investment	$282,192	$292,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2009	2008

Cash Flows from Operating Activities
Net income	$22,302	$26,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,869	4,268
Loss on disposal of Energy segment	4,509	—
Changes in assets and liabilities:
Decrease/(increase) in receivables	11,708	(1,718)
(Increase)/decrease in unbilled revenues and billings in excess, net	(1,934)	1,172
(Increase)/decrease in other net assets	(7,206)	4,841
Decrease in accounts payable	(8,930)	(11,194)
Increase/(decrease) in accrued expenses	11,763	(584)

Total adjustments	14,779	(3,215)

Net cash provided by operating activities	37,081	23,051

Cash Flows from Investing Activities
Increase in proceeds receivable — Energy sale	(47,234)	—
Assets and liabilities conveyed upon Energy sale, net of cash	39,405	—
Additions to property, plant and equipment	(5,146)	(3,891)

Net cash used in investing activities	(12,975)	(3,891)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	405	231
Payments on capital lease obligations	(200)	(246)

Net cash provided by/(used in) financing activities	205	(15)

Net increase in cash and cash equivalents	24,311	19,145

Cash and cash equivalents, beginning of period	49,050	22,052

Cash and cash equivalents, end of period	$73,361	$41,197

Supplemental Disclosures of Cash Flow Data
Interest paid	$14	$54
Income taxes paid	$18,398	$10,033

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
     The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009. We have evaluated all subsequent events through November 9, 2009, the date the financial statements were issued.
     On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). As a result of the disposition, the results of the Company’s former Energy segment have been reclassified as discontinued operations for all periods presented in the condensed consolidated financial statements. See further discussion in the “Discontinued Operations/Held for Sale” note.
     The unaudited condensed consolidated balance sheet of the Company as of September 30, 2009 and the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 give effect to the disposition of the stock owned by Michael Baker Corporation in Baker/MO Services, Inc., Michael Baker Global, Inc., Baker O&M International, Ltd., Baker Energy de Venezuela, C.A., Overseas Technical Services International, Ltd., Baker OTS International, Inc., SD Forty Five, Ltd., OTS Finance and Management, Ltd., and their respective subsidiaries (“Baker Energy”).
2. DISCONTINUED OPERATIONS/HELD FOR SALE
     On September 30, 2009, the Company entered into a definitive agreement with Wood Group E.&P.F. Holdings, Inc., Wood Group Holdings (International) Limited and Wood Group Engineering and Operations Support Limited, subsidiaries of international energy services company John Wood Group PLC (each a “Buyer” and, collectively, the “Buyers”) to sell Baker Energy. Baker Energy provided a full range of services for operating third-party oil and gas production facilities worldwide. Additionally, the Company anticipates the sale of its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”) in the fourth quarter of 2009 to the minority partner who elected to exercise his purchase option under the joint venture agreement. B.E.S.’s assets and liabilities have been reflected as “held for sale” in the accompanying condensed consolidated balance sheet as of September 30, 2009.
     The results of operations of Baker Energy and B.E.S. have been classified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. Corporate overhead costs were not allocated to the Energy business for the discontinued operations presentation. The operating results of the Energy business for the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008

Revenues	$52,837	$62,083	$159,317	$185,672
Cost of work performed	48,708	54,609	142,778	163,901

Gross profit	4,129	7,474	16,539	21,771
Selling, general and administrative expenses	7,808	(130)	13,193	11,575

(Loss)/income from discontinued operations	(3,679)	7,604	3,346	10,196
Other (loss)/income	(228)	2,146	(23)	2,146

(Loss)/income from discontinued operations before income (benefit)/taxes and loss on sale	(3,907)	9,750	3,323	12,342
(Benefit)/provision for income taxes	(8,771)	4,850	(4,808)	6,693

Income from discontinued operations before loss on sale	4,864	4,900	8,131	5,649
Loss on sale of discontinued operations, net of tax	(4,509)	—	(4,509)	—

Income from discontinued operations	$355	$4,900	$3,622	$5,649

     On September 30, 2009, the stock of Baker Energy was sold for gross proceeds of $47.2 million, consisting of $37.9 million at closing and an anticipated $9.3 million to be received under the net asset adjustment provision of the stock purchase agreement. Cash considerations from the closing were held by the Company’s attorneys in a trust account on September 30, 2009 and wired to the Company on October 1, 2009, while the Company anticipates receiving the cash related to the net asset adjustment approximately sixty days after the Energy sale closing date. Included in the net assets conveyed to the buyer was approximately $7.8 million in cash utilized by Baker Energy’s international operations for working capital needs. This cash will be reimbursed to the Company through the net asset adjustment. Both the cash received at closing and the anticipated net asset adjustment are presented under the heading “Proceeds receivable — Energy sale” in the Company’s condensed consolidated balance sheet as of September 30, 2009. Net proceeds are based on the cash received at closing, the receivable derived from the anticipated net asset adjustment, net of the Company’s costs associated with the transaction. Transaction costs consist of investment banker fees related to the marketing and sale of Baker Energy, legal fees and management retention payments due to certain employees of Baker Energy that were contingent upon the sale of Baker Energy.
     The Company incurred a loss of $4.5 million on the Energy sale, which is presented as a loss on sale of discontinued operations in the Company’s condensed consolidated statement of income. The Energy sale net proceeds and the loss on sale were as follows:

(In thousands)

Gross sales proceeds received at closing	$37,944
Net asset adjustment receivable	9,290

Gross proceeds	47,234

Less:
Investment banker and legal fees	(907)
Management retention payments	(1,304)

Net proceeds from sale	$45,023

(In thousands)

Net proceeds from sale	$45,023
Net assets of Baker Energy as of September 30, 2009	(47,794)
Realization of cumulative translation adjustments	(2,174)
Non-controlling interest in Baker Energy	(127)
Tax benefit related to transaction costs	563

Loss on sale, net of tax benefit	$(4,509)

     Reflected in the September 30, 2009 condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported (“IBNR”) claims, are included in the Company’s condensed consolidated balance sheet as those insurances are written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain its reserves for these insurances in its condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances, the Company has also recorded a corresponding receivable from the buyer. At September 30, 2009, there were approximately $7.3 million of Baker Energy insurance liabilities related to Baker Energy’s workers’ compensation, automobile and health insurances recorded on the Company’s condensed consolidated balance sheet, with a corresponding receivable of approximately $7.3 million also recorded.
3. EARNINGS PER COMMON SHARE
     The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008

Income from continuing operations	$6,962	$6,903	$18,680	$20,617
Less: Net (income)/loss attributable to noncontrolling interests	(5)	—	33	—

Income attributable to continuing operations	6,957	6,903	18,713	20,617

Income from discontinued operations	355	4,900	3,622	5,649
Less: Net income attributable to noncontrolling interests	(34)	(10)	(169)	(100)

Income attributable to discontinued operations	321	4,890	3,453	5,549

Net income attributable to Michael Baker Corporation	$7,278	$11,793	$22,166	$26,166

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Basic:
Weighted average shares outstanding	8,859	8,812	8,849	8,805
Earnings per share:
Continuing operations	$0.78	$0.78	$2.12	$2.34
Discontinued operations	0.04	0.56	0.39	0.63

Total	$0.82	$1.34	$2.51	$2.97
Diluted:
Effect of dilutive securities — Stock options and restricted shares	80	86	79	82
Weighted average shares outstanding	8,939	8,898	8,928	8,887
Earnings per share:
Continuing operations	$0.78	$0.78	$2.10	$2.32
Discontinued operations	0.03	0.55	0.38	0.62

Total	$0.81	$1.33	$2.48	$2.94

     For the nine months ended September 30, 2009 and 2008, there were 32,000 and 16,000, respectively, of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares. For both the three months ended September 30, 2009 and 2008, there were 16,000 of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
4. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARY
     Equity income from unconsolidated subsidiary reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Hill International, Inc., and Michael Baker, Jr. Inc., a subsidiary of the Company. SBH revenue for the three months ended September 30, 2009 and 2008 was $42.8 million and $29.6 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $131.6 million and $84.0 million, respectively. Equity income from SBH for three months ended September 30, 2009 and 2008 was $3.5 million and $0.7 million and for nine months ended September 30, 2009 and 2008 was $6.2 million and $2.1 million, respectively. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Company’s unconsolidated joint venture’s current Iraq IDIQ contract ended in September 2009, and it is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but the Company anticipates that it will be materially completed by September 2010.
     At September 30, 2009 and December 31, 2008, the Company reported receivables totaling $1.5 million and $3.6 million, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH. Revenue from SBH pursuant to such subcontract agreement for the three months ended September 30, 2009 and 2008 was $7.0 million and $7.9 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $28.9 million and $20.5 million, respectively.
5. INCOME TAXES
     The Company accounts for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. The Company computed its total tax expense in accordance with ASC 740. Total tax expense then was allocated between continuing operations and discontinued operations in accordance with ASC 740. The following table presents the components of the Company’s (benefit)/provision for income taxes:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2009	2008	2009	2008

(Benefit)/provision for income taxes:
Continuing operations	$3,957	$4,414	$11,449	$13,182
Discontinued operations	(8,771)	4,850	(4,808)	6,693
Loss on sale of discontinued operations	(563)	—	(563)	—

(Benefit)/provision for income taxes	$(5,377)	$9,264	$6,078	$19,875

Continuing Operations
     The Company’s full-year forecasted effective income tax rate from continuing operations was 39.0% for both the three and nine months ended September 30, 2009 and 2008. As a comparison, the Company’s actual effective income tax rate for the year ended December 31, 2008 was 39.0%. The difference between the forecasted effective income tax rate from continuing operations and the tax expense recorded on the condensed consolidated statement of income for the nine months ended September 30, 2009 relates to the reversal of U.S. income tax accruals related to unremitted earnings of one of the Company’s foreign subsidiaries which is in the process of liquidation.
     The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for continuing operations for the three and nine months ended September 30, 2009 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.
     As of September 30, 2009, the Company’s reserve for uncertain tax positions totaled approximately $3.0 million, an increase of approximately $1.1 million from December 31, 2008. Changes in this reserve would impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of September 30, 2009, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $1.3 million, an increase of approximately $0.1 million from December 31, 2008.
Discontinued Operations
     In certain foreign jurisdictions, the Company’s subsidiaries were subject to a deemed profits tax that was assessed based on revenue. In other foreign jurisdictions or situations, the Company’s subsidiaries were subject to income taxes based on taxable income. In certain of these situations, the Company’s estimated income tax payments during the year (which are withheld from client invoices at statutory rates) exceeded the tax due per the income tax returns when filed; however, no practical method of refund could be affected. As a result, related income tax assets were routinely assessed for realizability, and valuation allowances against these tax assets were recorded when it was more likely than not that such tax assets would not be realized.
     Prior to this quarter, the Company was in an overall foreign loss position for U.S. Federal income tax purposes, which precluded the Company from utilizing credits for taxes paid in foreign jurisdictions. However, as a result of generating sufficient foreign source income to offset the Company’s overall foreign loss, the Company has now concluded that it can utilize those tax credits, resulting in the reversal of deferred tax liabilities for a net impact of $5.9 million, related to unremitted foreign source earnings which are taxable for U.S. federal tax purposes, but can be offset if there are sufficient foreign tax credits that can be utilized.

     As a result of the sale of Energy, the company realized certain tax gains and losses. The sale of certain US and foreign subsidiaries resulted in approximately $26 million of capital losses for which a full valuation allowance is recorded as it is not more likely than not that such capital losses can be utilized within the five-year carryforward period. The sale of certain foreign entities resulted in U.S. taxable gains for which foreign tax credits became available. The Company recorded a tax benefit of $2.3 million related to these credits. Also included in discontinued operations is foreign and other tax expense of approximately $2.2 million related to year-to-date operations of Energy through September 30, 2009.
6. COMMITMENTS & CONTINGENCIES
Commitments
     At September 30, 2009, the Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees at September 30, 2009 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$8.9
Other	0.5
Performance and payment bonds*	18.1

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
     The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-term Debt and Borrowing Agreements” note. As of September 30, 2009, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
     Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds at September 30, 2009. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
Contingencies
     Credit Risk. On November 10, 2008, Storm Cat Energy (“Storm Cat”), a client of Baker Energy, filed for Chapter 11 bankruptcy protection. Shortly before the bankruptcy filing, on October 29, 2008, in an effort to protect the Company’s interests, the Company amended its ongoing contract with Storm Cat to provide for (i) the payment to the Company of $1.3 million of outstanding Storm Cat receivables and prepayment for future services under the contract, (ii) the conversion of remaining receivables (plus additional charges that may accrue) equal to $7.6 million as of November 10, 2008 into an unsecured promissory note at 6% interest to mature on April 30, 2009, and (iii) the subordination of the Company’s liens to those of the principal lenders provided that the monthly payments under the contract remain current. As a result of the bankruptcy, the promissory note was never executed, although the Company received the $1.3 million payment and has received prepayments for the work it continues to perform.

     At the time of the bankruptcy, Storm Cat had $65 million in prepetition secured bank debt outstanding. Following the bankruptcy, approximately $14 million in debtor in possession (“DIP”) financing was established to continue Storm Cat operations and pursue a liquidity event, including the potential sale of Storm Cat properties. The terms of the DIP financing provide that it shall have priority over the prepetition debt and share pro-rata with valid mechanics’ lien holders. The Company has perfected its valid mechanics’ liens totaling approximately $7.3 million, while the remaining $0.3 million of its outstanding receivables do not qualify for liens. Under applicable law and absent any subordination, valid mechanics’ liens may have priority over prepetition debt.
     Storm Cat marketed their properties and bids were received in February 2009. Although different bids were received for different properties or groups of properties, none of the bids received were deemed acceptable by the prepetition lenders, and all the bids were rejected. Alternatives have been considered, and in August 2009 a term sheet for the reorganization of Stormcat was circulated and is being considered by the parties.
     Under this proposal, Baker Energy would receive Series C Preferred Units in the reorganized Storm Cat. The units would be junior in liquidation to Series A and Series B Preferred Units. In addition, the proposal requires that various non-Baker Energy claims must be repaid in full prior to any payment with regard to any of the Preferred Units. Assuming those payments are made, the payments must be made with respect to the Series A and Series B Units and to an employee profit sharing pool before Baker Energy could realize any proceeds. In total there are about $75 million of distributions to be made before any payments would be made to Baker Energy. Distributions would have to exceed $135 million before Baker’s Energy claim would be paid in full. The Company has advised Storm Cat that it would not object to this proposed plan, provided that the Storm Cat bankruptcy estate would not seek to recover approximately $1.3 million in potential preference claims from Baker Energy.
     The reorganization scenario now appears to be the most likely outcome for Storm Cat. Attempts to sell the company or liquidate its assets did not yield bids that were high enough to be acceptable to creditors. Market prices for natural gas have not recovered to a level that would lead to higher asset values, thereby also reducing the value of the Company’s lien position. As a result, the Company has determined that recovery of its remaining unreserved receivable of $6.0 million is no longer probable. As such, the Company has determined to write down an additional $6.0 million in the third quarter of 2009 in recognition that due to changed circumstances the collection of its remaining $7.6 million receivable is unlikely. The write down of $6.0 million is reflected in our income from discontinued operations, net of tax, during the third quarter of 2009. Since under the current proposal the Company requires that the Storm Cat bankruptcy estate will not seek that they to recover the potential preference payment, the Company has not established a reserve for that amount.
     Effective September 30, 2009, the Company sold the stock of various companies comprising its Energy business to the buyers. As part of the stock sale, the Storm Cat contract and rights to collect the Storm Cat receivable were transferred to the buyers. No value was assigned to the receivable. However, the buyers have agreed that in the event that they recover any value for the receivable, to transfer 50 percent of that value to the Company.
     Services Agreement. Effective September 30, 2009, as part of the sale to the buyers, the Company sold the stock of Baker Energy which was party to a Restated and Amended Operations, Maintenance and Services Agreement dated effective January 1, 2005 (the “Services Agreement”). Baker Energy was party to the Services Agreement, with J.M. Huber Corporation (“Huber”) pursuant to which Baker Energy agreed to provide certain operation, maintenance, exploration, development, production and administrative services with respect to certain oil and gas properties owned by Huber in the State of Wyoming. In October 2006, the Wyoming Department of Audit initiated a sales and use tax audit against Huber for the time period 2003 through 2005. In February 2008, the Department of Audit issued revised preliminary audit findings against Huber in the amount of $4.3 million in tax, interest and penalties in relation to services provided under the Service Agreement. In November 2008, following a meeting between Huber, the Company and Wyoming tax officials, the Department of Audit reduced the assessment to $3.1 million. Huber notified the Company of a claim for indemnification under the Services Agreement, and the Company and Huber entered into an agreement regarding their respective responsibilities for the assessment. Another meeting with the Wyoming tax officials was held on May 1, 2009, during which the Company and Wyoming tax officials agreed to a settlement which reduced the total assessment to $0.2 million. Huber agreed to bear responsibility for that reduced assessment amount during the second quarter. Based on this settlement and Huber’s agreement to bear responsibility for that revised assessment, the Company was able to reduce its reserves for this matter by $2.1 million in the first quarter of 2009 and by an additional $0.4 million in the second quarter of 2009.
     Camp Bonneville Project. In 2006, the Company entered into a contract whereby it agreed to perform certain services (the “Services”) in connection with a military base realignment and closure (“BRAC”) conservation conveyance of the Camp Bonneville property (the “Property”) located in Clark County, Washington. The Property was formerly owned by the United States Army (the “Army”). The Company’s contract for the performance of the Services is with the Bonneville Conservation Restoration and Renewal Team (“BCRRT”), a not for profit corporation which holds title to the Property. BCRRT, in turn, has a contract with Clark County, Washington (the “County”) to perform services in connection with the Property and is signatory to a prospective purchaser consent decree (“PPCD”) with the Washington Department of Ecology (“WDOE”) regarding cleanup on the Property. The County is funding the services via an Environmental Cooperative Services Agreement (“ESCA”) grant from the Army and ultimately intends to use the Property as a park when cleanup is complete. As part of the Services, the Company, through a subcontractor, MKM Engineers (“MKM”), is performing remediation of hazardous waste and munitions and explosives of concern (“MEC”) on the Property.
     Based upon the discovery of additional MEC to be remediated at the site, the WDOE has significantly increased the cleanup required to achieve site closure. WDOE put a Cleanup Action Plan (“CAP”) containing these increased requirements out for public comment on June 8, 2009 at which point BCRRT, with the assistance of the Company and MKM, entered into dispute resolution with WDOE regarding the CAP. Dispute resolution continues, with one significant area of disagreement remaining. That area involves the cleanup requirements in the western slopes of the Property.
     The Company’s contract with BCRRT is fixed price, as is the Company’s contract with MKM. These contracts provide for two avenues of financial relief from the fixed price. First, the Army has agreed to provide army contingent funding (“ACF”) to cover cost overruns associated with MEC remediation. ACF is available once the County and its contractors have expended 120% of the $10.7 million originally estimated for MEC remediation costs. Once this threshold has been reached, the ACF would cover ninety percent (90%) of actual costs up to a total of $7.7 million.
     On June 1, 2009, at the urging of BCRRT, the Company and MKM (hereinafter the “BCRRT Team”), the County sent a letter to the Army requesting that it begin the process of releasing ACF to cover additional costs of in-scope items, and on June 26, 2009 the Army responded by requesting documentation of the costs incurred to date. On September 1, 2009, the BCRRT Team submitted this documentation as part of its first request for ACF payment to the County, and the County promptly sent this request to the Army. On October 20, 2009 the Army responded to the County’s request for ACF denying payment. The BCRRT Team strenuously disagrees with the Army’s reasons for doing so and is preparing a response.
     On September 4, 2009, MKM suspended MEC work on the site due to lack of funding. The Company has been in discussions with MKM since the suspension but has not been successful in reaching an agreement with MKM regarding its resumption of work. On September 11, 2009 the County notified BCRRT, the Company and MKM that the County believes BCRRT, the Company and MKM are in breach of their obligations under their agreements, based on MKM’s imminent failure to complete work in the central impact target area (“CITA”) portion of the Property by October 1, 2009 in accordance with an interim schedule set by WDOE. BCRRT requested and received an extension of the completion date for the CITA work to November 4, 2009, but the CITA work was not completed by that date. The Company’s current position is that the CITA work completion date set by WDOE is not required by its contract.
     Second, in addition to the availability of ACF, the Army has retained responsibility for certain conditions (hereinafter “Army Retained Conditions” or “ARC”) which are unknown and not reasonably expected based on the information the Army provided to the County and its contractors during the negotiation of the ESCA. The Bonneville Team is finalizing and preparing to submit a claim to the Army regarding the cleanup, as it relates to such ARC’s
     Baker has engaged outside counsel to assist it in this matter. At this time it is too early to determine the matter’s outcome.
     Legal Proceedings. Subsequent to the Company’s February 2008 announcement of its intention to restate its financial statements for the first three quarters of 2007, four separate complaints were filed by holders of the Company’s common stock against the Company, as well as certain of its former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of the Company’s common stock between March 19, 2007 and February 22, 2008. The complaints alleged that the Company and certain of its former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. On December 15, 2008, the Company filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by the Company’s insurance. On May 14, 2009, the Court granted preliminary approval of the settlement and set a further hearing for final approval on September 11, 2009 following notice to and responses from class members. On September 11, 2009 with no objections having been filed, the Court granted final approval of the settlement concluding this matter.
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
     Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of September 30, 2009 and December 31, 2008.
7. LONG-TERM DEBT AND BORROWING AGREEMENTS
     The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of September 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $9.4 million and $9.0 million, respectively.
     Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during the nine months ended September 30, 2009 and nominal borrowing during the nine months ended September 30, 2008.
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
8. STOCK-BASED COMPENSATION
     As of September 30, 2009, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive

Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans.
     As of September 30, 2009 and December 31, 2008, all outstanding options were fully vested under both plans. There were 102,463 and 112,463 exercisable options under the plans as of September 30, 2009 and December 31, 2008, respectively.
     The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2008	128,463	$18.48	$2,377,316	5.4
Options granted	16,000	40.46
Options exercised	(26,000)	15.59

Balance at September 30, 2009	118,463	$22.08	$1,773,792	5.5

     As of September 30, 2009, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 157,500 shares were available for future grants under the Directors’ Plan.
     The following table summarizes information about stock options outstanding under both plans as of September 30, 2009:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$6.25 - $8.55	17,429	2.4	$8.41	17,429	$8.41
$10.025 - $15.625	39,034	2.7	14.06	39,034	14.06
$20.16 - $26.86	30,000	6.8	22.43	30,000	22.43
$37.525 - $40.455	32,000	9.3	38.99	16,000	37.53

Total	118,463	5.5	$22.08	102,463	$19.21

(1)	Average life remaining in years.
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

     In 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The Company did not have an active shareholder-approved employee equity plan at September 30, 2009. The Company has recorded a liability for these SARs of $360,000 and $162,000 as of September 30, 2009 and December 31, 2008, respectively, within the “Other long-term liabilities” caption in its Condensed Consolidated Balance Sheets. The fair value of the SARs was estimated using a Black-Scholes option pricing model and will require revaluation on a quarterly basis.
     The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $853,000 and $593,000 for the nine months ended September 30, 2009 and 2008, respectively.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2009	2008

Goodwill	$9,627	$17,092
Other intangible assets, net of accumulated amortization of $753 and $2,687, respectively	96	162

Goodwill and other intangible assets, net	$9,723	$17,254

     Goodwill was reduced by approximately $7.5 million as of September 30, 2009 due to the sale of Baker Energy. The reduction represents the carrying value of the legacy goodwill amounts related to Baker Energy. The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2009.
     As of September 30, 2009, the Company’s other intangible assets balance represented the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $753,000 as of September 30, 2009). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next three years. Amortization expense recorded on the other intangible assets balance was $66,000 and $85,000 for the nine months ended September 30, 2009 and 2008, respectively. The non-compete agreement (totaling $2.0 million, which was fully amortized as of September 30, 2009) from the Company’s 1998 purchase of Steen Production Services, Inc., was written off as part of the sale of Baker Energy.
     Estimated future amortization expense for other intangible assets as of September 30, 2009 is as follows (in thousands):

For the three months ending December 31, 2009	$20
Fiscal year 2010	40
Fiscal year 2011	34
Fiscal year 2012	2

Total	$96

10. SHAREHOLDERS’ INVESTMENT
     The following table presents the change in total shareholders’ investment for the nine months ended September 30, 2009.

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	interests	Total

Balance, December 31, 2008	$142,644	$272	$142,916

Net income	22,166	136	22,302
Dividend	—	(71)	(71)
Stock options exercised	405	—	405
Amortization of restricted stock	654	—	654
Investment in subsidiary by noncontrolling interest	—	151	151
Divestiture of subsidiaries with noncontrolling interest	—	127	127
Other comprehensive income:
Realization of accumulated foreign currency translation losses included in loss on sale of discontinued operations	2,174	(243)	1,931
Foreign currency translation adjustments	85	(3)	82

Total other comprehensive income	2,259	(246)	2,013

Balance, September 30, 2009	$168,128	$369	$168,497

11. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (as codified in ASC 105 (“ASC 105”)). ASC 105 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company has begun to use the new Codification when referring to GAAP in this interim report on Form 10-Q for the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (as codified in ASC 855, Subsequent Events (“ASC 855”)). ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 on June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (as codified in ASC 810, (“ASC 810”)). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires that both amounts are disclosed on the face of the Consolidated Statement of Income. On January 1, 2009, the Company applied the provisions of ASC 810 to its accounting for noncontrolling interests and its financial statement disclosures. The disclosure provisions of the standard have been applied to all periods presented in the accompanying condensed consolidated financial statements.

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
Discontinued Operations — Energy
     Our former Energy segment provided a full range of services for operating third-party oil and gas production facilities worldwide. For the past several years, our Board of Directors, in conjunction with management, had been considering strategic alternatives related to our former Energy business. During the third quarter, the Board of Directors made the determination to divest this business, and to reinvest the proceeds from the sale into our Engineering operations. The divestiture of substantially all of our former Energy subsidiaries was completed as of September 30, 2009. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying condensed consolidated financial statements.
Business Overview and Environment
     We provide engineering expertise for public and private sector clients worldwide. Our primary services include engineering design for the transportation, water and other civil infrastructure markets, architectural and environmental services, and construction management services for buildings and transportation projects. Our services include program management, design-build, construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the various engineering markets in which we compete.
     We have significantly increased our revenues from U.S. federal government contracting in the past several years and continue to view this as a growth market. Overall federal government spending continues to increase, including that for the, Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). The Department of Homeland Security’s Federal Emergency Management Agency (“FEMA”), awarded us an Indefinite-Delivery/Indefinite-Quantity (IDIQ) contract for Production and Technical Services (P&TS) for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”) on March 9, 2009. The resultant performance-based contract has a 60-month term with a 12-month base period and four, 12-month option periods with a maximum contract value of $600 million. In February 2009, the US Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects. We believe that we are positioned in all of our Engineering services lines to perform work that the Federal government, as well as state and local governments, are procuring as a result of this legislation. Key state and local clients for us, particularly in Transportation design and construction phase services, received funding as a result of the infrastructure stimulus package. The Company has benefitted from funding in this sector and continues to believe future benefit will be derived. ARRA has, in some respects, become a funding bridge since the current legislation for transportation — the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (SAFETEA-LU”) expired September 30, 2009. Short term extensions of federal transportation legislation commonly occur (two have already occurred for SAFETEA-LU) and cause transportation clients to defer long term commitments for major complex projects. So we believe ARRA has become an interim funding mechanism. We expect this situation to continue through 2010.
Contracts awarded during 2009 include:
•	BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, was awarded an IDIQ contract by FEMA for Production and Technical Services for FEMA’s Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million.

•	An approximately $60.0 million, indefinite delivery contract, which is for one year and may be extended by up to four additional years, was awarded by the U.S. Army Corps of Engineers (“USACE”) Transatlantic Programs Center (“TAC”) for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa.

•	A $10.8 million agreement with Alamo Regional Mobility Authority to provide engineering and environmental consulting services in Bexar County, Texas.

•	A $5.4 million contract to provide design services for the new $70 million Equipment Maintenance and Operations Center located in Rockville, Maryland for Montgomery County.

•	A $5.0 million, two-year agreement to provide construction management support and construction inspection services on 17 separate construction projects for the Pennsylvania Department of Transportation.

•	A $5.0 million engineering contract from Alaska’s Department on Natural Resources to evaluate alternatives for a pipeline system to deliver natural gas from the North Slope of Alaska to in-State Alaska projects; determine a valid pre-feasibility level estimate for the cost of gas transportation; determine a right-of-way, and evaluate associated construction and logistics requirements.

•	A $4.5 million contract with the U.S. Army Corps of Engineers (“USACE”), Norfolk District, to design the $90 million Training and Doctrine Command (TRADOC) headquarters facility at Fort Eustis, Virginia.

•	A $3.0 million, two-year contract with the Pennsylvania Department of Environmental Protection to provide general technical assistance services throughout the Commonwealth.
     Our five-year Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision to extend the ordering period for up to six months. While most of the previous services have been transitioned, we anticipate potential future modest authorizations to allow us to continue working on certain remaining portions of the previous services on a month-to-month basis. As of September 30, 2009, approximately $47 million is in our funded backlog related to this program, including authorization to continue a portion of previous services through September 2009. We do not anticipate realizing most of the remaining contract balance ($183 million at September 30, 2009); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to our current authorizations to continue through 2011.

     Our unconsolidated joint venture’s current Iraq IDIQ contract ended in September 2009, and it is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but we anticipate that it will be materially completed by September 2010. The Government has issued a Sources Sought notice for a follow-on contract for work in Iraq, for which the joint venture has expressed their intent to respond when the solicitation is released. Additionally, a similar Sources Sought notice for Afghanistan has been announced by the Government for which the joint venture has expressed their intent to respond when the solicitation is released. The solicitations for these new contract vehicles have not yet been published. These two contract vehicles are expected to increase and continue work efforts in Iraq initiated under the current IDIQ which ended in September 2009.
     Concurrent with the activities on the potential Iraq and Afghanistan IDIQs, efforts are also anticipated to accelerate on our TAC contract with funding increases to support Afghanistan.
Executive Overview
     Our revenues from continuing operations were $338.6 million for the nine months ended September 30, 2009, a 1% decrease from the $341.3 million reported for the same period in 2008. The decrease in revenue in our business for 2009 was primarily related a decrease in work performed on our FEMA contracts of approximately $19.1 million, offset by an increase in work performed for our unconsolidated joint venture operating in Iraq, an increase in work performed on certain federal and state projects, and increases on several existing transportation projects.
     Our earnings per diluted common share were $2.48 for the nine months ended September 30, 2009, compared to $2.94 per diluted common share reported for 2008. Income from continuing operations for the nine months ended September 30, 2009 was $18.7 million, compared to $20.6 million for 2008. These results were primarily driven by an increase in incentive compensation accruals based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. As of September 30, 2009, the year-to-date amount recorded for total incentive compensation was $7.9 million compared to $2.5 million as of September 30, 2008. This decrease in our income from continuing operations was partially offset by an increase in work and profitability improvements for our unconsolidated joint venture in Iraq and profitability improvements on certain federal and state projects. Income from discontinued operations related to our former Energy segment, including the loss on the sale, was $3.6 million for 2009, a decrease from $5.6 million for 2008. The decrease in net income from discontinued operations was primarily attributable to the loss on sale of approximately $5.1 million, pre tax, accruals recorded related to an assessment received for taxes of $1.8 million in one of our former international subsidiaries in 2009, and the write-off of a significant receivable during the third quarter of 2009 resulting in a charge of $6.0 million. These unfavorable impacts were partially offset by a significant tax benefit of $8.2 million that we were able to realize as the Company is now able to utilize foreign tax credits that were previously unavailable for use for U.S. federal income tax purposes coupled with the reversal of a $2.5 million reserve due to the settlement of a contract-related claim.
Results of Operations
Comparisons of the Three Months Ended September 30, 2009 and 2008
     In this three-month discussion, unless specified otherwise, all references to 2009 and 2008 relate to the three-month periods ended September 30, 2009 and 2008, respectively.

Revenues
     Our revenues totaled $110.2 million for 2009 compared to $119.2 million for 2008, reflecting a decrease of $9.0 million or 8%. The following table presents revenues by client type:

	For the three months ended September 30,
(Dollars in millions)	2009		2008

Revenues by client type
Federal government	$51.5	47%	$62.4	52%
State and local government	46.4	42%	45.9	39%
Domestic private industry	12.3	11%	10.9	9%

Total revenues	$110.2	100%	$119.2	100%

     The decrease in revenues for 2009 was primarily related to a net decrease in work performed on our FEMA contracts of $7.3 million and a decrease of $0.9 million in federal government work performed for our unconsolidated joint venture operating in Iraq, partially offset by an increase in total project incentive awards of $0.6 million as compared to 2008, and increases on several existing transportation projects.
     Total revenues from FEMA were $15 million and $22 million for 2009 and 2008, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. While we would anticipate activity to increase for the new FEMA Risk MAP Program in future periods, this program is not expected to completely replace the FEMA Map Mod Program revenue on a prospective basis. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $1.4 million and $0.8 million for 2009 and 2008, respectively.
Gross Profit
     Our gross profit totaled $22.2 million for 2009 compared to $23.8 million for 2008, reflecting a decrease of $1.6 million or 7%. Gross profit expressed as a percentage of revenues was 20.2% for 2009 compared to 20.0% for 2008. This decrease in gross profit was driven by an increase in incentive compensation accruals of $0.4 million based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008, partially offset by our margin improvement related to project mix compared to 2008.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.9% for 2009 compared to 24.6% for 2008, while subcontractor costs expressed as a percentage of revenues were 20.9% and 27.0% for 2009 and 2008, respectively. Expressed as a percentage of revenues, direct labor increased due to work performed for our unconsolidated joint venture operating in Iraq, while other project mix changes drove the decrease in subcontractor costs period over period.
Selling, General and Administrative Expenses (“SG&A”)
     Our SG&A expenses totaled $14.7 million for 2009 compared to $13.6 million for 2008, reflecting an increase of $1.1 million or 8%. This increase in SG&A was driven by an increase in Corporate overhead costs $0.9 million, driven in part by an increase in incentive compensation accruals. SG&A expenses expressed as a percentage of revenues increased to 13.4% for 2009 from 11.4% for 2008. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increases in incentive compensation accruals and Corporate overhead costs.

Other Income/(Expense)
     The “Other income/(expense)” aggregated to income of $3.4 million for 2009 compared to $1.1 million for 2008. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiary of $3.5 million for 2009 compared to $0.7 million for 2008. The increase in equity income from our unconsolidated subsidiary was primarily related to improved margins on extensions of work orders being performed by our unconsolidated joint venture operating in Iraq. Also included in “Other income/(expense)” is a minimal amount of interest income, interest expense, and currency-related gains and losses.
Income Taxes
     Our provisions for income taxes from continuing operations resulted in effective income tax rates of 36% and 39% for the three months ended September 30, 2009 and 2008, respectively (See discussion under the heading “Income Taxes” in the section entitled “Comparison of Nine Months Ended September 30, 2009 and 2008”).
Income from Discontinued Operations
     As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Income from discontinued operations was $0.4 million for 2009 as compared to $4.9 million in 2008, which represented a decrease of $4.5 million. These amounts are comprised as follows:

	For the three months
	ended September 30,
(In thousands)	2009	2008

(Loss)/income from discontinued operations before income tax (benefit)/provision and loss on sale	$(3,907)	$9,750

(Benefit)/provision for income taxes	(8,771)	4,850

Income from discontinued operations before loss on sale	4,864	4,900

Loss on sale of discontinued operations before income tax benefit	(5,072)	—
Benefit for income taxes	(563)	—

Loss on sale of discontinued operations, net of tax	(4,509)	—

Income from discontinued operations	$355	$4,900

     The loss on the sale of discontinued operations before income taxes was approximately $5.1 million, while the tax benefit related to the sale was approximately $0.6 million. Income from discontinued operations before income taxes was $9.8 million for 2008, as compared to a loss from discontinued operations before income taxes and loss on sale of $3.9 million for 2009. The tax benefit associated with the loss on discontinued operations in 2009 was approximately $8.8 million, as compared to a provision for income taxes for the income from discontinued operations of $4.9 million in 2008.
(Loss) Income from Discontinued Operations
     The Company recorded a loss from discontinued operations before income taxes of approximately $3.9 million for 2009 as compared to income from discontinued operations of $9.8 million for 2008. This represents a decrease as compared to the corresponding period of approximately $13.7 million. The primary drivers for the period-over-period change resulted from the write-off of a receivable of $6.0 million and accruals recorded related to an assessment received for taxes of $1.8 million in one of our former international subsidiaries in 2009. The 2008 income amount benefited by the recognition of a non-recurring project incentive award of $1.1 million from a former onshore managed services client, coupled with a decrease in SG&A expenses attributable to the reimbursement of restatement-related professional fees, net of costs incurred, totaling $2.2 million ($3.0 million of costs reimbursed through our insurance carrier less $0.8 million in costs for the third quarter 2008) and the favorable impacts of tax penalty and interest reductions of $1.6 million and $2.0 million, respectively. These impacts were partially offset by the recognition in 2009 of approximately $0.7 million in additional insurance reimbursement related to restatement related professional fees incurred in 2008.
     The income tax benefit attributable to discontinued operations was approximately $8.8 million in 2009, as compared to a provision for income taxes of approximately $4.9 million in 2008. Prior to the quarter ended September 30, 2009, we were in an overall foreign loss position for U.S. Federal income tax purposes, which precluded us from utilizing credits for taxes paid in foreign jurisdictions. However, as a result of generating sufficient foreign source income to offset our overall foreign loss, we may now utilize those tax credits. This resulted in the reversal of $6.5 million of deferred tax liabilities related to unremitted foreign source earnings, which are taxable for U.S. federal tax purposes, but can be offset if there are sufficient foreign tax credits that can be utilized. Additionally, we were able to record a benefit of approximately $2.0 million for foreign tax credits as well as the recognition of a deferred tax asset of $0.3 million related to additional credits that we have concluded will be able to be utilized in future periods. In 2008 the provision for income taxes includes the normal course provisions for income taxes during the year for our former Energy operations, including income taxes in our former international operations, some of which are based on a deemed profits tax which are assessed based on revenues.
Loss on Sale of Energy
     In conjunction with the sale of our Energy business on September 30, 2009, we recorded a loss of $5.1 million. This loss was the result of the recognition of transaction fees of approximately $2.2 million, the recognition of cumulative currency translation adjustments of approximately $2.2 million, and the deficiency between the net assets conveyed and the consideration received of approximately $0.6 million. The transaction fees were primarily comprised of investment banker fees of approximately $0.6 million, legal fees of approximately $0.3 million, and payments of approximately $1.3 million for an Energy management retention plan with the proceeds payable upon the sale of the business.
     The loss on the sale was offset by a tax benefit of approximately $0.6 million. The majority of the loss resulted in a capital loss carryforward of approximately $26.0 million for tax purposes, which has been fully reserved due to our inability to utilize it. Should we be able to generate capital gains within the five-year carryforward period that deferred tax asset may be utilized; however, our current projections do not forecast sufficient capital gains for the use of that asset.
Comparisons of the Nine Months Ended September 30, 2009 and 2008
     In this nine-month discussion, unless specified otherwise, all references to 2009 and 2008 relate to the nine-month periods ended September 30, 2009 and 2008, respectively.
Revenues
     Our revenues totaled $338.6 million for 2009 compared to $341.3 million for 2008, reflecting a decrease of $2.7 million or 1%. The following table presents revenues by client type:

	For the nine months ended September 30,
Revenues by client type	2009		2008
	(Dollars in millions)
Federal government	$169.3	50%	$177.3	52%
State and local government	134.7	40%	132.1	39%
Domestic private industry	34.6	10%	31.9	9%

Total revenues	$338.6	100%	$341.3	100%

     The decrease in our revenues was driven by the decrease in work performed on our FEMA contracts and a decrease in total project incentive awards of $0.6 million as compared to 2008, partially offset by an increase of $8.4 million in federal government work performed for our unconsolidated joint venture operating in Iraq and increases on several existing transportation projects.
     Total revenues from FEMA were $52 million and $71 million for 2009 and 2008, respectively, this decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. While we would anticipate activity to increase for the new FEMA Risk MAP Program in future periods, this program is not expected to completely replace the FEMA Map Mod Program revenue on a prospective basis. As a result of achieving certain performance levels on the FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $2.3 million and $2.9 million for 2009 and 2008, respectively.
Gross Profit
     Our gross profit totaled $67.6 million for 2009 compared to $68.5 million for 2008, reflecting a decrease of $0.9 million or 1%. Gross profit expressed as a percentage of revenues was 20.0% for 2009 compared to 20.1% for 2008. This decrease in gross profit was driven by an increase in incentive compensation accruals based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year. Also contributing to the decrease in gross profit for 2009 was a reduction in project incentive awards, partially offset by margin improvement related to project mix. Gross profit expressed as a percentage of revenues decreased slightly as a result of the aforementioned increase in incentive compensation accruals of $3.8 million and a $0.6 million reduction in project incentive awards, partially offset by an improved project mix.
     Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.5% for 2009 compared to 24.7% for 2008, while subcontractor costs expressed as a percentage of revenues were 21.8% and 27.2% for 2009 and 2008, respectively. Expressed as a percentage of revenues, direct labor increased due to work performed for our unconsolidated joint venture operating in Iraq, while other project mix changes drove the decrease in subcontractor costs period over period.
Selling, General and Administrative Expenses (“SG&A”)
     Our SG&A expenses totaled $44.0 million for 2009 compared to $37.5 million for 2008, reflecting a increase of $6.5 million or 17%. SG&A expenses increased period-over-period due to the increase in incentive compensation accruals of approximately $0.8 million based on our year-to-date achievement towards the plan targets established for 2009 as compared to a discretionary plan in 2008 under which incentive compensation was recognized primarily over the second half of the year and an increase in Corporate overhead costs. SG&A expenses expressed as a percentage of revenues increased to 13.0% in 2009 compared to 11.0% for 2008. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increase in incentive compensation accruals and an increase in Corporate overhead costs of $4.0 million, primarily related to incentive compensation accruals, stock-based compensation, and retention costs.
Other Income/(Expense)
     The “Other income/(expense)” aggregated to income of $6.5 million for 2009 compared to $2.9 million for 2008. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiary of $6.2 million for 2009 compared to $2.1 million for 2008. The increase in equity income from our unconsolidated subsidiary was primarily related to improved margins on extensions of work orders being performed by our unconsolidated joint venture operating in Iraq. Also included in “Other income/(expense)” is a minimal amount of interest income, interest expense, and currency-related gains and losses.
Income Taxes
     Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 39% for both the nine months ended September 30, 2009 and 2008.
     The variance between the U.S. federal statutory rate of 35% and our full-year forecasted effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes
Income from Discontinued Operations
     As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Income from discontinued operations was $3.6 million for 2009 as compared to $5.6 million in 2008, which represented a decrease of $2.0 million. These amounts are comprised as follows:

	For the nine months
	ended September 30,
(In thousands)	2009	2008

Income from discontinued operations before income tax (benefit)/provision and loss on sale	$3,323	$12,342

(Benefit)/provision for income taxes	(4,808)	6,693

Income from discontinued operations before loss on sale	8,131	5,649

Loss on sale of discontinued operations before income tax benefit	(5,072)	—
Benefit for income taxes	(563)	—

Loss on sale of discontinued operations, net of tax	(4,509)	—

Income from discontinued operations	$3,622	$5,649

Income from Discontinued Operations
     The Company recorded income from discontinued operations before income taxes of approximately $3.3 million for 2009 as compared to $12.3 million for 2008. This represents a decrease as compared to the corresponding period of approximately $9.0 million. The primary drivers for the period-over-period change resulted from the write-off of a receivable of $6.0 million and accruals recorded related to an assessment received for taxes of $1.8 million in one of our former international subsidiaries in 2009 partially offset by the favorable impact of the reversal of a $2.5 million reserve due to the settlement of a contract-related claim and the recognition of approximately $0.7 million in additional insurance reimbursement related to restatement related professional fees incurred in 2008. The 2008 income amount benefited by the recognition of a non-recurring project incentive award of $1.1 million from a former onshore managed services client in 2008, coupled with the favorable impacts of tax penalty and interest reductions of $1.6 million and $1.7 million, respectively.
     The income tax benefit attributable to discontinued operations was approximately $4.8 million in 2009, as compared to a provision for income taxes of approximately $6.7 million in 2008. Prior to the quarter ended September 30, 2009, we were in an overall foreign loss position for U.S. Federal income tax purposes, which precluded us from utilizing credits for taxes paid in foreign jurisdictions. However, as a result of generating sufficient foreign source income to offset our overall foreign loss, we have now concluded that we can utilize those tax credits. This resulted in the reversal of deferred tax liabilities for a net impact of $5.9 million related to unremitted foreign source earnings, which are taxable for U.S. federal tax purposes, but can be offset if there are sufficient foreign tax credits that can be utilized. Additionally, we were able to record a benefit of approximately $2.0 million for foreign tax credits as well as the recognition of a deferred tax asset of $0.3 million related to additional credits that we have concluded will be able to be utilized in future periods. These benefits were partially offset by the normal course provisions for income tax during 2009 for our former Energy operations. In 2008 the provision for income taxes includes the normal course provisions for income taxes during the year for our former Energy operations, including income taxes in our former international operations, some of which are based on a deemed profits tax which are assessed based on revenues.
Loss on Sale of Energy
     In conjunction with the sale of our Energy business on September 30, 2009, we recorded a loss of $5.1 million. This loss was the result of the recognition of transaction fees of approximately $2.2 million, the recognition of cumulative currency translation adjustments of approximately $2.2 million, and the deficiency between the net assets conveyed and the consideration received of approximately $0.6 million. The transaction fees were primarily comprised of investment banker fees of approximately $0.6 million, legal fees of approximately $0.3 million, and payments of approximately $1.3 million for an Energy management retention plan with the proceeds payable upon the sale of the business.
     The loss on the sale was offset by a tax benefit of approximately $0.6 million. The majority of the loss resulted in a capital loss carryforward of approximately $26.0 million for tax purposes, which has been fully reserved due to our inability to utilize it. Should we be able to generate capital gains within the five-year carryforward period that deferred tax asset may be utilized; however, our current projections do not forecast sufficient capital gains for the use of that asset.
Contract Backlog

	As of
	September 30,	December 31,
(In millions)	2009	2008

Funded	$437.7	$449.5
Unfunded	991.4	534.7

Total	$1,429.1	$984.2

     Of our total funded backlog at September 30, 2009, $235 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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
     In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of September 30, 2009, approximately $13 million is in our funded backlog and $583 million is in our unfunded backlog related to this program.
     As of September 30, 2009 and December 31, 2008, approximately $47 million and $68 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision to extend the ordering period for up to six months. While most of the previous services have already been transitioned, we anticipate potential future modest authorizations to allow us to continue working on certain remaining portions of the previous services on a month-to-month basis. We do not anticipate realizing most of the remaining contract balance ($183 million at September 30, 2009); as such this was removed from our unfunded backlog in 2009. We expect work and revenue related to authorizations prior to the end of the contract award period to continue through 2011.
     In 2009, we were awarded a contract by the USACE — TAC for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. We were one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (our portion was estimated at $60 million). Under this contract, we may be called upon to provide a full-range of design and construction management services. As of September 30, 2009, approximately $7 million is in our funded backlog and $51 million is in our unfunded backlog related to this contract.
Liquidity and Capital Resources
     We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations, and our available capacity under our Credit Agreement. At September 30, 2009 and December 31, 2008, we had $73.4 million and $49.1 million of cash and cash equivalents, respectively, and $147.4 million and $114.2 million in working capital, respectively. On September 30, 2009, the stock of Baker Energy was sold for gross proceeds of $47.2 million, consisting of $37.9 million at closing and an anticipated $9.3 million to be received under the net asset adjustment provision of the stock purchase agreement. Cash considerations from the closing were held by our attorneys in a trust account on September 30, 2009 and wired to the Company on October 1, 2009, while the Company anticipates receiving the cash related to the net asset adjustment approximately sixty days after the Energy sale closing date. Both the cash received at closing and the anticipated net asset adjustment are presented under the heading “Proceeds receivable — Energy sale” in the Company’s condensed consolidated balance sheet as of September 30, 2009. Our available capacity under our $60.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $50.6 million (84% availability) and $51.0 million (85% availability) at September 30, 2009 and December 31, 2008, respectively. Our current ratios were 2.40 to 1 and 1.84 to 1 at September 30, 2009 and December 31, 2008, respectively.

     Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of September 30, 2009 and December 31, 2008, $14.3 million and $17.6 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms. Due to the current economic recession, we anticipate that our customers’ inability to access capital could impact project activity for the remainder of 2009 and may impact certain clients’ ability to compensate us for our services.
Cash Provided by Operating Activities
     Cash provided by operating activities was $37.1 million and $23.1 million for nine months ended September 30, 2009 and 2008, respectively.
     Our cash provided by operating activities for 2009 resulted primarily from net income of $22.3 million, mainly as a result of our Engineering operation’s strong performance. Also favorably impacting our cash provided by operating activities was a decrease in our former Energy segment’s receivables balance. This increase was partially offset by the payment of incentive compensation accruals of $8.0 million in the first quarter of 2009 related to our 2008 operating performance.
     Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, decreased from 86 days at year-end 2008 to 74 days at September 30, 2009. This decrease is driven mainly by the decrease in our receivables as a result of improved collections.
Cash Used in Investing Activities
     Cash used in investing activities was $13.0 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in financing activities included approximately $7.8 million of cash conveyed to the buyer upon the sale of Energy. This cash related to our former Energy business’ international operations. This cash was reimbursed through the sale agreement net asset adjustment; however, as the proceeds of the anticipated net asset adjustment were not received prior to the balance sheet date, the cash conveyed to the buyer is reflected as an outflow for the period presented.
     Our other cash used in investing activities related to capital expenditures, with the majority of our 2009 additions pertaining to computer software purchases, office equipment and leasehold improvements related to office openings or relocations, and vehicles. Additionally, during the third quarter, we purchased an Optech Lynx Mobile LiDAR (Light Detection and Ranging) system which expands our offerings of advanced geospatial technology solutions within our engineering business related to surveying and mapping services. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.
Cash Used In/Provided by Financing Activities
     Our financing activities primarily related to proceeds from the exercise of stock options and payments on capital lease operations.

Credit Agreement
     Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of September 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $9.4 million and $9.0 million, respectively.
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
     Although only $9.4 million of our credit capacity was utilized under this facility as of September 30, 2009, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.
Financial Condition & Liquidity
     At September 30, 2009, we had $73.4 million of cash and cash equivalents. In response to the turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, the determination was made to maintain the majority of our domestic cash balances in money market funds that primarily hold short-term U.S. Treasury and government agency securities. As the global credit markets stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. To date, none of these institutions in which we hold our cash and money market funds have gone into bankruptcy or been forced into receivership, or have been taken over by their governments. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents will not fail, we currently believe that we will be able to readily access our funds when needed.
     We plan to utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses, and are specifically seeking to expand our Engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and intend to use both existing cash and the Credit Agreement to fund such endeavors. We also periodically review our business, and our service offerings within that business, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.

     On September 30, 2009, the stock of Baker Energy was sold for gross proceeds of $47.2 million, consisting of $37.9 million at closing and an anticipated $9.3 million to be received under the net asset adjustment provision of the stock purchase agreement. Cash considerations from the closing were held by our attorneys in a trust account on September 30, 2009 and wired to the Company on October 1, 2009, while we anticipate receiving the cash related to the net asset adjustment approximately sixty days after the Energy sale closing date. Both the cash received at closing and the anticipated net asset adjustment are presented under the heading “Proceeds receivable — Energy sale” in our accompanying condensed consolidated balance sheet as of September 30, 2009. We anticipate utilizing the proceeds realized from the divestiture in our Engineering operations, principally through strategic acquisitions of firms that would enhance our current service offerings or allow the Company to expand its operations geographically, most likely domestically, in order to continue to grow that business.
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
Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (as codified in ASC 105 (“ASC 105”)). ASC 105 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. ASC 105 is effective for interim and annual periods ending after September 15, 2009. We have begun to use the new Codification when referring to GAAP in this interim report on Form 10-Q for the quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (as codified in ASC 855, Subsequent Events (“ASC 855”)). ASC 855 incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of ASC 855 on June 30, 2009 and it did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (as codified in ASC 810, (“ASC 810”)). ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires that both amounts are disclosed on the face of the Consolidated Statement of Income. On January 1, 2009, we applied the provisions of ASC 810 to our accounting for noncontrolling interests and our financial statement disclosures. The disclosure provisions of the standard have been applied to all periods presented in our accompanying condensed consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Class Action Complaints. Subsequent to our February 2008 announcement of our intention to restate our financial statements for the first three quarters of 2007, four separate complaints were filed by holders of our common stock against us, as well as certain of our former officers, in the United States District Court for the Western District of Pennsylvania. The complaints in these lawsuits purport to have been made on behalf of a class of plaintiffs consisting of purchasers of our common stock between March 19, 2007 and February 22, 2008. The complaints alleged that we and certain of our former officers made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified compensatory damages, attorneys’ fees, and other fees and costs.
     In June 2008, all of the cases were consolidated into a single class action. The lead plaintiff was appointed during July 2008 and a consolidated amended complaint was filed on October 14, 2008. On December 15, 2008, we filed a Motion to Dismiss, along with a supporting memorandum and associated exhibits. In early January 2009, the parties agreed to mediate the case. During the mediation, the parties reached an agreement in principle to settle the case, subject to Court approval and notice to shareholders, for an amount which will be covered in full by our insurance. On May 14, 2009, the Court granted preliminary approval of the settlement and set a further hearing for final approval on September 11, 2009 following notice to and responses from class members. On September 11, 2009 with no objections having been filed, the Court granted final approval of the settlement concluding this matter.
Item 1A. Risk Factors.
     There were no material changes in the risk factors disclosed in our Form 10-K.
Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2009, and incorporated herein by reference.

4.1	Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: November 9, 2009
Michael J. Zugay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)