Form 10-K
period 2009-12-31
BAKER MICHAEL CORP
filed 2010-03-15
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2009

Commission file number 1-6627

Michael Baker Corporation
(Exact name of registrant as specified in its charter)

Pennsylvania	25-0927646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 269-6300
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $1 per share	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes          No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes          No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	Accelerated filer ✓ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company of the Act (as defined in Rule 12b-2 of the Act).
Yes          No   ✓

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2009 (the last business day of the Company’s most recently completed second fiscal quarter) was $328.2 million. This amount is based on the closing price of the Company’s Common Stock on the New York Stock Exchange Amex for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company’s 401(k) plan (f/k/a the Employee Stock Ownership Plan) are not included in the computation.

As of February 28, 2010, the Company had 8,907,298 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of Form 10-K into Which Document is Incorporated

Financial Section of Annual Report to Shareholders for the year ended December 31, 2009	I, II
Proxy Statement to be distributed in connection with the 2010 Annual Meeting of Shareholders	III

MICHAEL BAKER CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

General

In this Form 10-K, the terms “the Company,” “we,” “us,” or “our” refer to Michael Baker Corporation and its subsidiaries collectively. We were founded in 1940 and organized as a Pennsylvania corporation in 1946. Today, through our operating subsidiaries, we provide engineering design and related consulting services expertise for public and private sector clients worldwide. Our business is principally in the United States of America (“U.S.”).

Our primary markets include Aviation, Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities, Rail & Transit, Transportation and Water. Among the services the Company provides to clients in these markets are project and program management, design-build (for which we only provide the design portion of services), construction management and inspection, consulting, planning, surveying, mapping, geographic information systems, architectural, interior design, site planning and design, constructability reviews, site assessment and restoration, strategic regulatory analysis and compliance.

We have designed a wide range of projects, such as highways, bridges, airports, busways, corporate headquarters, data centers, correctional facilities and educational facilities. We also provide services in the water/wastewater, pipeline, emergency and consequence management, resource management, and telecommunications markets. Our business is susceptible to upward and downward fluctuations in federal and state government spending.

Our transportation services have benefited from the U.S. federal government’s SAFETEA-LU legislation in recent years and the American Recovery and Reinvestment Act of 2009 (Stimulus). Additionally, we have benefited from increased federal government spending in the Department of Defense (DoD) and the Department of Homeland Security (“DHS”), including FEMA, US-VISIT and the U.S. Coast Guard. We partner with construction contractors to pursue selected design-build contracts which continue to be a growing project delivery method within the transportation and civil infrastructure markets. We also perform work through an unconsolidated joint venture operating in Iraq.

According to the annual listings published in 2008 and 2009 by Engineering News-Record (“ENR”) magazine based on total engineering revenues for 2008, we ranked 41st among the top 500 U.S. design firms; 22nd among “pure design” firms; 11th in water and 11th in water supply; 14th among transportation design firms, including 20th in highways, and 9th in bridges; 26th among construction management-for-fee firms; 18th in pipelines (oil & gas); and 64th among environmental firms. According to Building Design & Construction’s report “2009 Giants: Top 300 AEC Firms” based on 2008 market revenues, we ranked 25th among the Engineers/Architects and 17th among Top 75 Government Design Firms.

Primary Markets/Services

Many of the ancillary services we offer are provided to the entire spectrum of markets we serve. These services include, but are not limited to, geographic information system, geotechnical engineering and design, services related to the National Environmental Policy Act (“NEPA”), project and program management, construction management and construction services, and general architectural and engineering consulting services. The listing below describes in more detail, services provided to the specific markets we serve.

Aviation:
•	Airfield Lighting, Signing, & Navigation Aide Systems	•	Master Planning & Airport Layout Plans
•	Airport Facilities Planning & Design	•	Roadway & Parking Facility Design
•	Deicing Facilities	•	Runway, Taxiway, & Apron Design
•	Environmental Planning & Design

Defense:
•	Conservation Conveyance	•	Installation/Site Restoration
•	Facilities Planning, Design & Support	•	Military Construction Program Support

Environmental:
•	Cultural Resources	•	Health, Safety & Environmental
•	Environmental Engineering, Permitting, Investigation	•	Multi-Media Compliance
	& Restoration	•	Natural Resources
•	Environmental Program Management	•	Petroleum Storage Tank Management
•	Environmental Risk Assessment

Facilities:
•	Architecture	•	Interior Design & Space Planning
•	Building Information Modeling (“BIM”)	•	Landscape Architecture
•	Computer Aided Facility Management	•	Maintenance Management Systems
•	Condition Assessments	•	Master Planning
•	Electrical & Mechanical Engineering	•	Site, Structural & Civil Engineering
•	Feasibility Studies	•	Sustainable Design
•	Fire Protection Engineering	•	Urban Design

Geospatial Information Technology:
•	Application Design & Development	•	Mobile LiDAR (“Light Detection And Ranging”) Data
•	Asset Management		Acquisition
•	Consulting	•	Surveying, Mapping, Data Acquisition & Processing
•	Data Access & Visualization	•	Statewide Broadband Mapping
•	Database Development	•	Staffing Support
•	Global Positioning System Services	•	Systems Integration

Homeland Security:
•	Damage Forecasting & Loss Estimation	•	Infrastructure Protection Planning & Design
•	Debris Management	•	Interagency Coordination & Public Outreach
•	Emergency Operations/Response Planning	•	Logistics
•	Evacuation & Sheltering Plans	•	Resource Inventories
•	Hazard Mitigation Planning	•	Risk-Based Strategic Planning
•	Homeland Security Asset Management	•	Security, Threat, Vulnerability, & Risk Assessments
•	Infrastructure Damage Assessments	•	Training & Exercises

Municipal & Civil:
•	Environmental Engineering Compliance Hydrologic &	•	Surface & Deep Mining Permitting & Reclamation
	Hydraulic Models & Studies	•	Water/Wastewater Conveyance & Treatment
•	Municipal Infrastructure Engineering
•	Site Development Plans & Permitting

Pipelines & Utilities:
•	Cold Region Engineering	•	Pipeline Design and Hydraulic Analysis
•	Competency Based Training	•	Route Alignment and Feasibility Studies
•	Failure Investigation and Analysis	•	Telecommunications Studies, Design & Inspection
•	Oil & Gas Pipeline Services	•	Trans-Ocean Submarine Cable Services
•	Operations Engineering	•	Wireless Communications Services
•	Outside Plant Services

Rail & Transit (Public Transit, High Speed Rail, Passenger Rail, Freight Rail):
•	Architecture & Facilities Infrastructure Design	•	Planning
•	Environmental	•	Pre-Project Consulting
•	Engineering Design	•	Rail Systems Engineering
•	Fleet & Vehicles	•	Value Engineering
Transportation:
•	Bike & Pedestrian	•	Intelligent Transportation Systems
•	Bridge Design	•	Planning
•	Bridge Inspection & Training	•	Public Involvement
•	Cost Estimation	•	Software Development
•	Ecosystem Restoration	•	Toll Roads Traffic Planning, Design, & Analysis
•	Highway Design
Water:
•	Flood Control	•	Stormwater Management
•	Flood Insurance Rate Maps & Studies	•	Stream Stabilization/Restoration
•	Floodplain Delineation & Studies	•	Water Quality & TMDL Services
•	Floodplain Management & River Engineering	•	Water Resources Planning & Asset Management
•	Hydrologic and Hydraulic Modeling	•	Watershed Management
•	Source Water Supply & Protection	•	Wetlands

Discontinued Operations — Energy

Our former Energy segment provided a full range of services for operating third-party oil and gas production facilities worldwide. For the past several years, our Board of Directors, in conjunction with management, had been considering strategic alternatives related to our former Energy business. During the third quarter of 2009, the Board of Directors made the determination to divest this business, and to reinvest the proceeds from the sale into our engineering operations. The divestiture of substantially all of our former Energy subsidiaries was completed as of September 30, 2009. Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The data presented in this Form 10-K excludes and gives effect to the disposition of the stock owned by Michael Baker Corporation in Baker/MO Services, Inc., Michael Baker Global, Inc., Baker O&M International, Ltd., Baker Energy de Venezuela, C.A., Overseas Technical Services International, Ltd., Baker OTS International, Inc., SD Forty Five, Ltd., OTS Finance and Management, Ltd., and their respective subsidiaries (“Baker Energy”) as well as B.E.S. The results of Baker Energy and B.E.S. are representative of their results through their respective sale dates.

Strategy

Our strategy is based on four concepts — growth, profitability, innovation, and sustainability.

Growth — We seek to grow both organically and through strategic acquisitions. Organically, we will grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities, primarily in the United States. For example, we have begun to expand beyond the Departments of Defense and Homeland Security and are now providing services to other federal departments and agencies such as the Departments of Energy and State. Furthermore, we will seek to provide additional and related services to existing clients; for example, offering construction management services to a State Department of Transportation for which we are currently providing only design services. With regard to acquisitions, we will seek opportunities that expand our skill sets and/or our geographical presence in our core business.

Profitability — We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients. This strategy is evident in our current mix of contracts. We will also be pursuing projects that utilize alternative delivery methods, such as design-build, which traditionally carry a higher margin as well as performance incentives.

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

Sustainability — We are aggressively incorporating long-term environmental, social and economic goals into our daily activities and culture to achieve improved efficiencies, performance and prosperity. As such, we are working methodically to build the appropriate tools and applications to help us succeed in this endeavor and to better serve our clients and the communities where we live and work.

Domestic and Foreign Operations

For the years ended December 31, 2009, 2008 and 2007, our percentages of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 90%, 92% and 95%, respectively. The majority of our domestic revenues comprises engineering work performed in the mid-Atlantic region of the U.S.

Contract Backlog

	As of December 31,
(In millions)	2009	2008

Funded	$461.3	$449.5
Unfunded	963.9	534.7

Total	$1,425.2	$984.2

Of our total funded backlog as of December 31, 2009, $293 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

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

In March 2009, BakerAECOM, LLC, a Delaware limited liability company of which we are the managing member, was informed by FEMA that it has been awarded an IDIQ contract for the FEMA Risk Mapping, Analysis and Planning Program, which is intended to be the successor to the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”). The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of December 31, 2009, approximately $34 million is in our funded backlog and $555 million is in our unfunded backlog related to this program.

As of December 31, 2009 and 2008, approximately $40 million and $68 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision to extend the ordering period through September 2010. We do not anticipate realizing most of the remaining unfunded contract balance ($183 million as of December 31, 2009); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to our current authorizations to continue through 2010.

In 2009, we were awarded a contract by the USACE — TAC for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. We were one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (our portion was estimated at $60 million). Under this contract, we may be called upon to provide a full-range of design and construction management services. As of December 31, 2009, approximately $3 million is in our funded backlog and $49 million is in our unfunded backlog related to this contract

Significant Customers

Contracts with various branches, departments and agencies of the U.S. federal government accounted for 49%, 52% and 49% of our total contract revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Our contracts with FEMA accounted for approximately 15%, 20% and 24% of our revenues in 2009, 2008 and 2007, respectively.

Competitive Conditions

Our business is highly competitive with respect to all principal services we offer. We compete with numerous public and private firms that provide some or all of the services that we provide. Our competitors range from large national and international architectural, engineering and construction services firms to a vast number of smaller, more localized firms. Our competitors vary based on the type of the services being proposed.

The competitive conditions in our businesses relate to the nature of the contracts being pursued. Public-sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractors’ qualifications and experience. We employ cost estimating, scheduling and other techniques for the preparation of these competitive bids. Private-sector contractors compete primarily on the basis of qualifications, quality of performance and price of services. Most private and public-sector contracts for professional services are awarded on a negotiated basis.

We believe that the principal competitive factors in the areas of services we offer are quality of service, reputation, experience, technical proficiency, local geographic presence and cost of service. We believe that we are well positioned to compete effectively by emphasizing the quality of services we offer and our widely known reputation in providing professional engineering services. We are also dependent upon the availability of staff and our ability to recruit qualified employees.

Seasonality

Based upon our experience, our total contract revenues and income from operations have historically been slightly lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact our performance of construction management services.

Personnel

As of December 31, 2009, we had 2,437 total employees, of which our operations had 2,369 employees and our corporate staff included 68 employees. Of our total employees, 2,135 were full-time and 302 were part-time. We believe that our relations with employees are good.

Executive Officers

The following represents a listing of our executive officers as of February 28, 2010:

Bradley L. Mallory — Age 57; President and Chief Executive Officer of Michael Baker Corporation since February 2008. Formerly Chief Operating Officer of Michael Baker Corporation from October 2007 to February 2008; President of Michael Baker Jr., Inc. from November 2003 to October 2007; Senior Vice President of Michael Baker Jr., Inc. from March 2003 to October 2003; and Secretary of Transportation of the Commonwealth of Pennsylvania from 1995 to 2003.

Michael J. Zugay — Age 58:  Joined Michael Baker Corporation in February 2009 and has served as Executive Vice President and Chief Financial Officer since April 2009. Prior to joining Michael Baker Corporation, Mr. Zugay was Senior Vice President, Chief Financial Officer and Corporate Secretary of iGate Corporation from April 2001 to March 2008 and held various other positions at iGate from March 1995 to April 2001. Prior to that he served as President and CEO of Bliss-Salem, Inc.

H. James McKnight — Age 65; Executive Vice President, Chief Legal Officer and Corporate Secretary since June 2000. Mr. McKnight has been employed by us since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Joseph R. Beck — Age 65; Senior Vice President of Corporate Development since September 2008 and Director of Corporate Development since March 2008. Mr. Beck joined Michael Baker Corporation as an Operations Manager in June 2004. Prior to joining Michael Baker Corporation, Mr. Beck was a Senior Vice President with The IT Group from 1994 to 2002 and was a private consultant and an adjunct professor at the University of Pittsburgh from 2002 to 2004.

David G. Greenwood — Age 58; Executive Vice President — Marketing, since April 2005. Mr. Greenwood previously served in various operational and marketing capacities with us since 1973, including Vice President and Senior Vice President of Michael Baker Jr., Inc. from 1994 to April 2005.

David G. Higie — Age 53; Vice President of Corporate Communications and Investor Relations for Michael Baker Corporation since 2006. Mr. Higie joined Michael Baker Corporation in 1996 as Director of Corporate Communications.

James M. Kempton — Age 35; Vice President and Corporate Controller of Michael Baker Corporation since December 2008, Treasurer since April 2009 and Assistant Corporate Controller from January 2007 through November 2008. Mr. Kempton was previously employed with Ernst and Young from 1997 to 2007 in various positions, including Senior Manager in the Assurance and Advisory Business Services practice.

Samuel C. Knoch — Age 53; Vice President and Chief Risk Officer since March 2009. Prior to joining Michael Baker Corporation, Mr. Knoch was Chief Financial Officer from August 1996 to October 2008 and Treasurer from April 1997 to October 2008 at Tollgrade Communications, Inc. Prior to that appointment, he served as Corporate Controller and Director of Internal Audit at Amsco International, Inc. from July 1993 to August 1996.

G. John Kurgan — Age 60; Executive Vice President since 2007. Mr. Kurgan was previously a Senior Vice President of Michael Baker Jr., Inc. from 1995 to 2007. Mr. Kurgan has held various positions since joining Michael Baker Jr., Inc. in 1974.

Edward L. Wiley — Age 66; Executive Vice President since 2005. Mr. Wiley has also served as an Executive Vice President of Michael Baker Jr., Inc. Mr. Wiley has held various positions since joining Michael Baker Jr., Inc. in 1965.

Michael J. Ziemianski — Age 52; Vice President and Chief Resource Officer since June 2008. Mr. Ziemianski joined Michael Baker Corporation in 2006 as Manager of Corporate Recruiting. Prior to joining Michael Baker Corporation, Mr. Ziemianski was Director of Human Resources at Rapidigm Inc. from 2001 to 2006.

Our executive officers serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

Available Information

Our Internet website address is www.mbakercorp.com. We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). We make these reports available on our website free of charge. These reports and any amendments to them are also available at the SEC’s website, www.sec.gov. We also post press releases, earnings releases, the Code of Ethics for Senior Officers, the Code of Business Conduct, the Statement of Policy with Respect to Related Party Transactions and the Charters related to the Governance and Nominating Committee, Audit Committee, Environmental, Health, Safety and Compliance Committee and Compensation Committee to our website. The information contained on our website is not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended.

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

Changes and fluctuations in the government’s spending priorities could materially affect our future revenue and growth prospects.

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

Demand for our services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time to time that may decrease our clients’ ability to obtain financing and could cause delays or failures to pay our fees as a result.

The current economic environment may impact our customers’ access to capital and as a result may impact our cash flow and profitability. Due to the current economic environment, we anticipate that our customers’ ability to access capital could impact project activity in 2010 and may impact certain clients’ ability to compensate us for our services. Those outcomes could have a significant impact on our cash flows and may impact our profitability in future periods.

Our ability to recruit, train, and retain professional personnel of the highest quality is a competitive advantage. Our future inability to do so would adversely affect our competitiveness.

Our contract obligations in our markets are performed by our staff of well-qualified engineers, technical professionals, and management personnel. Our future growth potential requires the effective recruiting, training, and retention of these employees. Our inability to retain these well-qualified personnel and recruit additional well-qualified personnel would adversely affect our business performance and limit our ability to perform new contracts.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. Recently, more of our business is being conducted on a fixed price basis. Under our fixed-price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under our time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

Due to the nature of the work we perform to complete our contracts, we are subject to potential liability claims and contract disputes.

Our contracts often involve projects where design, construction or systems failures, or accidents, could result in substantially large or punitive damages for which we could have liability. Our practice involves professional judgments regarding the planning, design, development, construction, operations and management of facilities and public infrastructure projects. Although we have adopted a range of insurance, risk management, safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

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

We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time or debarred.

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

We have increased our contract activity with the U.S. federal, state and local governments in recent years. We compete for and win a number of these contracts based on application of a quality based standard. Our ability to earn revenues from our existing and future government projects will depend upon the continuation of these quality based selection standards as well as the availability of funding by our served and targeted government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

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

Employee, partner, joint venture, or subcontractor misconduct or our overall failure to comply with laws or regulations could weaken our ability to win contracts, which could result in reduced revenues and profits.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, we regularly provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to procure future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective, and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearance, and suspension or debarment from contracting, which could weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition, and results of operations.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. In addition, our insurance policies contain exclusions that insurance providers may use to deny us insurance coverage. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

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

Our international operations are subject to unique risks. These risks can include: potentially dynamic social, political and economic environments; civil disturbances, unrest, or violence including terrorism associated with operating in a war zone; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges. Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects. Additionally, there may be limitations on our ability to repatriate foreign earnings in certain jurisdictions. We also could be subject to exposure to liability due to the Foreign Corrupt Practices Act.

Our goodwill or other intangible assets could become impaired and result in a material reduction in our profits.

We have made acquisitions which have resulted in the recording of goodwill and intangible assets within our organization, and we plan to make additional acquisitions going forward. Our goodwill balance is evaluated for potential impairment during the second quarter of each year and in certain other circumstances. The evaluation of impairment involves comparing the current fair value of the business to the recorded value, including goodwill. To determine the fair value of the business, we utilize both the “Income Approach,” which is based on estimates of future net cash flows and the “Market Approach,” which observes transactional evidence involving similar businesses. If these assets become impaired, a material write-off in the required amount could lead to reductions in our profits.

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

We are self-insured or carry deductibles for most of our insurance coverages, including certain insurance programs related to discontinued businesses. Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.

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

Our business strategy is to grow the business both organically and through acquisitions. This strategy of growth may subject us to certain risks and uncertainties.

As part of our strategy, we seek to grow both organically and through strategic acquisitions. Our organic initiatives may involve entering new markets where we currently do not have a presence. Risks associated with achieving our organic growth objectives include higher than anticipated levels of competition, incorrect assumptions about the timing of market development and size, and the relative experience levels of key company personnel involved in the development of new markets on the our behalf. Acquisitions also present a myriad of risks, including failure to realize anticipated synergies, difficulties with the integration of the acquired business and/or with the retention of key management personnel from the acquired company, cultural differences with the acquired company, significant transaction costs associated with the purchase and assimilation of the business, the risk of subjecting our company to unknown liabilities associated with the acquired business, and the potential impairment of goodwill associated with the transaction. In addition, there is a risk that we may not be able to identify suitable targets at appropriate valuations that will enable us to execute on our growth strategy. Furthermore, the current credit markets may impact our ability to finance certain opportunities or may unfavorably impact the cost of capital in such a transaction. Also, as part of executing an acquisition, we may utilize equity in the Company to partially fund the transaction, which could dilute share ownership. In the event we use our cash or borrowings under our Credit Agreement as consideration for certain acquisitions we may make, we could significantly reduce our liquidity.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our headquarters office is located in Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our corporate and operations staff. We primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, we also have leased office space totaling approximately 448,000 square feet in the U.S. as of December 31, 2009, which includes a major leased office in Alexandria, VA. These leases expire at various dates through the year 2018.

We also own a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 177 acres. We believe that our current facilities will be adequate for the operation of our business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.

Item 3.	LEGAL PROCEEDINGS.

We have been named as a defendant or co-defendant in legal proceedings wherein damages are claimed. Such proceedings are not uncommon to our business. We believe that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or annual results of operations or cash flows. We currently have no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 4.	RESERVED.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Information relating to the market for our Common Stock and other matters related to the holders thereof is set forth in the “Supplemental Financial Information” section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Holders

As of February 28, 2010, we had 996 holders of our Common Stock.

Dividends

Our present policy is to retain any earnings to fund our operations and growth. We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future. Our Credit Agreement with our banks places certain limitations on dividend payments.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2009.

Purchases of Equity Securities

Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2009.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the Common Stock of Michael Baker Corporation, (2) the Russell 2000 Index, (3) our old peer group (consisting of URS Corporation and Tetra Tech, Inc.), and (4) our new peer group (consisting of AECOM Technology Corp., Hill International, Inc., Jacobs Engineering Group Inc., Stantec Inc. and URS Corp.). The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented.

As a result of the sale of our Energy business we updated our peer group for the performance graph to reflect a more accurate representation of our engineering only business.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Michael Baker Corporation, The Russell 2000 Index,
An Old Peer Group And A New Peer Group

Item 6.	SELECTED FINANCIAL DATA.

A summary of selected financial data for the five years ended December 31, 2009 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

As of December 31, 2009, we had highly liquid investments included in our cash and cash equivalents and municipal bonds (“variable-rate investments”), which totaled $105.3 million and $2.2 million, respectively, as of December 31, 2009. The majority of the Company’s cash and cash equivalents were held in money market funds as of December 31, 2009. Our Credit Agreement provides for a commitment of $60 million through October 1, 2011. As of December 31, 2009, there were no borrowings (“variable-rate debt”) outstanding under the Credit Agreement. Based on the amounts of our investments and borrowings, we have no material exposure to interest rate risk.

Based on the nature of our business, we have no direct exposure to commodity price risk. We have no material exposure to foreign currency exchange rate risk and no foreign currency exchange contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of December 31, 2009 and 2008 and for the three years ended December 31, 2009, together with the report thereon of our independent registered public accounting firm (Deloitte & Touche LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the report thereon, and the supplementary financial information are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Michael Baker Corporation

We have audited the internal control over financial reporting of Michael Baker Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2010

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2010 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in Part I of this Form 10-K under the caption “Executive Officers.” This information is incorporated herein by reference.

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

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2010 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 403 of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2010 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about equity awards under our equity compensation plans and arrangements in the aggregate:

(c)
Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	104,463	$22.87	131,000
Equity compensation plans not approved by shareholders	—	—	—

Total	104,463	$22.87	131,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Items 404 and 407(a) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2010 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 9(e) of Schedule 14A appears in our definitive Proxy Statement, which will be distributed in connection with the 2010 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

(a)(2)	Financial statement schedule for the year ended December 31, 2009:

Schedule II — Valuation and Qualifying Accounts

(In thousands)		Additions Charged to
	Beginning			Other				Ending
Description	Balance	Expense		Accounts		Deductions		Balance

For the year ended December 31, 2009:
Income tax valuation allowance	$5,085	$10,518	(1)	$(3,007	)(2)	$(1,138	)(3)	$11,458
Nigerian prepaid tax allowance	1,669	—		(1,669	)(2)	—		—
Allowance for doubtful accounts	2,765	6,761	(4)	(703	)(2)	(8,100	)(5)	723

For the year ended December 31, 2008:
Income tax valuation allowance	$6,245	$—		$—		$(1,160	)(3)	$5,085
Nigerian prepaid tax allowance	1,799	152	(6)	—		(282	)(7)	1,669
Allowance for doubtful accounts	1,463	3,436	(4)	—		(2,134	)(5)	2,765

For the year ended December 31, 2007:
Income tax valuation allowance	$7,792	$—		$—		$(1,547	)(3)	$6,245
Nigerian prepaid tax allowance	2,173	505	(6)	—		(879	)(7)	1,799
Allowance for doubtful accounts	767	1,272	(4)	—		(576	)(5)	1,463

(1)	Relates to valuation allowances for capital losses totaling approximately $9.0 million and foreign tax credits totaling approximately $1.5 million.

(2)	Primarily relates to reserves that were included in the net assets that were part of the sale of our Energy business.

(3)	Relates to a reduction in federal, state, and foreign net operating losses and related valuation allowances.

(4)	The expense primarily reflects accounts receivable balances reserved during the year. Accounts receivable balances related to Storm Cat Energy, a customer of our former Energy business, accounted for $6.0 million and $1.6 million of the expense for the years ended December 31, 2009 and 2008, respectively.

(5)	The deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed. The Storm Cat reserves totaling $7.6 million were written off in the third quarter of 2009 and are presented as a reduction.

(6)	Relates to the inability to realize Nigerian prepaid income tax assets.

(7)	The deduction amount primarily reflects recoveries of prepaid tax amounts previously expensed.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Financial Statement Schedule for the years ended December 31, 2009 and 2008 (included as Exhibit 99.3 to this Form 10-K).

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are included herewith as a part of this Report:

Exhibit No.		Description

3.1		Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
3.2		By-laws, as amended, filed as Exhibit 3.1 to our Report on Form 8-K dated October 29, 2009, and incorporated herein by reference.
4.1		Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.
10.1		2009 Incentive Compensation Plan (attachments excluded), filed herewith.*
10.2		Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*
10	.2(a)	First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*
10	.2(b)	Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*
10	.2(c)	Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*
10	.2(d)	Fourth Amendment to Consulting Agreement effective April 26, 2007, by and between us and Richard L. Shaw, filed as Exhibit 10.2(d) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*
10	.2(e)	Fifth Amendment to Consulting Agreement effective April 26, 2008, by and between us and Richard L. Shaw, filed as Exhibit 10.2(e) to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.*
10	.2(f)	Sixth Amendment to Consulting Agreement effective April 26, 2009, by and between us and Richard L. Shaw, filed as Exhibit 10.2 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.*
10	.2(g)	Seventh Amendment to Consulting Agreement effective April 26, 2010, by and between us and Richard L. Shaw, filed herewith.*
10.3		First Amended and Restated Loan Agreement dated September 17, 2004, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.4(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.
10	.3(a)	First Amendment to the First Amended and Restated Loan Agreement dated September 1, 2007, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.
10	.3(b)	Second Amendment to the First Amended and Restated Loan Agreement dated September 25, 2009, by and between us and Citizens Bank of Pennsylvania, PNC Bank, National Association and Fifth Third Bank, filed herewith.
10.4		1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

Exhibit No.		Description

10.5		1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement with respect to our 1996 Annual Meeting of Shareholders, and incorporated herein by reference.*
10	.5(a)	Amendment to the 1996 Nonemployee Directors’ Stock Incentive Plan, filed as Appendix B to our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders, and incorporated herein by reference.*
10.6		Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.
10	.6(a)	Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.7		Employment Agreement between us and Bradley L. Mallory, dated June 17, 2008, filed as Exhibit 10.1 to our Report on Form 8-K dated June 17, 2008, and incorporated herein by reference.*
10.8		Form of Employment Continuation Agreement between Joseph R. Beck, David J. Greenwood, David G. Higie, James M. Kempton, Samuel C. Knoch, G. John Kurgan, Bradley L. Mallory, H. James McKnight, Edward L. Wiley, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.1 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.*
10.9		Share Purchase Agreement, dated as of September 30, 2009, by and among Michael Baker Corporation, Baker Holding Corporation, Baker OTS, Inc., Michael Baker International, Inc., Wood Group E.&P.F. Holdings, Inc., Wood Group Holdings (International) Limited and Wood Group Engineering and Operations Support Limited, filed as Exhibit 10.1 to our Report on Form 8-K dated September 30, 2009, and incorporated herein by reference.
13.1		Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2009.
21.1		Subsidiaries, filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm (Schneider Downs & Co., Inc.), filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Audited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2009, filed herewith.
99.2		Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the years ended December 31, 2008 and 2007, filed herewith.
99.3		Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on financial statement schedule for the years ended December 31, 2009, 2008 and 2007, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION

Dated: March 15, 2010	By:	/s/ Bradley L. Mallory Bradley L. Mallory President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities indicated as of March 15, 2010:

Signature	Title

/s/ Bradley L. Mallory Bradley L. Mallory	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Zugay Michael J. Zugay	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James M. Kempton James M. Kempton	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

/s/ Richard L. Shaw Richard L. Shaw	Chairman of the Board

/s/ Robert N. Bontempo Robert N. Bontempo	Director

/s/ Nicholas P. Constantakis Nicholas P. Constantakis	Director

/s/ Robert H. Foglesong Robert H. Foglesong	Director

/s/ Mark E. Kaplan Mark E. Kaplan	Director

/s/ John E. Murray, Jr. John E. Murray, Jr.	Director

/s/ Pamela S. Pierce Pamela S. Pierce	Director

/s/ David N. Wormley David N. Wormley	Director