Form 10-Q
period 2010-03-31
BAKER MICHAEL CORP
filed 2010-05-06
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2010:

Common Stock	8,907,298 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2010	2009

Revenues	$111,660	$115,084
Cost of work performed	90,141	92,401

Gross profit	21,519	22,683
Selling, general and administrative expenses	14,599	13,436

Operating income	6,920	9,247
Other income/(expense):
Equity income from unconsolidated subsidiary	669	946
Interest income	74	39
Interest expense	(8)	(6)
Other, net	10	63

Income before noncontrolling interests and income taxes	7,665	10,289
Less: Income attributable to noncontrolling interests	(286)	—

Income before income taxes	7,379	10,289
Provision for income taxes	2,766	4,013

Net income from continuing operations attributable to Michael Baker Corporation	4,613	6,276
(Loss)/income from discontinued operations, net of tax	(628)	1,614
Less: Net income attributable to noncontrolling interests	—	(51)

Net (income)/loss from discontinued operations attributable to Michael Baker Corporation	(628)	1,563

Net income attributable to Michael Baker Corporation	3,985	7,839

Other comprehensive income/(loss)
Unrealized loss on available for sale securities	(19)	—
Foreign currency translation adjustments	—	(457)
Less: Foreign currency translation attributable to noncontrolling interests with reclassification adjustments	—	115

Comprehensive income attributable to Michael Baker Corporation	$3,966	$7,497

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.52	$0.71
Diluted E.P.S. — Continuing operations	0.52	0.70
Basic E.P.S. — Net income	0.45	0.89
Diluted E.P.S. — Net income	$0.45	$0.88

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	March 31,	December 31,
(In thousands, except share amounts)	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$105,126	$105,259
Short term investments	2,750	2,500
Available for sale securities	12,341	2,155
Proceeds receivable — Energy sale	—	9,965
Receivables, net of allowances of $629 and $723, respectively	72,196	76,455
Unbilled revenues on contracts in progress	54,824	49,605
Prepaid expenses and other	5,947	5,407

Total current assets	253,184	251,346

Property, Plant and Equipment, net	13,638	12,578
Other Long-term Assets
Goodwill	9,626	9,626
Other intangible assets, net	66	76
Other long-term assets	6,180	5,218

Total other long-term assets	15,872	14,920

Total assets	$282,694	$278,844

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$33,229	$31,948
Accrued employee compensation	19,298	23,000
Accrued insurance	10,512	9,576
Billings in excess of revenues on contracts in progress	17,390	19,102
Deferred income tax liability	3,958	3,958
Income taxes payable	2,780	1,355
Other accrued expenses	8,492	8,050

Total current liabilities	95,659	96,989

Long-term Liabilities
Deferred income tax liability	331	346
Other long-term liabilities	8,595	7,769

Total liabilities	104,585	105,104

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,402,835	9,403	9,403
Additional paid-in capital	50,106	49,989
Retained earnings	123,120	119,135
Accumulated other comprehensive loss	(352)	(333)
Less - 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	177,516	173,433
Noncontrolling interests	593	307

Total shareholders’ investment	178,109	173,740

Total liabilities and shareholders’ investment	$282,694	$278,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the three months
	ended March 31,
(In thousands)	2010	2009

Cash Flows from Operating Activities
Net income	$4,271	$7,890
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	628	(1,614)
Depreciation and amortization	1,028	1,348
Changes in assets and liabilities:
Decrease in receivables	2,326	5,227
Increase in unbilled revenues and billings in excess, net	(6,932)	(4,371)
(Increase)/decrease in other net assets	(1,459)	5,404
Increase/(decrease) in accounts payable	1,193	(2,023)
Increase/(decrease) in accrued expenses	1,267	(9,038)

Net cash provided by continuing operations	2,322	2,823

Net cash provided by discontinued operations	201	7,011

Net cash provided by operating activities	2,523	9,834

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,140)	(1,170)
Purchase of short-term investments	(250)	—
Purchase of available-for-sale securities	(10,186)	—

Net cash used in continuing operations	(12,576)	(1,170)

Net cash provided by/(used in) discontinued operations	9,965	(315)

Net cash used in investing activities	(2,611)	(1,485)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	—	81
Payments on capital lease obligations	(45)	(104)

Net cash used in financing activities	(45)	(23)

Net (decrease)/increase in cash and cash equivalents	(133)	8,326
Cash and cash equivalents, beginning of period	105,259	49,050

Cash and cash equivalents, end of period	$105,126	$57,376

Supplemental Disclosures of Cash Flow Data
Interest paid	8	12
Income taxes paid	1,226	2,258

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Michael Baker Corporation (the “Company”) was founded in 1940 and organized as a Pennsylvania corporation in 1946. Currently, through its operating subsidiaries, the Company provides engineering expertise for public and private sector clients worldwide. The Company’s Transportation and Federal business segments provide a variety of services to the Company’s markets. The Transportation segment provides services for Transportation, Aviation, and Rail & Transit markets and the Federal segment provides services for Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 (the “Form 10-K”).
The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010.
On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of the dispositions, the results of the Company’s former Energy segment have been reclassified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

3. EARNINGS PER COMMON SHARE
The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months
	ended March 31,
(In thousands)	2010	2009

Net income from continuing operations attributable to Michael Baker Corporation	$4,613	$6,276
Net (loss)/income from discontinued operations attributable to Michael Baker Corporation	(628)	1,563

Net income attributable to Michael Baker Corporation	$3,985	$7,839

Basic:
Weighted average shares outstanding	8,883	8,839
Earnings/(loss) per share:
Continuing operations	$0.52	$0.71
Discontinued operations	(0.07)	0.18

Total	$0.45	$0.89

Diluted:
Effect of dilutive securities - Stock options and restricted shares	66	80
Weighted average shares outstanding	8,949	8,919
Earnings/(loss) per share:
Continuing operations	$0.52	$0.70
Discontinued operations	(0.07)	0.18

Total	$0.45	$0.88

For the three months ended March 31, 2010 and 2009, there were 32,000 and 16,000, respectively, of the Company’s stock options that were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
4. BUSINESS SEGMENT INFORMATION
Beginning with the first quarter of 2010, the Company has changed its segment disclosure to align it with how the business is now being managed. The Company’s Transportation and Federal business segments reflect how management began to make resource decisions and assesses its performance during the first quarter of 2010. Each segment produces discrete financial information which is now reviewed by management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K.
The Transportation segment provides services for Transportation, Aviation, and Rail & Transit markets and the Federal segment provides services for Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.

The Company evaluates the performance of its segments primarily based on income from operations before Corporate overhead allocations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between the Transportation and Federal segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships.
The following tables reflect disclosures for the Company’s business segments (in millions):

	For the three months
	ended March 31,
	2010	2009

Revenues
Transportation	$50.9	$47.0
Federal	60.8	68.1

Total revenues	$111.7	$115.1

Income from operations before Corporate overhead
Transportation	$4.3	$4.7
Federal	8.1	10.3

Total segment income from operations before Corporate overhead	12.4	15.0

Less: Corporate overhead
Transportation	(2.8)	(2.2)
Federal	(2.9)	(3.4)

Total Corporate overhead	(5.7)	(5.6)

Total income from operations
Transportation	1.5	2.5
Federal	5.2	6.9
Corporate/Discontinued operations income/(expense)	0.2	(0.2)

Total income from operations	$6.9	$9.2

	As of
	March 31,	December 31,
	2010	2009

Segment assets:
Transportation	$82.2	$81.7
Federal	68.8	64.0
Corporate	125.1	125.8
Discontinued operations	6.6	7.3

Total	$282.7	$278.8

The Federal segment had equity investments in unconsolidated subsidiaries of $1.9 million and $2.0 million as of March 31, 2010 and December 31, 2009, respectively and income from its unconsolidated subsidiary of $0.7 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively. The Company has determined that interest expense, interest income, and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.

5. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARY
Equity income from unconsolidated subsidiary reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Hill International, Inc., and Michael Baker Jr., Inc. (“MB Jr.”), a subsidiary of the Company. Equity income from SBH for the three months ended March 31, 2010 and 2009 was $0.7 million and $0.9 million, respectively. SBH has a contract for an Indefinite Delivery and Indefinite Quantity (“IDIQ”) for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Company’s unconsolidated subsidiary’s current Iraq IDIQ contract ended in September 2009, and it is not anticipated that further contract funding will be added to this contract vehicle. The current funded task order work may be extended but the Company anticipates that it will be materially completed by September 2010.
The following table presents summarized financial information for the Company’s unconsolidated subsidiary, SBH:

	For the three months
	ended March 31,
(In thousands)	2010	2009

Contract revenue earned	$20,128	$43,970
Gross profit	10,216	20,661
Net income	2,008	2,838

	As of
	March 31,	December 31,
(In thousands)	2010	2009

Current assets	$14,638	$17,377
Noncurrent assets	13	20
Current liabilities	10,089	12,594

As of March 31, 2010 and December 31, 2009, the Company reported receivables and unbilled revenues on contracts in progress totaling $2.8 million and $3.8 million, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH. Revenue from SBH pursuant to such subcontract agreement for the three months ended March 31, 2010 and 2009 was $5.6 million and $11.8 million, respectively.
6. INCOME TAXES
     The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. Total tax expense then was allocated between continuing operations and discontinued operations. The following table presents the components of the Company’s provision for income taxes:

	For the three months
	ended March 31,
(In thousands)	2010	2009

Provision/(benefit) for income taxes:
Continuing operations	$2,766	$4,013
Discontinued operations	(338)	2,033

Provision for income taxes	$2,428	$6,046

     The Company’s full-year forecasted effective income tax rate for continuing operations was 37.5% and 39.0% for the three-months ended March 31, 2010 and 2009, respectively. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2009 was 35.0%. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the three months ended March 31, 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversal of a portion of the Company’s valuation allowance related to foreign tax credits of $0.3 million.
     As of March 31, 2010, the Company’s reserve for uncertain tax positions totaled approximately $3.1 million, an increase of approximately $0.1 million from December 31, 2009. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of March 31, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $1.5 million, an increase of approximately $0.2 million from December 31, 2009.
7. FAIR VALUE MEASUREMENTS
The FASB’s guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
• Level 1 — Quoted prices in active markets for identical assets or liabilities.
• Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
• Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company held cash equivalent as investments in money market funds totaling $96.3 million, short-term investments in certificates of deposit totaling $2.8 million and available-for-sale securities in highly-rated corporate, U.S. federally sponsored agency and municipal bonds totaling $12.3 million in accounts held by major banks and financial institutions. The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2010
		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$61,278	$61,278	$—	$—
Short-term investments	2,750	2,750	—	—
Available-for-sale securities	12,341	10,186	2,155	—

Total Investments	$76,369	$74,214	$2,155	$—
Percent to total	100%	97%	3%	—

A portion of the Company’s available-for-sale securities are classified within level 2 of the valuation hierarchy as readily observable market parameters are available from the financial institution that manages these securities. Those observable market parameters are used as the basis of the fair value measurement.
8. COMMITMENTS & CONTINGENCIES
Commitments
The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of March 31, 2010 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$7.5
Other	0.5
Performance and payment bonds*	14.3

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of March 31, 2010, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of March 31, 2010. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

Contingencies
     Camp Bonneville Project. In 2006, MB Jr. entered into a contract whereby it agreed to perform certain services (the “Services”) in connection with a military base realignment and closure (“BRAC”) conservation conveyance of the Camp Bonneville property (the “Property”) located in Clark County, Washington. The Property was formerly owned by the United States Army (the “Army”). MB Jr’s. contract for the performance of the Services is with the Bonneville Conservation Restoration and Renewal Team (“BCRRT”), a not-for-profit corporation which holds title to the Property. BCRRT, in turn, has a contract with Clark County, Washington (the “County”) to perform services in connection with the Property and is signatory to a prospective purchaser consent decree (“PPCD”) with the Washington Department of Ecology (“WDOE”) regarding cleanup on the Property. The County is funding the services via an Environmental Cooperative Services Agreement (“ESCA”) grant from the Army and ultimately intends to use the Property as a park when cleanup is complete. As part of the Services, MB Jr., through a subcontractor, MKM Engineers (“MKM”), is performing remediation of hazardous waste and military munitions including Munitions and Explosives of Concern (“MEC”) on the Property.
     Based upon the discovery of additional MEC to be remediated at the site, the WDOE has significantly increased the cleanup required to achieve site closure. WDOE put a Cleanup Action Plan (“CAP”) containing these increased requirements out for public comment on June 8, 2009 at which point BCRRT, with the assistance of MB Jr. and MKM, entered into dispute resolution with WDOE regarding the CAP. Dispute resolution concluded without the parties reaching agreement. MB Jr. is in the process of analyzing its next steps.
     MB Jr’s. contract with BCRRT is fixed price, as is MB Jr’s. contract with MKM. These contracts provide for two avenues of financial relief from the fixed price. First, the Army has agreed to provide Army Contingent Funding (“ACF”) to cover cost overruns associated with military munitions remediation. ACF is available once the County and its contractors have expended 120% of the $10.7 million originally estimated for military munitions remediation costs. Once this threshold has been reached, the ACF would cover ninety percent (90%) of actual costs up to a total of $7.7 million.
     On June 1, 2009, at the urging of BCRRT, MB Jr. and MKM (hereinafter the “BCRRT Team”), the County sent a letter to the Army requesting that it begin the process of releasing ACF to cover additional costs of munitions response, and on June 26, 2009 the Army responded by requesting documentation of the costs incurred to date. On September 1, 2009, the BCRRT Team submitted this additional documentation to the County, and the County promptly sent this information to the Army. On October 20, 2009 the Army responded to the County’s request for ACF denying payment. The BCRRT Team strenuously disagrees with the Army’s reasons for doing so. In December of 2009, the BCRRT Team met with the Army and the Army requested that the BCRRT Team provide more information regarding cost documentation already submitted and additional cost documentation in order to update the ACF claim through December of 2009. This information and cost documentation was provided in January of 2010. In April of 2010, the Army indicated that it would respond regarding the ACF claim within the next one-hundred and twenty (120) days.
     On September 4, 2009, MKM suspended munitions response work on the site due to lack of funding. MB Jr. has been in discussions with MKM since the suspension but has not been successful in reaching an agreement with MKM regarding its resumption of work. On September 11, 2009 the County notified BCRRT, MB Jr. and MKM that the County believed BCRRT, MB Jr. and MKM were in breach of their obligations under their agreements, based on MKM’s anticipated failure to complete work in the central impact target area (“CITA”) portion of the Property by October 1, 2009 in accordance with an interim schedule set by WDOE. BCRRT requested and received an extension of the completion date for the CITA work to November 4, 2009, but the CITA work was not completed by that date. MB Jr’s. current position is that the CITA work completion date set by WDOE is not required by its contract. In late November of 2009, the BCRRT Team suspended work on the Bonneville site due to onset of winter weather. The work remains suspended. The BCRRT Team is in talks with the County and WDOE regarding various alternatives including the resumption of work or contractual modifications.

     In addition to the availability of ACF as a possible avenue of financial relief, the Army has retained responsibility for certain conditions which are unknown and not reasonably expected based on the information the Army provided to the County and its contractors during the negotiation of the ESCA. The BCRRT Team finalized and submitted a claim to the Army based upon Army Retained Conditions in January of 2010.
     MB Jr. has engaged outside counsel to assist in this matter. At this time, it is too early to determine the matter’s outcome, although to date all parties appear focused on resolving the aforementioned issues.
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
Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company was notified in December 2009 that it would be receiving a $140,000 distribution from Reliance, which was subsequently received in January 2010. This amount was recognized in 2009 and was recorded as a receivable as of December 31, 2009. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company had no other related receivables recorded from Reliance as of March 31, 2010 and December 31, 2009.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS
The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of March 31, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.0 million and $9.4 million, respectively.
Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during both the three months ended March 31, 2010 and 2009.
The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement also requires the Company to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. In addition, the Company’s Credit Agreement with its banks places certain limitations on dividend payments. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. As of March 31, 2010, the Company was in compliance with the covenants under the Credit Agreement.
10. STOCK-BASED COMPENSATION
As of March 31, 2010, the Company had two fixed stock option plans under which stock options can be exercised. Under the 1995 Stock Incentive Plan (the “Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. Under both plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Unless otherwise established, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan, while the options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Vested options remain exercisable for a period of ten years from the grant date under both plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares and to receive all dividends and other distributions. Restricted shares may not be sold or assigned during a period of two years commencing on the date of the award.
As of both March 31, 2010 and December 31, 2009, the restrictions had not lapsed on 24,000 shares of the Company’s restricted stock awarded under the Directors plan. As of both March 31, 2010 and December 31, 2009, all outstanding options were fully vested under both plans. There were 104,463 exercisable options under the plans as of both March 31, 2010 and December 31, 2009.

The following table summarizes all stock options outstanding for both plans:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2009	104,463	$22.87	$1,935,885	5.3
Balance at March 31, 2010	104,463	$22.87	$1,357,321	5.1

As of March 31, 2010, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 131,000 shares were available for future grants under the Directors’ Plan.
The following table summarizes information about stock options outstanding under both plans as of March 31, 2010:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$6.25 - $8.55	15,429	1.7	$8.39	15,429	$8.39
$10.025 - $15.625	33,034	2.2	14.33	33,034	14.33
$20.16 - $26.86	24,000	6.3	22.43	24,000	22.43
$37.525 - $40.455	32,000	8.8	38.99	32,000	38.99

Total	104,463	5.1	$22.87	104,463	$22.87

(1)	Average life remaining in years.
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
During the second quarter of 2008, the Company issued 40,000 Stock Appreciation Rights (“SARs”), which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The Company did not have an active shareholder-approved employee equity plan as of March 31, 2010. The Company has recorded a liability for these SARs of $365,000 and $454,000 as of March 31, 2010 and December 31, 2009, respectively, within the “Other long-term liabilities” caption in its Condensed Consolidated Balance Sheets. The fair value of the SARs was estimated using a Black-Scholes option pricing model and will require revaluation on a quarterly basis. Based on the fair value of these SARs as of March 31, 2010, the Company anticipates recording additional expense ratably through the second quarter of 2011 of approximately $232,000.
The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $28,000 and $58,000 for the three months ended March 31, 2010 and 2009, respectively.

11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following (in thousands):

Other intangible asset, net	Federal

Balance, December 31, 2009	$76
Less: Amortization	(10)

Balance, March 31, 2010	$66

Goodwill	Transportation	Federal	Total

Balance, December 31, 2009	$8,916	$710	$9,626
Balance, March 31, 2010	8,916	710	9,626

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2009.
As of March 31, 2010, the Company’s other intangible assets balance represented the value of the contract backlog at the time of the Company’s 2006 acquisition of Buck Engineering, P.C. (“Buck”) (totaling $849,000 with accumulated amortization of $783,000 as of March 31, 2010). These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next two years. Amortization expense recorded on the other intangible assets balance was $10,000 and $24,000 for the three months ended March 31, 2010 and 2009, respectively.
Estimated future amortization expense for other intangible assets as of March 31, 2010 is as follows (in thousands):

For the nine months ending December 31, 2010	$30
Fiscal year 2011	34
Fiscal year 2012	2

Total	$66

12. SHAREHOLDERS’ INVESTMENT
The following table presents the change in total shareholders’ investment for the three months ended March 31, 2010.

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	interests	Total

Balance, December 31, 2009	$173,433	$307	$173,740

Net income	3,985	286	4,271
Amortization of restricted stock	117	—	117
Other comprehensive income:
Unrealized loss on investments	(19)	—	(19)

Total other comprehensive income	(19)	—	(19)

Balance, March 31, 2010	$177,516	$593	$178,109

13. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued authoritative guidance amending the timing and consideration of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requiring additional disclosures. The Company adopted the provisions of this guidance on January 1, 2010. The adoption of this authoritative guidance did not have a material impact on the condensed consolidated financial statements.
14. SUBSEQUENT EVENT
On May 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”) for $59.4 million. This transaction was funded with $51.4 million of cash on hand and approximately $8.0 million of the Company’s stock. Of the $8.0 million of Company stock conveyed in this transaction, $6.0 million will be held in escrow approximately for a period of 18 months to satisfy any indemnity claims under the SPA. The purchase price could increase or decrease as a result of the post-closing purchase price adjustment which is based upon a net working capital target of $4.4 million as of the closing date. Additionally, as part of the transaction, the Company agreed to continue two leases with the former owners for one year. The rent to be paid over this period is approximately $0.7 million over current market rates. Approximately $0.5 million of acquisition-related costs are included in the results of operations for the three months ended March 31, 2010.
LPA is an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure primarily in the southeastern United States with revenues of approximately $92 million for the year ended December 31, 2009. The majority of their clients are state and local governments as well as construction companies that serve those markets. The acquisition was consummated because it contributes to the Company’s long-term strategic plan by enabling the Company to expand geographically into the southeastern United States. Additionally, this transaction strengthens the Company’s expertise in aviation, design-build and construction management services in state and local transportation markets.
This transaction will be accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles. The acquisition method of accounting requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Given the limited amount of time since the acquisition date, the Company was unable to complete the accounting for this transaction. As such, the financial information contained herein does not include pro-forma disclosures, acquisition date fair values or information on the allocation of the purchase price. However, based upon the structure of the transaction, the Company has concluded that any intangible assets or goodwill resulting from this transaction will not be deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”).
Discontinued Operations — Energy
In previous filings, we presented an Engineering and an Energy business segment; our former Energy segment provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three months ended March 31, 2010 and 2009 give effect to the dispositions.
Business Overview and Environment
We provide engineering expertise for public and private sector clients worldwide. Beginning with the first quarter of 2010, we changed our segment disclosure to align with how the business is now being managed. Our Transportation and Federal business segments provide a variety of services to the Company’s markets. The Transportation segment provides services for Transportation, Aviation, and Rail & Transit markets and the Federal segment provides services for Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. Our financial results are impacted by appropriations of public funds for infrastructure and other government-funded projects, capital spending levels in the private sector, and the demand for our services in the various engineering markets in which we compete.
Subsequent to March 31, 2010, we acquired The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure headquartered in Columbia, South Carolina. LPA will significantly expand our presence in the southeastern U.S. Transportation market, and broadens our existing capabilities in the planning, design, program management, and construction management of projects in the Aviation, Highway, Bridge and Rail & Transit markets.
We have significantly increased our revenues from U.S. federal government contracting in the past several years and continue to view this as a growth market. Federal government spending by our primary clients, including that for the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), continues to increase. The Department of Homeland Security’s Federal Emergency Management Agency (“FEMA”), awarded BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, an Indefinite-Delivery/Indefinite-Quantity

(“IDIQ”) contract for Production and Technical Services for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”) on March 9, 2009. The resultant performance-based contract has a 60-month term with a 12-month base period and four, 12-month option periods with a maximum contract value of $600 million. In February 2009, the US Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects. We believe that we are positioned in all of our services lines to perform work that the Federal government, as well as state and local governments, are procuring as a result of this legislation. Key state and local clients for us, particularly in Transportation design and construction phase services, received funding as a result of the infrastructure stimulus package. The Company has benefitted from funding in this sector and we believe we will continue to derive future benefits. The current legislation for transportation — the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) expired September 30, 2009. In March 2010, Congress approved an extension to SAFETEA-LU that expires December 31, 2010. This extension assures continued funding for transportation infrastructure projects through the remainder of 2010.
Significant contracts awarded during 2010 include:
•	An approximately $75.0 million IDIQ contract, which is for one year and may be extended by up to four additional years, was awarded by the Naval Facilities Engineering Command to provide architectural and engineering services for Multimedia Environmental Compliance Engineering Support to the Navy and Other Department of Defense entities.

•	Approximately $5.0 million design portion of a $74 million design-build contract, teaming with the Korte Company, with U.S. Army Corps of Engineers, Louisville District to provide architecture and engineering design services for Armed forces Reserve Facilities in Oklahoma, Texas and Puerto Rico.
Our five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor, the FEMA Map Mod Program, for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision that extended the ordering period through September 2010. As of March 31, 2010, approximately $34 million is in our funded backlog related to this program, including authorization to continue a portion of previous services through September 2010. We expect work and revenue related to our current authorizations to continue through 2010.
Our Federal segment’s unconsolidated subsidiary’s current Iraq IDIQ contract ended in September 2009, and it is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but we anticipate that it will be materially completed by September 2010.
Executive Overview
Our revenues from continuing operations were $111.7 million for the three months ended March 31, 2010, a 3% decrease from the $115.1 million reported for the same period in 2009. The decrease in revenue for 2010 was related to our Federal segment which had a decrease in work performed on the FEMA Map Mod Program contract and a decrease in work performed for our unconsolidated subsidiary operating in Iraq, offset by an increase in revenue on new and existing contracts in our Transportation segment.
Our earnings per diluted common share for continuing operations were $0.52 for the three months ended March 31, 2010, compared to $0.70 per diluted common share reported for 2009. Our total Company earnings per diluted common share were $0.45 for the three months ended March 31, 2010, compared to $0.88 per diluted common share reported for the same period in 2009. Income from continuing operations for the three months ended March 31, 2010 was $4.6 million, compared to $6.3 million for the same period in 2009. These results were primarily driven by a decrease in our Federal segment’s work performed on the FEMA Map Mod Program contract and a decrease in work performed for our unconsolidated joint venture in Iraq. We had a loss from discontinued operations related to our former Energy segment of $0.6 million for 2010, as compared to income from discontinued operations of $1.6 million for 2009. The 2010 loss from discontinued operations was primarily attributable to the unfavorable development of legacy insurance claims related to the Energy business.
Results of Operations
Comparisons of the Three Months Ended March 31, 2010 and 2009
Revenues
Our revenues totaled $111.7 million for 2010 compared to $115.1 million for 2009, reflecting a decrease of $3.4 million or 3%. This decrease was driven by a period-over-period reduction of 11% in our Federal segment, partially offset by a period-over-period revenue growth of 8% in our Transportation segment.
Transportation. Revenues were $50.9 million for 2010 compared to $47.0 million for 2009, reflecting an increase of $3.9 million or 8%. The following table presents Transportation revenues by client type:

Revenues by client type	2010		2009

		(Dollars in millions)
Federal government	$2.3	4%	$2.5	5%
State and local government	39.5	78%	40.3	86%
Domestic private industry	9.1	18%	4.2	9%

Total revenues	$50.9	100%	$47.0	100%

The increase in our Transportation segment’s revenues for 2010 was primarily related to increases in services provided as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project of $1.8 million, for the Mountain View Corridor project of $0.7 million and for the South Layton project $0.3 million. We also had an increase of $1.6 million for environmental impact services for the Alamo Regional Mobility Authority.
Federal. Revenues were $60.8 million for 2010 compared to $68.1 million for 2009, reflecting a decrease of $7.3 million or 11%. The following table presents Federal revenues by market:

Revenues by client type	2010		2009

		(Dollars in millions)
Federal government	$45.7	75%	$58.2	86%
State and local government	9.6	16%	3.5	5%
Domestic private industry	5.5	9%	6.4	9%

Total revenues	$60.8	100%	$68.1	100%

The decrease in our Federal segment’s revenues for 2010 was driven by the net decrease in work performed on our FEMA contracts of $6.3 million and a decrease of $6.2 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, partially offset by an increase of $2.1 million related to our contract to provide design services for the Equipment Maintenance and Operations Center located in Maryland for Montgomery County and an increase in total project incentive awards of $0.5 million as compared to 2009.

Total revenues from FEMA were $15 million and $21 million for 2010 and 2009, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. While we would anticipate activity to increase for the new FEMA Risk MAP Program in future periods, this program is not expected to completely replace the FEMA Map Mod Program revenue on a prospective basis. As a result of achieving certain performance levels on the FEMA Risk Map Program and FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.3 million and $0.2 million, respectively, for 2010, while we did not recognize any incentive awards in the first quarter of 2009.
Gross Profit
Our gross profit totaled $21.5 million for 2010 compared to $22.7 million for 2009, reflecting a decrease of $1.2 million or 5%. Gross profit expressed as a percentage of revenues was 19.3% for 2010 compared to 19.7% for 2009. The decrease in gross profit for 2010 is primarily attributable to our Federal segment’s decreased revenue volume, the unfavorable impact of workers compensation and general liability costs totaling $0.5 million and a decrease in utilization compared to 2009, partially offset by a $0.5 million increase in project incentive awards.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.8% for 2010 compared to 26.6% for 2009, while subcontractor costs expressed as a percentage of revenues were 21.6% and 23.5% for 2010 and 2009, respectively. Expressed as a percentage of revenues, direct labor remained consistent, while the net decrease in work performed on our FEMA contracts drove the decrease in subcontractor costs period over period.
Transportation. Gross profit was $8.7 million for 2010 compared to $8.1 million for 2009, reflecting an increase of $0.6 million or 7%. The increase in gross profit for 2010 is primarily attributable to improved revenue volume compared to 2009. Transportation’s gross profit expressed as a percentage of revenues was 17.1% in 2010 compared to 17.3% in 2009. Gross profit expressed as a percentage of revenues decreased as a result of decreased margin related to project mix, as well as an increase in project overhead reserves and the unfavorable impact of workers compensation and general liability costs totaling $0.3 million.
Federal. Gross profit was $12.8 million for 2010 compared to $14.6 million for 2009, reflecting a decrease of $1.8 million or 13%. Gross profit expressed as a percentage of revenues was 21.0% in 2010 compared to 21.5% in 2009. Gross profit expressed as a percentage of revenues was unfavorably impacted by a decrease in utilization, decreased margin related to project mix and the unfavorable impact of workers compensation and general liability costs totaling $0.2 million, compared to 2009, partially offset by an increase in project incentive awards of $0.5 million.
Selling, General and Administrative Expenses (“SG&A”)
Our SG&A expenses totaled $14.6 million for 2010 compared to $13.4 million for 2009, reflecting an increase of $1.2 million or 9%. SG&A expenses increased period-over-period due to an increase in overhead costs primarily attributable to acquisition-related costs. SG&A expenses expressed as a percentage of revenues increased to 13.1% for 2010 from 11.7% for 2009. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increased acquisition-related costs of $0.5 million and the 3% decrease in revenues during 2010. We are anticipating recognizing additional costs of approximately $1.1 million for legal and investment banker fees related to the LPA acquisition in the second quarter of 2010.
Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between the Transportation and Federal segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships. As a result of the allocation formula, SG&A directly fluctuated in relation to the increase in the Transportation segment’s business and the decrease in the Federal revenues segment’s business.

Transportation. SG&A expenses were $7.1 million for 2010 compared to $5.7 million for 2009, reflecting an increase of $1.4 million or 26%. SG&A expenses expressed as a percentage of revenues increased to 14.0% for 2010 from 12.1% for 2008. This increase is primarily related to an increase in overhead costs due to acquisition-related costs.
Federal. SG&A expenses were $7.5 million for 2010 compared to $7.7 million for 2009, reflecting a decrease of $0.2 million or 2%. SG&A expenses expressed as a percentage of revenues increased to 12.4% for 2010 from 11.4% for 2009. This increase in SG&A expenses expressed as a percentage of revenues is primarily attributable to the unfavorable impact of the aforementioned 11% decrease in revenues.
Other Income/(Expense)
     “Other income/(expense)” aggregated to income of $0.7 million for 2010 compared to income of $1.0 million for 2009. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiary of $0.7 million for 2010 compared to $0.9 million for 2009. The decrease in equity income from our unconsolidated subsidiary was primarily due to the current Iraq IDIQ contract ending in September 2009 and the associated decrease in work performed as existing task orders are completed. We anticipate that income from our unconsolidated subsidiary will continue to decrease from the first quarter of 2010 results for the remainder of 2010. Also included in “Other income/(expense)” is a nominal amount of interest income and interest expense.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 37.5% and 39.0% for the three months ended March 31, 2010 and 2009, respectively. The variance between the U.S. federal statutory rate of 35% and our effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. The effective income tax rate for the three months ended March 31, 2010 also includes a benefit related to the reversal of a portion of the valuation allowance related to foreign tax credits of $0.3 million.
Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. The net loss from discontinued operations was $0.6 million for 2010 as compared to net income from discontinued operations of $1.6 million in 2009, which represented a decrease of $2.2 million. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims related to the Energy business. Reflected in our March 31, 2010 condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in our condensed consolidated balance sheet as those insurances are written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for these insurances in our condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through March 31, 2010.
The income tax benefit attributable to discontinued operations was approximately $0.3 million in 2010, as compared to a provision for income taxes of approximately $2.0 million in 2009. The provision for income taxes in 2009 includes the normal course provisions for income taxes during the period for our former Energy operations, including income taxes in our former international operations, some of which are based on a deemed profits tax which are assessed based on revenues.

Contract Backlog

	As of
	March 31,	December 31,
(In millions)	2010	2009

Funded	$456.3	$461.3
Unfunded	1,071.2	963.9

Total	$1,527.5	$1,425.2

As of March 31, 2010, our funded backlog consisted of $288 million for our Transportation segment and $168 million for the Federal segment. Of our total funded backlog as of March 31, 2010, $257 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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
In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of March 31, 2010, approximately $26 million is in our funded backlog and $555 million is in our unfunded backlog related to this program.
As of March 31, 2010 and December 31, 2009, approximately $34 million and $40 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision that extended the ordering through September 2010. We do not anticipate realizing most of the remaining contract balance ($182 million as of March 31, 2010); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to our current authorizations to continue through 2010.
In 2009, we were awarded a contract by the USACE — TAC for architecture-engineering services in its Area of Responsibility, which includes the Middle East, the Arabian Gulf States, Southwest Asia and Africa. We were one of four awardees of the indefinite delivery contract, which is for one year and may be extended by up to four additional years at the government’s discretion. The maximum value of the contract for the entire five-year performance period for all awardees is $240 million (our portion was estimated at $60 million). Under this contract, we may be called upon to provide a full-range of design and construction management services. As of March 31, 2010, approximately $11 million is in our funded backlog and $39 million is in our unfunded backlog related to this contract.

Liquidity and Capital Resources
We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents, and investments; cash generated by operations; and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. As of March 31, 2010 and December 31, 2009, we had $105.1 million and $105.3 million of cash and cash equivalents, respectively, and $157.5 million and $154.4 million in working capital, respectively. As of March 31, 2010 and December 31, 2009, we had $2.8 million and $2.5 million of short-term investments, respectively, and $12.3 million and $2.2 million of available for sale securities, respectively. Our available capacity under our $60.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $52.0 million (87% availability) and $50.6 million (84% availability) as of March 31, 2010 and December 31, 2009, respectively. Our current ratios were 2.65 to 1 and 2.59 to 1 as of March 31, 2010 and December 31, 2009, respectively.
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of March 31, 2010 and December 31, 2009, $15.8 million and $19.5 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms. Due to the current economic environment, we anticipate that our customers’ inability to access capital could impact project activity for 2010 and may impact certain customers’ ability to compensate us for our services.
Cash Provided by Operating Activities
Cash provided by operating activities was $2.5 million and $9.8 million for three months ended March 31, 2010 and 2009, respectively.
Our cash provided by operating activities for 2010 resulted primarily from net income of $4.3 million. Unfavorably impacting our cash provided by operating activities was an increase in our unbilled revenues, net of billings in excess balance. This increase in our unbilled revenues, net of billings in excess balance was the result of increased revenue activity in the last month of the first quarter of 2010. Additionally, during the quarter ended March 31, 2010, we disbursed amounts payable under our 2009 incentive compensation program of approximately $7.3 million. This compares to an incentive compensation payment of $8.0 million in the first quarter of 2009.
Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, was 81 days as of year-end 2009 and March 31, 2010. DSO remained unchanged even with the increase in our unbilled revenues, net of billings in excess balance, primarily as a result of being offset by increase revenue activity in the last month of the first quarter of 2010.
Cash Used in Investing Activities
Cash used in investing activities was $2.6 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. Cash of $10.0 million related to the net asset adjustment provision in the Energy business Stock Purchase Agreement was received in 2010, and is reflected as an inflow for the three months ended March 31, 2010. Cash used in investing activities for 2010 also included $0.3 million and $10.2 million related to the purchase of short-term investments and available-for-sale securities, respectively.
Our cash used in investing activities also related to capital expenditures, with the majority of our 2010 additions pertaining to computer software purchases, office equipment and leasehold improvements related to office openings, and vehicles. We also acquire various assets through operating leases, which reduce the level of capital expenditures that would otherwise be necessary to operate both segments of our business.

Cash Used In/Provided by Financing Activities
Our financing activities primarily related to payments on capital lease obligations.
Credit Agreement
Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of March 31, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $8.0 million and $9.4 million, respectively.
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
Although only $8.0 million of our credit capacity was utilized under this facility as of March 31, 2010, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary. We intend to negotiate an extension of the Credit Agreement beyond October 1, 2011 during the third quarter of 2010.
Financial Condition & Liquidity
As of March 31, 2010, we had $105.1 million of cash and cash equivalents. In response to the turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, starting in 2009, the determination was made to maintain the majority of our cash and investments balances in certificates of deposit, highly rated bonds and money market funds. As the global credit markets continue to stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment. We principally maintain our cash and cash equivalents, certificates of deposit and bonds in accounts held by major banks and financial institutions. To date, none of these institutions in which we hold our cash, money market funds, certificates of deposit and bonds have gone into bankruptcy or been forced into receivership. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents, certificates of deposit and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.
We plan to utilize our cash, investments and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and are specifically seeking to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and intend to use some combination of existing cash, investments and the Credit Agreement to fund such endeavors. We may also utilize our equity to fund some portion of an acquisition. We also periodically review our business, and our service offerings within that business, for financial performance and growth potential. As such, we may also consider streamlining our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
On May 3, 2010, we entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of LPA for $59.4 million, subject to a working capital adjustment. This transaction was funded with $51.4 million of cash on hand and approximately $8.0 million of our stock. LPA is an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure primarily in the southeastern United States. The majority of their clients are state and local governments as well as construction companies that serve those markets. The acquisition was consummated because it contributes to our long-term strategic plan by enabling us to expand geographically into the southeastern United States. Additionally, this transaction strengthens our expertise in aviation, design-build and construction management services in state and local transportation markets. We anticipate continuing to utilize our cash, investments, equity and borrowing capacity for strategic acquisitions of firms that would enhance our current service offerings or allow us to expand our operations geographically, most likely domestically, in order to continue to grow our business.
If we commit to funding future acquisitions, we may need to restructure our Credit Agreement, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. In the current credit environment, if we would restructure our Credit Agreement or add a temporary credit facility with our existing bank group, it is possible that either action could unfavorably impact the pricing under our existing Credit Agreement. In addition, if we were to pursue other financing vehicles, it is likely that the pricing of such a credit vehicle would be higher than that currently available to us under the Credit Agreement. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.
Contractual Obligations and Off-Balance Sheet Arrangements
There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2009 Form 10-K, except as noted above related to the LPA acquisition.
Critical Accounting Estimates
There were no material changes in the critical accounting estimates disclosed in our 2009 Form 10-K.
Recent Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance amending the timing and consideration of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requiring additional disclosures. We adopted the provisions of this guidance on January 1, 2010. The adoption of this authoritative guidance did not have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the exposure to market risk disclosed in our 2009 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in our 2009 Form 10-K.

Item 5. Other Information.
On May 3, 2010, the Company, through its subsidiaries Michael Baker Jr., Inc. and Michael Baker Engineering, Inc., and pursuant to the terms of that certain SPA dated May 3, 2010 by and among the Company, LPA, Arthur E. Parrish, Robert Glen Lott and Arthur E. Parrish, in his capacity as Shareholders' Representative (collectively, the “Seller Parties”), acquired all of the outstanding shares of capital stock of each of LPA, The LPA Group of North Carolina, P.A., The LPA Group, P.C., The LPA Design Group, Inc., Horizon Architects, P.C., LPACIFIC Group Incorporated and LPA Group of Canada Inc. (collectively, “The LPA Group”). The closing of the transactions contemplated by the SPA was previously disclosed on the Company's Current Report on Form 8-K filed on May 5, 2010.
Pursuant to the SPA, on May 3, 2010, an aggregate of 226,447 shares of common stock of the Company were issued to the former holders of capital stock of the entities comprising The LPA Group as part of the consideration for the acquisition of ownership of all of the outstanding capital stock of the entities in The LPA Group, with 169,835 of such shares being placed into an escrow account as contemplated by the SPA. The sale of such shares of common stock was not registered under the Securities Act of 1933, as amended (the “Act#148;), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act for transactions not constituting a public offering as the sale was made to a limited group of investors.

Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

4.1	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

10.1	Stock Purchase Agreement, dated as of May 3, 2010, by and among The LPA Group Incorporated (the “Company”), Arthur E. Parrish (“Parrish”), Robert Glenn Lott (“Lott”, Parrish, and Company, the “Seller Parties”), Arthur E. Parrish, as agent for the Sellers, and Michael Baker Corporation, filed as Exhibit 10.1 to our Report on Form 8-K dated May 5, 2010, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: May 6, 2010

Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)