Form 10-Q
period 2010-06-30
BAKER MICHAEL CORP
filed 2010-08-05
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2010:
Common Stock	9,222,814 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Revenues	$131,757	$113,323	$243,417	$228,407
Cost of work performed	103,158	90,641	193,299	183,041

Gross profit	28,599	22,682	50,118	45,366
Selling, general and administrative expenses	20,257	16,348	34,855	29,817

Operating income	8,342	6,334	15,263	15,549
Other income/(expense):
Equity income from unconsolidated subsidiaries	890	1,799	1,559	2,745
Interest income	121	30	195	69
Interest expense	(35)	(9)	(41)	(18)
Other, net	(26)	124	(18)	190

Income before noncontrolling interest and income taxes	9,292	8,278	16,958	18,535
Less: (Income)/loss attributable to noncontrolling interest	(205)	38	(490)	38

Income before income taxes	9,087	8,316	16,468	18,573
Provision for income taxes	3,533	3,235	6,299	7,228

Net income from continuing operations attributable to Michael Baker Corporation	5,554	5,081	10,169	11,345
(Loss)/income from discontinued operations, net of tax	(164)	2,061	(796)	3,678
Less: Net income attributable to noncontrolling interest	—	(84)	—	(135)

Net (loss)/income from discontinued operations attributable to Michael Baker Corporation	(164)	1,977	(796)	3,543

Net income attributable to Michael Baker Corporation	5,390	7,058	9,373	14,888

Other comprehensive income/(loss)	13	518	(5)	235

Comprehensive income attributable to Michael Baker Corporation	$5,403	$7,576	$9,368	$15,123

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.62	$0.57	$1.14	$1.28
Diluted E.P.S. — Continuing operations	0.61	0.57	1.13	1.27
Basic E.P.S. — Net income	0.60	0.80	1.05	1.68
Diluted E.P.S. — Net income	$0.59	$0.79	$1.04	$1.67

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	June 30,	December 31,
(In thousands, except share amounts)	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$52,390	$105,259
Short term investments	2,000	2,500
Available for sale securities	13,617	2,155
Proceeds receivable — Energy sale	—	9,965
Receivables, net of allowances of $359 and $723, respectively	88,650	76,455
Unbilled revenues on contracts in progress	68,533	49,605
Prepaid expenses and other	11,814	5,407

Total current assets	237,004	251,346

Property, Plant and Equipment, net	17,717	12,578
Other Long-term Assets
Goodwill	52,959	9,626
Other intangible assets, net	18,129	76
Other long-term assets	7,506	5,218

Total other long-term assets	78,594	14,920

Total assets	$333,315	$278,844

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$43,137	$31,948
Accrued employee compensation	28,174	23,000
Accrued insurance	11,484	9,576
Billings in excess of revenues on contracts in progress	24,051	19,102
Deferred income tax liability	6,011	3,958
Income taxes payable	693	1,355
Other accrued expenses	9,875	8,050

Total current liabilities	123,425	96,989

Long-term Liabilities
Deferred income tax liability	8,619	346
Other long-term liabilities	8,621	7,769

Total liabilities	140,665	105,104

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,718,358 and 9,402,835, respectively	9,718	9,403
Additional paid-in capital	58,805	49,989
Retained earnings	128,508	119,135
Accumulated other comprehensive loss	(338)	(333)
Less - 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	191,932	173,433
Noncontrolling interest	718	307

Total shareholders’ investment	192,650	173,740

Total liabilities and shareholders’ investment	$333,315	$278,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the six months
	ended June 30,
(In thousands)	2010	2009

Cash Flows from Operating Activities
Net income	$9,863	$14,985
Adjustments to reconcile net income to net cash
provided by operating activities:
Net loss/(income) from discontinued operations	796	(3,678)
Depreciation and amortization	3,461	2,840
Changes in assets and liabilities:
(Increase)/decrease in receivables	(2,644)	3,857
Increase in unbilled revenues and billings in excess, net	(7,124)	(611)
(Increase)/decrease in other net assets	(6,945)	1,760
Increase/(decrease) in accounts payable	3,232	(6,567)
Increase in accrued expenses	3,178	3,198

Net cash provided by continuing operations	3,817	15,784

Net cash provided by discontinued operations	315	6,327

Net cash provided by operating activities	4,132	22,111

Cash Flows from Investing Activities
Additions to property, plant and equipment	(3,581)	(2,454)
Maturity of short-term investments	500	—
Cash portion of LPA acquisition	(52,381)	—
Purchase of available-for-sale securities, net	(11,462)	—

Net cash used in continuing operations	(66,924)	(2,454)

Net cash provided by/(used in) discontinued operations	9,965	(415)

Net cash used in investing activities	(56,959)	(2,869)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	50	172
Payments on capital lease obligations	(92)	(193)

Net cash used in continuing operations	(42)	(21)

Net cash used in discontinued operations	—	(7)

Net cash used in financing activities	(42)	(28)

Net (decrease)/increase in cash and cash equivalents	(52,869)	19,214
Cash and cash equivalents, beginning of period	105,259	49,050

Cash and cash equivalents, end of period	$52,390	$68,264

Supplemental Disclosures of Cash Flow Data
Common stock issued in LPA acquisition, 226,447 shares	$8,062	$—
Interest paid	13	12
Income taxes paid	8,662	11,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Michael Baker Corporation (the “Company”) was founded in 1940 and organized as a Pennsylvania corporation in 1946. Currently, through its operating subsidiaries, the Company provides engineering expertise for public and private sector clients worldwide. The Company’s Transportation and Federal business segments provide a variety of services to the Company’s markets. The Transportation segment provides services for Transportation, Aviation and Rail & Transit markets and the Federal segment provides services for Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.
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
On May 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”) for $59.5 million. This transaction was funded with approximately $51.4 million of cash on hand and approximately $8.1 million of the Company’s stock. The transaction was subject to a working capital adjustment provision resulting in an additional payment of approximately $1.1 million to the former shareholders in June 2010.
On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of the dispositions, the results of the Company’s former Energy segment, (“Baker Energy”), have been reclassified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows.

3. LPA ACQUISITION
On May 3, 2010, the Company entered into the SPA to acquire 100% of the outstanding shares of LPA for $59.5 million. The Company paid approximately $51.4 million from existing cash and cash equivalents and issued 226,447 shares of the Company’s common stock. The fair market value of the stock on the acquisition date approximated $8.1 million based on the closing price of $35.60 per share on May 3, 2010. The Net Working Capital adjustment was subsequently settled in June 2010 for approximately $1.1 million. Of the total purchase price, approximately $6.0 million of the Michael Baker Corporation common shares were placed in escrow at closing in order to secure potential indemnification obligations of former owners of The LPA Group to the Company for a period of 18 months subsequent to the closing. Approximately $1.2 million and $1.6 million of acquisition-related costs are included in the results of operations as selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, 2010, respectively.
LPA is an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure primarily in the southeastern United States with revenues of approximately $92 million for the year ended December 31, 2009. The majority of its clients are state and local governments as well as construction companies that serve those markets. Founded in 1981, LPA has a national reputation in the transportation consulting industry. The acquisition was consummated because it contributes to the Company’s long-term strategic plan by enabling the Company to expand geographically into the southeastern United States. Additionally, this transaction strengthens the Company’s expertise in aviation, design-build and construction management services in state and local transportation markets.
This transaction was accounted for under the acquisition method of accounting under U.S. generally accepted accounting principles. The acquisition method of accounting requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. However, based upon the structure of the transaction, the Company has concluded that any intangible assets or goodwill resulting from this transaction will not be deductible for tax purposes.
The following table summarizes the preliminary allocation of the fair value of the purchase price allocation for the acquisition subject to adjustment as the Company finalizes the purchase price allocation as of May 3, 2010:

(In thousands)	Fair Value

Receivables, net of allowances of $299	$12,046
Unbilled revenues on contracts in progress	12,105
Prepaid expenses and other	2,311
Property, Plant and Equipment	3,950
Goodwill	43,333
Other intangible assets	19,260
Accounts payable	(7,872)
Billings in excess of revenues on contracts in progress	(5,250)
Other accrued expenses	(8,550)
Deferred income tax liability	(10,772)

The following table summarizes the preliminary estimates of the fair values and amortizable lives of the identifiable intangible assets acquired in conjunction with the acquisition of LPA on May 3, 2010:

		Weighted
		Average
		Amortizable
(In thousands)	Fair Value	Life

Project backlog	$9,640	1.9
Customer contracts and related relationships	6,720	3.6
Non-competition agreements	2,500	1.5
Trademark / trade name	400	1.3

Total intangible assets	$19,260	2.4

Project backlog and customer contracts and related relationships represent the underlying relationships and agreements with LPA’s existing customers. The trade name represents the value of the “LPA” brand. Non-compete agreements represent the amount of lost business that could occur if the sellers, in the absence of non-compete agreements, were to compete with the Company. The identifiable intangible assets will be amortized on a basis approximating the economic value derived from those assets.
The results of operations for LPA from May 3, 2010 to June 30, 2010 are included in the Company’s unaudited statement of operations for the three and six months ended June 30, 2010, with LPA contributing revenues of $15.6 million and net income of $0.2 million.
The unaudited pro-forma financial information summarized in the following table gives effect to the LPA acquisition and assumes that it occurred on January 1st of each period presented:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Continuing operations
Revenues	$142,225	$136,144	$279,266	$273,330
Net income	6,933	4,288	11,997	10,276
Diluted earnings per share	$0.76	$0.47	$1.31	$1.12

The pro-forma financial information does not include any costs related to the acquisition. In addition, the pro-forma financial information does not assume any impacts from revenue, cost or other operating synergies that are expected as a result of the acquisition. Pro-forma adjustments have been made to reflect amortization of the identifiable intangible assets for the related periods. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. The unaudited pro-forma financial information is not necessarily indicative of what the Company’s results would have been had the acquisition been consummated on such dates or project results of operations for any future period.

4. EARNINGS PER COMMON SHARE
The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income from continuing operations attributable to Michael Baker Corporation	$5,554	$5,081	$10,169	$11,345
Net (loss)/income from discontinued operations attributable to Michael Baker Corporation	(164)	1,977	(796)	3,543

Net income attributable to Michael Baker Corporation	$5,390	$7,058	$9,373	$14,888

Basic:
Weighted average shares outstanding	8,923	8,847	8,903	8,843
Earnings/(loss) per share:
Continuing operations	$0.62	$0.57	$1.14	$1.28
Discontinued operations	(0.02)	0.23	(0.09)	0.40

Total	$0.60	$0.80	$1.05	$1.68
Diluted:
Effect of dilutive securities — Contingently issuable shares and stock based compensation	194	78	130	79
Weighted average shares outstanding	9,117	8,925	9,033	8,922
Earnings/(loss) per share:
Continuing operations	$0.61	$0.57	$1.13	$1.27
Discontinued operations	$(0.02)	$0.22	$(0.09)	$0.40

Total	$0.59	$0.79	$1.04	$1.67

As of June 30, 2010 and 2009, 48,000 and 32,000, respectively, Company stock options were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
5. BUSINESS SEGMENT INFORMATION
Beginning with the first quarter of 2010, the Company changed its segment disclosure to align it with how the business is now being managed. The Company’s Transportation and Federal business segments reflect how management began to make resource decisions and assess its performance during the first quarter of 2010. Each segment produces discrete financial information which is now reviewed by management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K.
The Transportation segment provides services for Transportation, Aviation, and Rail & Transit markets and the Federal segment provides services for Defense, Facilities, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. LPA’s results are reflected in the Company’s Transportation segment.

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
The following tables reflect disclosures for the Company’s business segments:

	For the three months		For the six months
	ended June 30,		ended June 30 ,
(In millions)	2010	2009	2010	2009

Revenues
Transportation	$72.7	$49.7	$123.5	$96.8
Federal	59.1	63.6	119.9	131.6

Total revenues	$131.8	$113.3	$243.4	$228.4

Operating income before Corporate overhead
Transportation	$8.5	$3.2	$12.8	$7.9
Federal	7.4	10.5	15.6	20.8

Total segment operating income before Corporate overhead	15.9	13.7	28.4	28.7

Less: Corporate overhead
Transportation	(4.0)	(2.9)	(6.7)	(5.1)
Federal	(3.1)	(3.6)	(6.0)	(7.0)

Total Corporate overhead	(7.1)	(6.5)	(12.7)	(12.1)

Total operating income
Transportation	4.5	0.3	6.1	2.8
Federal	4.3	6.9	9.6	13.8
Corporate	(0.5)	(0.9)	(0.4)	(1.1)

Total operating income	$8.3	$6.3	$15.3	$15.5

	As of
	June 30,	December 31,
(In millions)	2010	2009

Segment assets:
Transportation	$177.8	$81.7
Federal	80.9	64.0
Corporate	68.5	125.8
Discontinued operations	6.1	7.3

Total	$333.3	$278.8

The Federal segment had equity investments in unconsolidated subsidiaries of $1.8 million and $2.0 million as of June 30, 2010 and December 31, 2009, respectively, and income from its unconsolidated subsidiaries of $0.9 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. The Transportation segment had equity investments in unconsolidated subsidiaries of $0.2 million as of June 30, 2010 and income from its unconsolidated subsidiaries of $0.7 million for the six months ended June 30, 2010.
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

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2010	2009	2010	2009

Provision/(benefit) for income taxes:
Continuing operations	$3,533	$3,235	$6,299	$7,228
Discontinued operations	(116)	2,173	(454)	4,227

Provision for income taxes	$3,417	$5,408	$5,845	$11,455

The Company’s full-year forecasted effective income tax rate for continuing operations was 39% for the six months ended June 30, 2010 and 2009. The difference between the Company’s full-year effective income tax rate of 39% and the calculated rate used in the Company’s Condensed Consolidated Statements of Income is due to the benefit from the expiration of certain statutes of limitations totaling $0.1 million. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2009 was 35.0%. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the six months ended June 30, 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversal of a portion of the Company’s valuation allowance related to foreign tax credits of $0.4 million. The Company incurred approximately $0.8 million of non-deductible acquisition related costs during 2010.
The Company’s reserve for uncertain tax positions totaled approximately $3.0 million as of both June 30, 2010 and December 31, 2009. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its Condensed Consolidated Statements of Income. As of June 30, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $1.4 million, an increase of approximately $0.1 million from December 31, 2009.

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
The Company held cash equivalents as investments in money market funds totaling $21.1 million, short-term investments in certificates of deposit totaling $2.0 million and available-for-sale securities in highly-rated corporate and U.S. federally-sponsored agency bonds totaling $13.6 million in accounts held by major banks and financial institutions.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2010

Cash equivalents	$21,111	$21,111	$—	$—
Short-term investments	2,000	2,000	—	—
Available-for-sale securities	13,617	13,617	—	—

Total cash equivalents and investments	$36,728	$36,728	$—	$—

Percent to total	100%	100%	—	—

December 31, 2009

Cash equivalents	$58,000	$58,000	$—	$—
Short-term investments	2,500	2,500	—	—
Available-for-sale securities	2,155	—	2,155	—

Total cash equivalents and investments	$62,655	$60,500	$2,155	$—

Percent to total	100%	97%	3%	—

A portion of the Company’s available-for-sale securities as of December 31, 2009 were municipal bonds that are classified within Level 2 of the valuation hierarchy as readily observable market parameters are available from the financial institution that manages these securities. Those observable market parameters are used as the basis of the fair value measurement.

8. COMMITMENTS & CONTINGENCIES
Commitments
The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of June 30, 2010 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$7.5
Other	0.5
Performance and payment bonds*	14.3

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of June 30, 2010, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of June 30, 2010. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
Contingencies
Camp Bonneville Project. In 2006, Michael Baker Jr., Inc. (“MB Jr.”), a subsidiary of the Company, entered into a contract whereby it agreed to perform certain services (the “Services”) in connection with a military base realignment and closure (“BRAC”) conservation conveyance of the Camp Bonneville property (the “Property”) located in Clark County, Washington. The Property was formerly owned by the United States Army (the “Army”). MB Jr’s. contract for the performance of the Services is with the Bonneville Conservation Restoration and Renewal Team (“BCRRT”), a not-for-profit corporation which holds title to the Property. BCRRT, in turn, has a contract with Clark County, Washington (the “County”) to perform services in connection with the Property and is signatory to a prospective purchaser consent decree (“PPCD”) with the Washington Department of Ecology (“WDOE”) regarding cleanup on the Property. The County is funding the services via an Environmental Services Cooperative Agreement (“ESCA”) grant from the Army and ultimately intends to use the Property as a park when cleanup is complete. As part of the Services, MB Jr., through a subcontractor, MKM Engineers (“MKM”), is performing remediation of hazardous waste and military munitions including Munitions and Explosives of Concern (“MEC”) on the Property.
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
MB Jr.’s contract with BCRRT is fixed price, as is MKM’s contract with MB Jr. These contracts provide for two avenues of financial relief from the fixed price. First, the Army has agreed to provide Army Contingent Funding (“ACF”) to cover cost overruns associated with military munitions remediation. Under the ESCA, ACF is available once the County and its contractors have expended 120% of the $10.7 million originally estimated for military munitions remediation costs. Once this threshold has been reached, the ACF would cover ninety percent (90%) of actual costs up to a total of $7.7 million.
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
On September 4, 2009, MKM suspended munitions response work on the site due to lack of funding. On September 11, 2009, the County notified BCRRT, MB Jr. and MKM that the County believed BCRRT, MB Jr. and MKM were in breach of their obligations under their agreements, based on MKM’s anticipated failure to complete work in the central impact target area (“CITA”) portion of the Property by October 1, 2009 in accordance with an interim schedule set by WDOE. BCRRT requested and received an extension of the completion date for the CITA work to November 4, 2009, but the CITA work was not completed by that date. MB Jr’s. current position is that the CITA work completion date set by WDOE is not required by its contract. In late November of 2009, the BCRRT Team suspended work on the Bonneville site due to onset of winter weather.
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
MB Jr. has engaged outside counsel to assist in this matter. Counsel, on behalf of MB Jr, has been in discussions with the County, the Army, WDOE, BCRRT, and MKM, and on July 13, 2010 a contingent settlement agreement was reached between the County, BCRRT and MKM regarding the project. This agreement contemplates the resolution of the issues regarding the work on the project to date and is contingent upon, among other matters, an agreement being reached between the Army and the County regarding the remaining work. At this time it is too early to determine if the contingencies in the settlement agreement will be satisfied and hence the matter’s outcome and ultimate financial impact on MB Jr., although to-date all parties appear focused on resolving the matter.
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
Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company was notified in December 2009 that it would be receiving a $140,000 distribution from Reliance, which was subsequently received in January 2010. This amount was recognized in 2009 and was recorded as a receivable as of December 31, 2009. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company had no other related receivables recorded from Reliance as of June 30, 2010 and December 31, 2009.
9. LONG-TERM DEBT AND BORROWING AGREEMENTS
The Company’s Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding (for which there is no sub-limit) and the aggregate face value of outstanding LOCs (which have a sub-limit of $20.0 million). As of June 30, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.0 million and $9.4 million, respectively.
Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.2% to 0.375% per year based on the Company’s leverage ratio. There were no borrowings during both the six months ended June 30, 2010 and 2009.

The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement also requires the Company to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. In addition, the Company’s Credit Agreement with its banks places certain limitations on dividend payments. If any of these financial covenants or certain other conditions of borrowing are not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. As of June 30, 2010, the Company was in compliance with the covenants under the Credit Agreement.
10. STOCK-BASED COMPENSATION
As of June 30, 2010, the Company has two active equity incentive plans under which stock awards can be issued as well as stock options previously granted under an expired plan that remain outstanding and exercisable. Under the 2010 Michael Baker Corporation Long-Term Incentive Plan (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units, and other stock-based awards, for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the 1995 Stock Incentive Plan (the “1995 Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Unless otherwise established under the 1995 Plan, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan. Under these plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares and to receive all dividends and other distributions. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.
As of both June 30, 2010 and December 31, 2009, the restrictions had not lapsed on 36,000 shares of the Company’s restricted stock awarded under the Directors’ Plan. As of June 30, 2010 the restrictions had not lapsed on 70,914 shares of the Company’s restricted stock awarded under the Long-Term Plan. As of both June 30, 2010 and December 31, 2009, all outstanding options were fully vested under the Directors’ Plan and the expired 1995 Plan. There were 98,301 and 104,463 exercisable options under the Directors’ Plan and the expired 1995 Plan as of June 30, 2010 and December 31, 2009, respectively.
The following table summarizes all stock options outstanding for the Directors’ Plan and the expired 1995 Plan:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2009	104,463	$22.87	$1,935,885	5.3
Options granted	16,000	37.23
Options exercised	(6,162)	8.16

Balance at June 30, 2010	114,301	$25.67	$1,222,957	5.8

As of June 30, 2010, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 429,086 shares were available for future grants under the employees’ Long-Term Plan and 103,000 shares were available for future grants under the Directors’ Plan.
The following table summarizes information about stock options outstanding under the Directors’ Plan and the expired 1995 Plan as of June 30, 2010:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$6.25 — $8.55	9,267	2.1	$8.54	9,267	$8.54
$10.025 — $15.625	33,034	2.0	14.33	33,034	14.33
$20.16 — $26.86	24,000	6.0	22.43	24,000	22.43
$37.225 — $40.455	48,000	9.0	38.40	32,000	38.99

Total	114,301	5.8	$25.67	98,301	$23.79

(1)	Average life remaining in years.
During the second quarter of 2010, the Company granted 16,000 options under the Directors’ Plan with a fair value of $19.70. The fair value of options on the respective grant dates was estimated using a Black-Scholes option pricing model. The average risk-free interest rate is based on the U.S. Treasury yield with a term to maturity that approximates the option’s expected life as of the grant date. Expected volatility is determined using historical volatilities of the underlying market value of the Company’s stock obtained from public data sources. The expected life of the stock options is determined using historical data adjusted for the estimated exercise dates of the unexercised options.
During the second quarter of 2008, the Company issued 40,000 SARs, which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model. Based on the fair value of these SARs, the Company anticipates recording additional expense ratably through the second quarter of 2011 of approximately $192,000.
The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $600,000 and $686,000 for the six months ended June 30, 2010 and 2009, respectively.
In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period is expected to begin on January 1, 2011. Employees will be able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares.

11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible asset, net	Transportation	Federal	Total

Balance, December 31, 2009	$—	$76	$76
Purchase of LPA	19,260	—	19,260
Less: Amortization	(1,187)	(20)	(1,207)

Balance, June 30, 2010	$18,073	$56	$18,129

Goodwill	Transportation	Federal	Total

Balance, December 31, 2009	$8,916	$710	$9,626
Purchase of LPA	43,333	—	43,333

Balance, June 30, 2010	$52,249	$710	$52,959

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. Annually, the Company evaluates the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2010 and 2009.
The following table summarizes the Company’s other intangible assets balance as of June 30, 2010:

		Accumulated	Carrying
(In thousands)	Fair Value	Amortization	Value

Project backlog	$10,489	$1,526	$8,963
Customer contracts and related relationships	6,720	179	6,541
Non-competition agreements	2,500	238	2,262
Trademark / trade name	400	37	363

Total intangible assets	$20,109	$1,980	$18,129

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $1,207,000 and $45,000 for the six months ended June 30, 2010 and 2009, respectively.
Estimated future amortization expense for other intangible assets as of June 30, 2010 is as follows:

(In thousands)

For the six months ending December 31, 2010	$3,560
Fiscal year 2011	6,950
Fiscal year 2012	4,002
Fiscal year 2013	1,794
Fiscal year 2014	1,823

Total	$18,129

12. SHAREHOLDERS’ INVESTMENT
The following table presents the change in total shareholders’ investment for the six months ended June 30, 2010.

	Total Michael
	Baker Corporation	Non-
	Shareholders'	controlling
(In thousands)	Investment	Interests	Total

Balance, December 31, 2009	$173,433	$307	$173,740

Net income	9,373	490	9,863
Stock options exercised	50	—	50
Options granted	315	—	315
Stock appreciation rights	365	—	365
Common stock issuance related to LPA acquisition	8,062	—	8,062
Amortization of restricted stock	339	—	339
Profit distribution	—	(79)	(79)
Other comprehensive loss:
Unrealized loss on investments	(5)	—	(5)

Total other comprehensive loss	(5)	—	(5)

Balance, June 30, 2010	$191,932	$718	$192,650

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
Discontinued Operations — Energy
In previous filings, we presented an Engineering and an Energy business segment; our former Energy segment, (“Baker Energy”), provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S.
As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three and six months ended June 30, 2010 and 2009 give effect to the dispositions.
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
On May 3, 2010, we acquired The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. The majority of LPA’s clients are state and local governments as well as construction companies that serve those markets. Founded in 1981, LPA has a national reputation in the transportation consulting industry. With more than 35 offices across the U.S., LPA is consistently ranked in the Top 500 Design Firms by Engineering News-Record. The LPA acquisition has significantly expanded our presence in the southeastern U.S. Transportation market, and broadened our existing capabilities in the planning, design, program management, and construction management of projects in the Aviation, Highway, Bridge and Rail & Transit markets. LPA’s results are reflected in our Transportation segment.

We have significantly increased our revenues from U.S. federal government contracting over the past several years and continue to view this as a growth market. Federal government spending by our primary clients, including that for the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), continues to increase. The Department of Homeland Security’s Federal Emergency Management Agency (“FEMA”), awarded BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, an Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract for Production and Technical Services for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”) on March 9, 2009. The resultant performance-based contract has a 60-month term with a 12-month base period and four, 12-month option periods with a maximum contract value of $600 million. In February 2009, the United States (“U.S.”) Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects. We believe that we are well positioned in all of our services lines to perform work that the Federal government, as well as state and local governments, are procuring as a result of this legislation. Key state and local clients for us, particularly in Transportation design and construction phase services, received funding as a result of the infrastructure stimulus package. The Company has benefitted from funding in this sector and we believe we will continue to derive future benefits. In March 2010, the current legislation for transportation — the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was extended by Congress through December 31, 2010. This extension assures continued funding for transportation infrastructure projects through the remainder of 2010.
Our significant contracts awarded during 2010 include:
•	An approximately $75.0 million IDIQ contract, which is for one year and may be extended by up to four additional years, was awarded by the Naval Facilities Engineering Command to provide architectural and engineering services for Multimedia Environmental Compliance Engineering Support to the Navy and other Department of Defense entities.

•	A $14.9 million, four-year contract with the Virginia Department of Transportation to deliver construction engineering and inspection services for the I-95 Bridges Rehabilitation Project in Richmond, Virginia.

•	Four separate design-build contracts, with U.S. Army Corps of Engineers, Louisville District, were awarded to our design-build team with the Korte Company to provide architecture and engineering design services for Armed Forces Reserve Facilities in Oklahoma, Texas and Puerto Rico. The total construction value of the facilities is $74.0 million, while our combined fees for the projects will be $5.0 million.
Our five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision that extended the ordering period through September 2010. As of June 30, 2010, approximately $19 million is in our funded backlog related to this program, including authorization to continue a portion of previous services through September 2010. We expect work and revenue related to our current authorizations to continue through 2010.
Executive Overview
Our revenues from continuing operations were $243.4 million for the six months ended June 30, 2010, a 7% increase from the $228.4 million reported for the same period in 2009. This increase in revenue was primarily driven by $15.6 million of revenues from LPA, which was acquired in the second quarter of 2010 and increases in other key Transportation segment projects, offset by a decrease in revenue in the Federal segment.

Our earnings per diluted common share for continuing operations were $1.13 for the six months ended June 30, 2010, compared to $1.27 per diluted common share reported for the corresponding period in 2009. Our total Company earnings per diluted common share were $1.04 for the six months ended June 30, 2010, compared to $1.67 per diluted common share reported for the same period in 2009. Income from continuing operations for the six months ended June 30, 2010 was $10.2 million, compared to $11.3 million for the same period in 2009. These results were driven by a decrease in our Federal segment’s work performed on the FEMA Map Mod Program contract, a decrease in work performed for our unconsolidated joint venture in Iraq and overall lower revenue and margins in our Federal Segment. In addition, equity income from our unconsolidated subsidiary, Stanley Baker Hill, LLC (“SBH”), decreased by $1.8 million period-over-period. These decreases were offset by an increase in margins in our Transportation segment, which includes the results of LPA, and a period-over-period decrease in our incentive compensation accruals, partially offset by amortization expense for intangible assets related to the LPA acquisition. We had a loss from discontinued operations related to our former Energy segment of $0.8 million for 2010, as compared to income from discontinued operations of $3.5 million for 2009. The 2010 loss from discontinued operations was primarily attributable to the unfavorable development of legacy insurance claims related to the Energy business.
Results of Operations
Comparisons of the Three Months Ended June 30, 2010 and 2009
In this three-month discussion, unless specified otherwise, all references to 2010 and 2009 relate to the three-month periods ended June 30, 2010 and 2009, respectively.
Revenues
Our revenues totaled $131.8 million for 2010 compared to $113.3 million for 2009, reflecting an increase of $18.5 million or 16%. This increase was driven by our Transportation segment, including $15.6 million of revenues from LPA which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.
Transportation. Revenues were $72.7 million for 2010 compared to $49.7 million for 2009, reflecting an increase of $23.0 million or 46%. The following table presents Transportation revenues by client type:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$2.5	4%	$2.8	6%
State and local government	55.6	76%	40.9	82%
Domestic private industry	14.6	20%	6.0	12%

Total revenues	$72.7	100%	$49.7	100%

This increase was primarily driven by state and local government and domestic private industry revenues totaling $15.6 million from LPA, which was acquired in the second quarter of 2010. The increase was also driven by services provided as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $2.4 million, for New Jersey Department of Transportation projects of $1.9 million, and for Pennsylvania Department of Transportation projects of $1.8 million.

Federal. Revenues were $59.1 million for 2010 compared to $63.6 million for 2009, reflecting a decrease of $4.5 million or 7%. The following table presents Federal revenues by market:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$45.8	78%	$54.3	85%
State and local government	8.4	14%	3.6	6%
Domestic private industry	4.9	8%	5.7	9%

Total revenues	$59.1	100%	$63.6	100%

The decrease in our Federal segment’s revenues for 2010 was driven by a decrease of $5.6 million in federal government work performed for our unconsolidated subsidiary operating in Iraq and the net decrease in work performed on our FEMA contracts of $2.4 million as compared to 2009, partially offset by an increase of $3.1 million related to our contract to provide services for the USACE-TransAtlantic Division.
Total revenues from FEMA were $13 million and $16 million for 2010 and 2009, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. As a result of achieving certain performance levels on the FEMA Risk Map Program and FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.2 million in 2010 compared to $0.9 million for 2009.
Gross Profit
Our gross profit totaled $28.6 million for 2010 compared to $22.7 million for 2009, reflecting an increase of $5.9 million or 26%. Gross profit expressed as a percentage of revenues was 21.7% for 2010 compared to 20.0% for 2009. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs of $2.5 million, the addition of LPA’s margin and our Transportation segment’s increased revenue volume and utilization compared to 2009, partially offset by amortization expense of $0.9 million for intangible assets related to the LPA acquisition and a decrease in our Federal segment, which included a $0.7 million decrease in project incentive awards. Included in total gross profit for 2010 and 2009 were Corporate-related costs of $0.5 million and $0.4 million, respectively, which were not allocated to our segments.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.6% for 2010 compared to 27.8% for 2009, while subcontractor costs expressed as a percentage of revenues were 21.2% and 21.1% for 2010 and 2009, respectively. Expressed as a percentage of revenues, direct labor decreased as a result of a decrease in direct labor in our Transportation segment, while subcontractor costs remained consistent period over period.
Transportation. Gross profit was $16.0 million for 2010 compared to $8.9 million for 2009, reflecting an increase of $7.1 million or 79%. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs and increased revenue volume and margin improvements compared to 2009 coupled with the addition of LPA’s margin, partially offset by amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 22.0% in 2010 compared to 17.9% in 2009. Gross profit expressed as a percentage of revenues increased as a result of the decrease in incentive compensation costs totaling $1.1 million coupled with a more favorable project mix, partially offset by the aforementioned amortization expense of $0.9 million.

Federal. Gross profit was $13.1 million for 2010 compared to $14.2 million for 2009, reflecting a decrease of $1.1 million or 8%. The decrease in gross profit for 2010 is primarily attributable to a decrease revenue volume, partially offset by the decrease in incentive compensation costs. Gross profit expressed as a percentage of revenues was 22.1% in 2010 compared to 22.3% in 2009. Gross profit expressed as a percentage of revenues was unfavorably impacted by a decrease in project incentive awards of $0.7 million and margin related to project mix, compared to 2009, partially offset by a decrease in incentive compensation costs of $1.4 million.
Selling, General and Administrative Expenses (“SG&A”)
Our SG&A expenses totaled $20.3 million for 2010 compared to $16.3 million for 2009, reflecting an increase of $4.0 million or 24%. SG&A expenses increased period-over-period due to additional SG&A expenses of $3.1 million from LPA and an increase in overhead costs primarily attributable to acquisition-related fees. SG&A expenses expressed as a percentage of revenues increased to 15.4% for 2010 from 14.3% for 2009. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increased acquisition-related fees of $1.2 million and an increase related to LPA’s SG&A. This was offset by a reduction of incentive compensation accruals of $0.8 million. SG&A expenses for the Transportation segment were $11.5 million for 2010 compared to $8.5 million for 2009, reflecting an increase of $3.0 million or 35%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 15.7% for 2010 from 17.2% for 2009. SG&A expenses for the Federal segment were $8.7 million for 2010 compared to $7.2 million for 2009, reflecting an increase of $1.5 million or 20%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 14.7% for 2010 from 11.4% for 2009.
Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions and is allocated between the Transportation and Federal segments based on a three-part formula comprising revenues, assets and payroll, or based on beneficial or causal relationships. As a result of the allocation formula, SG&A directly fluctuated in relation to the increase in the Transportation segment’s business and the decrease in the Federal revenues segment’s business. Included in total SG&A for 2010 and 2009 were Corporate-related costs of $0.1 million and $0.6 million, respectively, which were not allocated to our segments.
Other Income/(Expense)
“Other income/(expense)” aggregated to income of $1.0 million for 2010 compared to income of $1.9 million for 2009. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $0.9 million for 2010 compared to $1.8 million for 2009. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH current Iraq IDIQ contract ending in September 2009 and the associated decrease in work performed as existing task orders are completed. It is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but we anticipate that it will be materially completed by September 2010. The decrease in SBH to $0.2 million for 2010 was partially offset by an increase of $0.7 million related to the addition of LPA’s joint venture, Louisiana TIMED Managers (“LTM”) during the quarter. We do not anticipate LTM to maintain this level of income going forward. Also included in “Other income/(expense)” is interest income, interest expense and other income and expense, net.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 40% and 39% for the three months ended June 30, 2010 and 2009, respectively. The variance between the U.S. federal statutory rate of 35% and our effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. During the second quarter of 2010, the Company incurred approximately $0.4 million of non-deductible acquisition related costs which were partially offset by $0.1 million in after-tax benefits related to the reversal of a portion of the valuation allowance related to foreign tax credits. The difference between the 40% effective rate and the calculated rate for the three months ended June 30, 2010 relates to the expiration of certain statute of limitations totaling $0.1 million.
Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. The net loss from discontinued operations was $0.2 million for 2010 as compared to net income from discontinued operations of $2.0 million in 2009, which represented a decrease of $2.2 million. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims related to the Energy business. Reflected in our June 30, 2010 condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in our condensed consolidated balance sheet as those insurances are written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for these insurances in our condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through June 30, 2010.
The income tax benefit attributable to discontinued operations was approximately $0.1 million in 2010, as compared to a provision for income taxes of approximately $2.2 million in 2009. The provision for income taxes in 2009 includes the normal course provisions for income taxes during the period for our former Energy operations, including income taxes in our former international operations, some of which are based on a deemed profits tax which are assessed based on revenues.
Comparisons of the Six Months Ended June 30, 2010 and 2009
In this six-month discussion, unless specified otherwise, all references to 2010 and 2009 relate to the six-month periods ended June 30, 2010 and 2009, respectively.
Revenues
Our revenues totaled $243.4 million for 2010 compared to $228.4 million for 2009, reflecting an increase of $15.0 million or 7%. This increase was driven by our Transportation segment, including $15.6 million of revenues from LPA which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.
Transportation. Revenues were $123.5 million for 2010 compared to $96.8 million for 2009, reflecting an increase of $26.7 million or 28%. The following table presents Transportation revenues by client type:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$4.8	4%	$5.4	6%
State and local government	95.0	77%	81.3	84%
Domestic private industry	23.7	19%	10.1	10%

Total revenues	$123.5	100%	$96.8	100%

This increase was primarily driven by state and local government and domestic private industry revenues totaling $15.6 million from LPA, which was acquired in the second quarter of 2010. The increase was also driven by services provided as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $4.3 million, and for the New Jersey Department of Transportation projects of $3.9 million.
Federal. Revenues were $119.9 million for 2010 compared to $131.6 million for 2009, reflecting a decrease of $11.7 million or 9%. The following table presents Federal revenues by market:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$91.5	76%	$112.2	86%
State and local government	18.1	15%	7.2	5%
Domestic private industry	10.3	9%	12.2	9%

Total revenues	$119.9	100%	$131.6	100%

The decrease in our Federal segment’s revenues for 2010 was driven by a decrease of $11.8 million in federal government work performed for our unconsolidated subsidiary operating in Iraq and the net decrease in work performed on our FEMA contracts of $8.7 million, partially offset by an increase of $4.6 million related to our contract to provide services for the USACE-TransAtlantic Division and an increase in work performed for the Alaska Department of Natural Resources of $2.8 million.
Total revenues from FEMA were $28 million and $37 million for 2010 and 2009, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. As a result of achieving certain performance levels on the FEMA Risk Map Program and FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.7 million in 2010, compared to $0.9 million recognized in 2009 for FEMA Map Mod Program.
Gross Profit
Our gross profit totaled $50.1 million for 2010 compared to $45.4 million for 2009, reflecting an increase of $4.7 million or 10%. Gross profit expressed as a percentage of revenues was 20.6% for 2010 compared to 19.9% for 2009. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation of $2.5 million, the addition of LPA’s margin and the increased revenue volume and margin improvement in our Transportation segment, partially offset by amortization expense of $0.9 million for intangible assets related to the LPA acquisition and a decrease in our Federal segment’s revenue volume and margin. Included in total gross profit for 2010 and 2009 were Corporate-related costs of $0.4 million and $0.5 million, respectively, which were not allocated to our segments.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.7% for 2010 compared to 27.2% for 2009, while subcontractor costs expressed as a percentage of revenues were 21.4% and 20.0% for 2010 and 2009, respectively. Expressed as a percentage of revenues, direct labor decreased, while subcontractor costs increased period over period.
Transportation. Gross profit was $24.7 million for 2010 compared to $17.1 million for 2009, reflecting an increase of $7.6 million or 45%. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs and improved revenue volume compared to 2009 coupled with the addition of LPA’s margin, partially offset by amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 20.0% in 2010 compared to 17.6% in 2009. Gross profit expressed as a percentage of revenues increased as a result of increased margin related to project mix, as well as a decrease in incentive compensation costs totaling $1.1 million, partially offset by the aforementioned amortization expense of $0.9 million.

Federal. Gross profit was $25.8 million for 2010 compared to $28.8 million for 2009, reflecting a decrease of $3.0 million or 10%. The decrease in gross profit for 2010 is primarily attributable to a decrease in revenue volume, partially offset by the decrease in incentive compensation costs. Gross profit expressed as a percentage of revenues was 21.5% in 2010 compared to 21.9% in 2009. Gross profit expressed as a percentage of revenues was unfavorably impacted by a decrease in margin related to project mix, partially offset by a decrease in incentive compensation costs totaling $1.4 million, compared to 2009.
Selling, General and Administrative Expenses (“SG&A”)
Our SG&A expenses totaled $34.9 million for 2010 compared to $29.8 million for 2009, reflecting an increase of $5.1 million or 17%. SG&A expenses increased period-over-period due to additional SG&A expenses of $3.1 million from LPA and an increase in corporate overhead costs primarily attributable to acquisition-related fees. SG&A expenses expressed as a percentage of revenues increased to 14.3% for 2010 from 13.1% for 2009. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increased acquisition-related fees of $1.6 million. This was offset by a reduction of incentive compensation accruals of $1.4 million. SG&A expenses for the Transportation segment were $18.6 million for 2010 compared to $14.2 million for 2009, reflecting an increase of $4.4 million or 31%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 15.0% for 2010 from 14.7% for 2009. SG&A expenses for the Federal segment were $16.2 million for 2010 compared to $15.0 million for 2009, reflecting an increase of $1.2 million or 9%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 13.5% for 2010 from 11.4% for 2009 driven in part by the Federal segment’s decreased revenue volume. Included in total SG&A for 2010 and 2009 were Corporate-related costs of less than $0.1 million and $0.6 million, respectively, which were not allocated to our segments.
Other Income/(Expense)
“Other income/(expense)” aggregated to income of $1.7 million for 2010 compared to income of $3.0 million for 2009. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $1.6 million for 2010 compared to $2.8 million for 2009. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH’s current Iraq IDIQ contract ending in September 2009 and the associated decrease in work performed as existing task orders are completed. It is not anticipated that further contract funding will be added to this contract vehicle. Current funded task order work may be extended but we anticipate that it will be materially completed by September 2010. The decrease in SBH to $0.9 million for 2010 was partially offset by an increase of $0.7 million related to the addition LTM during the period. We do not anticipate LTM to maintain this level of income going forward. Also included in “Other income/(expense)” are nominal amounts of interest income, interest expense and other miscellaneous income and expenses.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 39.0% for the six months ended June 30, 2010 and 2009. The variance between the U.S. federal statutory rate of 35% and our effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. During 2010, the Company incurred approximately $0.8 million of non-deductible acquisition related costs which were offset by nearly $0.4 million in after-tax benefits related to the reversal of a portion of the valuation allowance related to foreign tax credits. The difference between the 39% effective rate and the calculated rate for the six months ended June 30, 2010 relates to the expiration of certain statute of limitations totaling $0.1 million.

Loss/Income from Discontinued Operations
The net loss from discontinued operations was $0.8 million for 2010 as compared to net income from discontinued operations of $3.5 million in 2009, which represented a decrease of $4.3 million. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims related to the Energy business.
The income tax benefit attributable to discontinued operations was approximately $0.5 million in 2010, as compared to a provision for income taxes of approximately $4.2 million in 2009. The provision for income taxes in 2009 includes the normal course provisions for income taxes during the period for our former Energy operations, including income taxes in our former international operations, some of which are based on a deemed profits tax which are assessed based on revenues.
Contract Backlog

	As of
	June 30,	December 31,
(In millions)	2010	2009

Funded	$577.1	$461.3
Unfunded	1,026.7	963.9

Total	$1,603.8	$1,425.2

As of June 30, 2010, our funded backlog consisted of $411 million for our Transportation segment and $166 million for the Federal segment. Included in total backlog as of June 30, 2010 was $107 million of funded backlog related to LPA. Of our total funded backlog as of June 30, 2010, approximately $310 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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
In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of June 30, 2010, approximately $28 million is in our funded backlog and $545 million is in our unfunded backlog related to this program.
As of June 30, 2010 and December 31, 2009, approximately $19 million and $40 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however,

FEMA added a contract provision that extended the ordering through September 2010. We do not anticipate realizing most of the remaining contract balance ($191 million as of June 30, 2010); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect work and revenue related to our current authorizations to continue through 2010.
Liquidity and Capital Resources
We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents, and investments; cash generated by operations; and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $60 million through October 1, 2011. We disbursed $52.4 million related to the LPA acquisition in May 2010. As of June 30, 2010 and December 31, 2009, we had $52.4 million and $105.3 million of cash and cash equivalents, respectively, and $113.6 million and $154.4 million in working capital, respectively. As of June 30, 2010 and December 31, 2009, we had $2.0 million and $2.5 million of short-term investments, respectively, and $13.6 million and $2.2 million of available for sale securities, respectively. Our available capacity under our $60.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $52.0 million (87% availability) and $50.6 million (84% availability) as of June 30, 2010 and December 31, 2009, respectively. Our current ratios were 1.92 to 1 and 2.59 to 1 as of June 30, 2010 and December 31, 2009, respectively.
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of June 30, 2010 and December 31, 2009, $20.4 million and $19.5 million, respectively, of our accounts payable balance comprised invoices with “pay-when-paid” terms. Due to the current economic environment, we anticipate that our customers’ inability to access capital could impact project activity for 2010 and may impact certain customers’ ability to compensate us for our services.
Cash Provided by Operating Activities
Cash provided by operating activities was $4.1 million and $22.1 million for six months ended June 30, 2010 and 2009, respectively.
Our cash provided by operating activities for 2010 resulted primarily from net income of $9.9 million. Unfavorably impacting our cash provided by operating activities was an increase in our accounts receivable, unbilled revenues, net of billings in excess balance and other assets. This increase in our unbilled revenues, net of billings in excess balance was the result of increased revenue activity in the last month of the second quarter of 2010. Other assets primarily increased related to the timing of disbursements for certain prepaid expenses.
Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, was 81 days as of both year-end 2009 and June 30, 2010
Cash Used in Investing Activities
Cash used in investing activities was $57.0 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. We disbursed $52.4 million related to the LPA acquisition in May 2010,which is reflected as an outflow for the six months ended June 30, 2010. Conversely, $10.0 million related to a net asset adjustment provision in the terms of the Energy Sale was received in 2010, and is reflected as an inflow for the six months ended June 30, 2010. Cash used in investing activities for 2010 reflects $11.5 million related to the purchase of available-for-sale securities partially offset by cash inflows of $0.5 million related to the maturity of short-term investments.
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
Cash Used In/Provided by Financing Activities
Our financing activities primarily related to payments on capital lease obligations partially offset by the proceeds from the exercise of stock options.
Credit Agreement
Our Credit Agreement is with a consortium of financial institutions and provides for a commitment of $60.0 million through October 1, 2011. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit (“LOCs”) not to exceed $20.0 million. As of June 30, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and the outstanding LOCs were $8.0 million and $9.4 million, respectively.
The Credit Agreement provides for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing is not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit.
Although only $8.0 million of our credit capacity was utilized under this facility as of June 30, 2010, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary. We intend to negotiate an extension or modification of the Credit Agreement beyond October 1, 2011 by the end of the third quarter of 2010 and may explore augmenting its capacity as part of that process.
Financial Condition & Liquidity
As of June 30, 2010, we had $52.4 million of cash and cash equivalents. In response to the turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, starting in 2009, the determination was made to maintain the majority of our cash and investments balances in certificates of deposit, highly rated bonds and money market funds. As the global credit markets continue to stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment given the Company’s strategy of growth organically and through acquisitions. We principally maintain our cash and cash equivalents, certificates of deposit and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents, certificates of deposit and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.

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
On May 3, 2010, we entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of LPA for $59.5 million. This transaction was funded with approximately $51.4 million of cash on hand and approximately $8.1 million of our stock. The transaction was subject to a working capital adjustment provision resulting in an additional payment of approximately $1.1 million to the former shareholders in June 2010. LPA is an engineering, architectural and planning firm specializing in the construction of airports, highways, bridges and other transportation infrastructure primarily in the southeastern United States. The majority of their clients are state and local governments, as well as construction companies that serve those markets. The acquisition was consummated because it contributes to our long-term strategic plan by enabling us to expand geographically into the southeastern United States. Additionally, this transaction strengthens our expertise in aviation, design-build and construction management services in state and local transportation markets. We anticipate continuing to utilize our cash, investments, equity and borrowing capacity for strategic acquisitions of firms that would enhance our current service offerings or allow us to expand our operations geographically, most likely domestically, in order to continue to grow our business.
If we commit to funding future acquisitions, we may need to issue debt securities, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. Additionally, we currently intend to extend or restructure our current credit agreement during the third quarter of 2010. In the current credit environment, it is possible that such an action could unfavorably impact the pricing under our Credit Agreement. In addition, if we were to pursue other financing vehicles, it is likely that the pricing of such a credit vehicle would be higher than that currently available to us under the existing Credit Agreement. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.
Contractual Obligations and Off-Balance Sheet Arrangements
There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2009 Form 10-K, except as noted related to the LPA acquisition. The acquisition of LPA increased our obligations for operating leases by approximately $12 million ratably over the next five years and capital leases obligations as June 30, 2010 were $0.8 million.
Critical Accounting Estimates
The follow disclosure for goodwill and fair value has been updated from our 2009 Form 10-K to include intangible assets that became significant with the LPA acquisition.

Goodwill and Intangible Assets
We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business has been allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future revenues and market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
During the second quarter of each year and in certain other circumstances, we perform a valuation of the goodwill associated with our business. To the extent that the fair value of the business, including the goodwill, is less than the recorded value, we would write down the value of the goodwill. The valuation of the goodwill is affected by, among other things, our business plans for the future and estimated results of future operations. Changes in our business plans and/or in future operating results may have an impact on the valuation of the assets and therefore could result in our recording a related impairment charge.
There were no other material changes in the critical accounting estimates disclosed in our 2009 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, the Company completed the acquisition of LPA. We are in the process of integrating LPA. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to LPA as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in our 2009 Form 10-K.
Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

Exhibit No.	Description
4.1	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

10.1	Michal Baker Corporation Long-Term Incentive Plan, filed as Exhibit B to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2010, and incorporated herein by reference.*

10.2	Form of Michal Baker Corporation Long-Term Incentive Plan, Restricted Stock Agreement between Joseph R. Beck, David G. Higie, James M. Kempton, Samuel C. Knoch, G. John Kurgan, Bradley L. Mallory, H. James McKnight, Edward L. Wiley, Michael Ziemianski and Michael J. Zugay, filed herewith.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION
/s/ Michael J. Zugay	Dated: August 5, 2010
Michael J. Zugay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)