Form 10-Q
period 2010-09-30
BAKER MICHAEL CORP
filed 2010-11-04
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of October 31, 2010:
Common Stock 9,222,814 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
| | | |
Revenues	$135,573	$110,153	$378,989	$338,560
Cost of work performed	105,311	87,914	298,610	270,955

Gross profit	30,262	22,239	80,379	67,605
Selling, general and administrative expenses	22,499	14,716	57,354	43,957

Operating income	7,763	7,523	23,025	23,648
Other income/(expense):
Equity income from unconsolidated subsidiaries	496	3,498	2,055	6,243
Interest income	106	50	301	119
Interest expense	(29)	(6)	(71)	(24)
Other, net	54	(146)	39	143

Income before noncontrolling interest and income taxes	8,390	10,919	25,349	30,129
Less: (Income)/loss attributable to noncontrolling interest	(6)	(5)	(496)	33

Income before income taxes	8,384	10,914	24,853	30,162
Provision for income taxes	3,353	3,957	9,652	11,449

Net income from continuing operations attributable to Michael Baker Corporation	5,031	6,957	15,201	18,713
(Loss)/income from discontinued operations, net of tax	(682)	4,864	(1,478)	8,131
Loss on sale of discontinued operations, net of tax	—	(4,509)	—	(4,509)
Less: Net income attributable to noncontrolling interest	—	(34)	—	(169)

Net (loss)/income from discontinued operations attributable to Michael Baker Corporation	(682)	321	(1,478)	3,453

Net income attributable to Michael Baker Corporation	4,349	7,278	13,723	22,166

Other comprehensive income	23	1,779	18	2,016

Comprehensive income attributable to Michael Baker Corporation	$4,372	$9,057	$13,741	$24,182

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.56	$0.78	$1.70	$2.12
Diluted E.P.S. — Continuing operations	0.54	0.78	1.67	2.10
Basic E.P.S. — Net income	0.49	0.82	1.54	2.51
Diluted E.P.S. — Net income	$0.47	$0.81	$1.51	$2.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share amounts)	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$75,619	$105,259
Short term investments	1,250	2,500
Available for sale securities	9,481	2,155
Proceeds receivable — Energy sale	—	9,965
Receivables, net of allowances of $682 and $723, respectively	81,342	76,455
Unbilled revenues on contracts in progress	62,940	49,605
Prepaid expenses and other	7,175	5,407

Total current assets	237,807	251,346

Property, Plant and Equipment, net	17,133	12,578
Other Long-term Assets
Goodwill	53,161	9,626
Other intangible assets, net	16,352	76
Other long-term assets	5,987	5,218

Total other long-term assets	75,500	14,920

Total assets	$330,440	$278,844

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$42,425	$31,948
Accrued employee compensation	24,512	23,000
Accrued insurance	11,462	9,576
Billings in excess of revenues on contracts in progress	21,102	19,102
Deferred income tax liability	6,012	3,958
Income taxes payable	712	1,355
Other accrued expenses	11,567	8,050

Total current liabilities	117,792	96,989

Long-term Liabilities
Deferred income tax liability	7,900	346
Other long-term liabilities	7,493	7,769

Total liabilities	133,185	105,104

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,718,358 and 9,402,835, respectively	9,718	9,403
Additional paid-in capital	59,163	49,989
Retained earnings	132,858	119,135
Accumulated other comprehensive loss	(315)	(333)
Less - 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	196,663	173,433
Noncontrolling interest	592	307

Total shareholders’ investment	197,255	173,740

Total liabilities and shareholders’ investment	$330,440	$278,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2010	2009

Cash Flows from Operating Activities
Net income	$14,219	$22,302
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(income) from discontinued operations	1,478	(3,622)
Depreciation and amortization	6,577	4,604
Changes in assets and liabilities:
Decrease in receivables	3,649	1,699
Increase in unbilled revenues and billings in excess, net	(4,480)	(1,277)
Increase in other net assets	(1,736)	(3,770)
Increase/(decrease) in accounts payable	2,585	(5,682)
Increase in accrued expenses	899	13,891

Net cash provided by continuing operations	23,191	28,145
Net cash provided by discontinued operations	177	8,936

Net cash provided by operating activities	23,368	37,081

Cash Flows from Investing Activities
Additions to property, plant and equipment	(4,360)	(5,739)
Maturity of short-term investments, net	1,250	—
Cash portion of LPA acquisition	(52,381)	—
Purchase of available-for-sale securities, net	(7,326)	—

Net cash used in continuing operations	(62,817)	(5,739)
Net cash provided by/(used in) discontinued operations	9,965	(7,236)

Net cash used in investing activities	(52,852)	(12,975)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	50	405
Payments on capital lease obligations	(206)	(193)

Net cash (used in)/ provided by continuing operations	(156)	212
Net cash used in discontinued operations	—	(7)

Net cash (used in)/provided by financing activities	(156)	205

Net (decrease)/increase in cash and cash equivalents	(29,640)	24,311
Cash and cash equivalents, beginning of period	105,259	49,050

Cash and cash equivalents, end of period	$75,619	$73,361

Supplemental Disclosures of Cash Flow Data
Common stock issued in LPA acquisition, 226,447 shares	$8,062	$—
Interest paid	18	14
Income taxes paid	11,105	18,398

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
On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of these dispositions, the results of the Company’s former Energy segment, (“Baker Energy”), have been reclassified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows.

3. LPA ACQUISITION
On May 3, 2010, the Company entered into the SPA to acquire 100% of the outstanding shares of LPA for $59.5 million, subject to a net working capital adjustment. The Company paid approximately $51.4 million from existing cash and cash equivalents and issued 226,447 shares of the Company’s common stock. The fair market value of the stock on the acquisition date approximated $8.1 million based on the closing price of $35.60 per share on May 3, 2010. The net working capital adjustment was subsequently settled in June 2010 resulting in approximately $1.1 million in additional funds paid to the former shareholders of LPA. Of the total purchase price, approximately $6.0 million of the Michael Baker Corporation common shares were placed in escrow at closing in order to secure potential indemnification obligations of former owners of LPA to the Company for a period of 18 months subsequent to the closing. Approximately $1.7 million of acquisition-related costs are included in the results of operations as selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2010.
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
The following table summarizes the final allocation of the fair value of the purchase price for the acquisition as of May 3, 2010:

(In thousands)	Fair Value

Receivables	$12,046
Unbilled revenues on contracts in progress	12,105
Prepaid expenses and other	2,466
Property, Plant and Equipment	3,950
Goodwill	43,535
Other intangible assets	19,260
Accounts payable	(7,872)
Billings in excess of revenues on contracts in progress	(5,250)
Other accrued expenses	(8,907)
Deferred income tax liability	(10,772)

The following table summarizes the final estimates of the fair values and amortizable lives of the identifiable intangible assets acquired in conjunction with the acquisition of LPA on May 3, 2010:

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
The results of operations for LPA from May 3, 2010 to September 30, 2010 are included in the Company’s unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2010, with LPA contributing revenues of $23.4 million and $39.0 million and net income of $0.8 million and $1.0 million, respectively.
The unaudited pro-forma financial information summarized in the following table gives effect to the LPA acquisition and assumes that it occurred on January 1st of each period presented:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Continuing operations
Revenues	$135,573	$133,313	$414,838	$406,643
Net income	5,031	7,720	17,093	18,440
Diluted earnings per share	$0.54	$0.84	$1.86	$2.01

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

4. EARNINGS PER COMMON SHARE
The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Net income from continuing operations attributable to Michael Baker Corporation	$5,031	$6,957	$15,201	$18,713
Net (loss)/income from discontinued operations attributable to Michael Baker Corporation	(682)	321	(1,478)	3,453

Net income attributable to Michael Baker Corporation	$4,349	$7,278	$13,723	$22,166

Basic:
Weighted average shares outstanding	8,949	8,859	8,919	8,849
Earnings/(loss) per share:
Continuing operations	$0.56	$0.78	$1.70	$2.12
Discontinued operations	(0.07)	0.04	(0.17)	0.39

Total	$0.49	$0.82	$1.54	$2.51

Diluted:
Effect of dilutive securities — Contingently issuable shares and stock based compensation	324	80	195	79
Weighted average shares outstanding	9,273	8,939	9,114	8,928
Earnings/(loss) per share:
Continuing operations	$0.54	$0.78	$1.67	$2.10
Discontinued operations	(0.07)	0.03	(0.16)	0.38

Total	$0.47	$0.81	$1.51	$2.48

For the three and nine months ended September 30, 2010, 48,000 Company stock options were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares, as compared to 16,000 and 32,000 for the three and nine months ended September 30, 2009, respectively.
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

The Company evaluates the performance of its segments primarily based on income from operations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications, and other Corporate functions. Corporate overhead is allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor.
The following tables reflect disclosures for the Company’s business segments:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2010	2009	2010	2009

Revenues
Transportation	$80.1	$50.3	$203.6	$147.1
Federal	55.5	59.9	175.4	191.5

Total revenues	$135.6	$110.2	$379.0	$338.6

Gross Profit
Transportation	$18.6	$9.4	$43.3	$26.5
Federal	12.2	13.0	38.0	41.8
Corporate	(0.5)	(0.2)	(0.9)	(0.7)

Total gross profit	30.3	22.2	80.4	67.6

Less: SG&A
Transportation	(14.4)	(8.0)	(33.0)	(22.2)
Federal	(8.1)	(6.7)	(24.3)	(21.7)
Corporate	—	—	(0.1)	(0.1)

Total SG&A	(22.5)	(14.7)	(57.4)	(44.0)

Total operating income
Transportation	4.2	1.4	10.3	4.3
Federal	4.1	6.3	13.7	20.1
Corporate	(0.5)	(0.2)	(1.0)	(0.8)

Total operating income	$7.8	$7.5	$23.0	$23.6

	As of
	September 30,	December 31,
(In millions)	2010	2009

Segment assets:
Transportation	$173.4	$81.7
Federal	66.1	64.0
Corporate	85.9	125.8
Discontinued operations	5.0	7.3

Total	$330.4	$278.8

The Federal segment had equity investments in unconsolidated subsidiaries of $1.2 million and $2.0 million as of September 30, 2010 and December 31, 2009, respectively, and income from its unconsolidated subsidiaries of $0.3 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively and $1.2 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Transportation segment had equity investments in unconsolidated subsidiaries of $0.1 million as of September 30, 2010 and income from its unconsolidated subsidiaries of $0.2 million for the three months ended September 30, 2010 and $0.9 million for the nine months ended September 30, 2010.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2010	2009	2010	2009

Provision/(benefit) for income taxes:
Continuing operations	$3,353	$3,957	$9,652	$11,449
Discontinued operations	(401)	(9,334)	(855)	(5,371)

Provision/(benefit) for income taxes	$2,952	$(5,377)	$8,797	$6,078

The Company’s full-year forecasted effective income tax rate for continuing operations was 39% for the nine months ended September 30, 2010 and 2009. The difference between the Company’s full-year effective income tax rate of 39% and the calculated rate used in the Company’s Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 is due to the benefit from the expiration of certain statutes of limitations totaling $0.1 million. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2009 was 35.0%. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the nine months ended September 30, 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversal of a portion of the Company’s valuation allowance related to foreign tax credits of $0.3 million. The Company incurred approximately $0.8 million of non-deductible acquisition related costs during 2010.
The Company’s reserve for uncertain tax positions totaled approximately $2.9 million and $3.0 million as of September 30, 2010 and December 31, 2009, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its Condensed Consolidated Statements of Income. As of September 30, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $1.1 million, a decrease of approximately $0.2 million from December 31, 2009.
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
As of September 30, 2010, the Company held cash equivalents as investments in money market funds totaling $20.6 million, short-term investments in certificates of deposit totaling $1.3 million and available-for-sale securities in highly-rated corporate and U.S. federally-sponsored agency bonds totaling $9.5 million in accounts held by major banks and financial institutions.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2010

Cash equivalents	$20,582	$20,582	$—	$—
Short-term investments	1,250	1,250	—	—
Available-for-sale securities	9,481	9,481	—	—

Total cash equivalents and investments	$31,313	$31,313	$—	$—
Percent to total	100%	100%	—	—

December 31, 2009

Cash equivalents	$58,000	$58,000	$—	$—
Short-term investments	2,500	2,500	—	—
Available-for-sale securities	2,155	—	2,155	—

Total cash equivalents and investments	$62,655	$60,500	$2,155	$—
Percent to total	100%	97%	3%	—

A portion of the Company’s available-for-sale securities as of December 31, 2009 were municipal bonds that are classified within Level 2 of the valuation hierarchy as readily observable market parameters are available from the financial institution that manages these securities. Those observable market parameters are used as the basis of the fair value measurement.

8. COMMITMENTS & CONTINGENCIES
Commitments
The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of September 30, 2010 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$7.5
Other	0.5
Performance and payment bonds*	14.3

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.
The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of September 30, 2010, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of September 30, 2010. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the Company’s September 30, 2010 unaudited condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in the Company’s Condensed Consolidated Balance Sheet as those insurances are written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for these insurances in our condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through September 30, 2010.
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
On June 1, 2009, at the urging of BCRRT, MB Jr. and MKM (hereinafter the “BCRRT Team”), the County sent a letter to the Army requesting that it begin the process of releasing ACF to cover additional costs of munitions response, and on June 26, 2009 the Army responded by requesting documentation of the costs incurred to date. On September 1, 2009, the BCRRT Team submitted this additional documentation to the County, and the County promptly sent this information to the Army. On October 20, 2009 the Army responded to the County’s request for ACF denying payment. The BCRRT Team strenuously disagrees with the Army’s reasons for doing so. In December of 2009, the BCRRT Team met with the Army and the Army requested that the BCRRT Team provide more information regarding cost documentation already submitted and additional cost documentation in order to update the ACF claim through December of 2009. This information and cost documentation was provided in January of 2010. In April of 2010, the Army indicated that it would respond regarding the ACF claim within the next one-hundred and twenty (120) days. However, the Army has not yet responded and the parties’ focus has been on the contingent settlement agreement discussed below
On September 4, 2009, MKM suspended munitions response work on the site due to lack of funding. On September 11, 2009, the County notified BCRRT, MB Jr. and MKM that the County believed BCRRT, MB Jr. and MKM were in breach of their obligations under their agreements, based on MKM’s anticipated failure to complete work in the central impact target area (“CITA”) portion of the Property by October 1, 2009 in accordance with an interim schedule set by WDOE. BCRRT requested and received an extension of the completion date for the CITA work to November 4, 2009, but the CITA work was not completed by that date. MB Jr’s. current position is that the CITA work completion date set by WDOE is not required by its contract. In late November of 2009, the BCRRT Team suspended work on the Bonneville site due to onset of winter weather.

In addition to the availability of ACF as a possible avenue of financial relief, the Army has retained responsibility for certain conditions which are unknown and not reasonably expected based on the information the Army provided to the County and its contractors during the negotiation of the ESCA. The BCRRT Team finalized and submitted a claim to the Army based upon Army Retained Conditions in January of 2010. This claim has not been addressed and the parties focus has been on the contingent settlement agreement discussed below.
MB Jr. has engaged outside counsel to assist in this matter. Counsel, on behalf of MB Jr, has been in discussions with the County, the Army, WDOE, BCRRT, and MKM, and on July 13, 2010 a contingent settlement agreement was reached between the County, BCRRT and MKM regarding the project. This agreement contemplates the resolution of the issues regarding the work on the project to date and is contingent upon, among other matters, an agreement being reached between the Army and the County regarding the remaining work. At this time it is too early to determine if the contingencies in the settlement agreement will be satisfied and hence the matter’s outcome and ultimate financial impact on MB Jr., although to date all parties appear focused on resolving the matter.
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
Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. The Company is pursuing a claim in the Reliance liquidation and believes that some recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company was notified in December 2009 that it would be receiving a $140,000 distribution from Reliance, which was subsequently received in January 2010. This amount was recognized in 2009 and was recorded as a receivable as of December 31, 2009. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company had no other related receivables recorded from Reliance as of September 30, 2010 and December 31, 2009.
9. LONG-TERM DEBT AND BORROWING AGREEMENTS
On September 30, 2010, the Company entered into a new Credit Agreement. The Company’s new Credit Agreement is with a consortium of financial institutions and provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The new arrangement increases the Company’s credit capacity by $65 million. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of September 30, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.1 million and $9.4 million, respectively.
Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the nine months ended September 30, 2010 and 2009.
The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement also contains usual and customary negative covenants for a credit facility and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable. As of September 30, 2010, the Company was in compliance with the covenants under the Credit Agreement.
10. STOCK-BASED COMPENSATION
As of September 30, 2010, the Company has two active equity incentive plans under which stock awards can be issued as well as an expired plan under which stock options previously granted remain outstanding and exercisable. Under the 2010 Michael Baker Corporation Long-Term Incentive Plan (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units, and other stock-based awards, for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the 1995 Stock Incentive Plan (the “1995 Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Unless otherwise established under the 1995 Plan, one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan. Under these plans, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares and to receive all dividends and other distributions. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.
As of September 30, 2010 and December 31, 2009, the restrictions had not lapsed on 24,000 and 36,000, shares, respectively, of the Company’s restricted stock awarded under the Directors’ Plan. As of September 30, 2010 the restrictions had not lapsed on 70,914 shares of the Company’s restricted stock awarded under the Long-Term Plan. As of both September 30, 2010 and December 31, 2009, all outstanding options were fully vested under the Directors’ Plan and the expired 1995 Plan. There were 98,301 and 104,463 exercisable options under the Directors’ Plan and the expired 1995 Plan as of September 30, 2010 and December 31, 2009, respectively. Unearned compensation related to restricted stock awards was approximately $2,673,000 as of September 30, 2010.
The following table summarizes all stock options outstanding for the Directors’ Plan and the expired 1995 Plan:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2009	104,463	$22.87	$1,935,885	5.3
Options granted	16,000	37.23
Options exercised	(6,162)	8.16

Balance at September 30, 2010	114,301	$25.67	$1,094,334	5.5

As of September 30, 2010, no shares of the Company’s Common Stock remained available for future grants under the expired Plan, while 429,086 shares were available for future grants under the Long-Term Plan and 103,000 shares were available for future grants under the Directors’ Plan.
The following table summarizes information about stock options outstanding under the Directors’ Plan and the expired 1995 Plan as of September 30, 2010:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$6.25 - $8.55	9,267	1.8	$8.54	9,267	$8.54
$10.025 - $15.625	33,034	1.7	14.33	33,034	14.33
$20.16 - $26.86	24,000	5.8	22.43	24,000	22.43
$37.225 - $40.455	48,000	8.8	38.40	32,000	38.99

Total	114,301	5.5	$25.67	98,301	$23.79

(1)	Average life remaining in years.
During the second quarter of 2008, the Company issued 40,000 SARs, which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model. Based on the fair value of these SARs, the Company anticipates recording additional expense ratably through the second quarter of 2011 of approximately $140,000.

The Company recognized total stock based compensation expense related to its restricted stock, options and SARs of $411,000 and $167,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,011,000 and $853,000 for the nine months ended September 30, 2010 and 2009, respectively.
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
11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible asset, net	Transportation	Federal	Total

Balance, December 31, 2009	$—	$76	$76
Purchase of LPA	19,260	—	19,260
Less: Amortization	(2,961)	(23)	(2,984)

Balance, September 30, 2010	$16,299	$53	$16,352

Goodwill	Transportation	Federal	Total

Balance, December 31, 2009	$8,916	$710	$9,626
Purchase of LPA	43,535	—	43,535

Balance, September 30, 2010	$52,451	$710	$53,161

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company performs its annual evaluation of the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2010 and 2009.
The following table summarizes the Company’s other intangible assets balance as of September 30, 2010:

	Acquisition	Accumulated	Carrying
(In thousands)	Date Fair Value	Amortization	Value

Project backlog	$10,489	$2,684	$7,805
Customer contracts and related relationships	6,720	459	6,261
Non-competition agreements	2,500	521	1,979
Trademark / trade name	400	93	307

Total	$20,109	$3,757	$16,352

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $2,984,000 and $66,000 for the nine months ended September 30, 2010 and 2009, respectively.

Estimated future amortization expense for other intangible assets as of September 30, 2010 is as follows:

(In thousands)

For the three months ending December 31, 2010	$1,783
Fiscal year 2011	6,950
Fiscal year 2012	4,002
Fiscal year 2013	1,794
Fiscal year 2014	1,823

Total	$16,352

12. SHAREHOLDERS’ INVESTMENT
The following table presents the change in total shareholders’ investment for the nine months ended September 30, 2010.

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total

Balance, December 31, 2009	$173,433	$307	$173,740

Net income	13,723	496	14,219
Stock options exercised	50	—	50
Options granted	315	—	315
Stock appreciation rights	365	—	365
Common stock issuance related to LPA acquisition	8,062	—	8,062
Amortization of restricted stock	697	—	697
Profit distribution	—	(211)	(211)
Other comprehensive income:
Unrealized gain on investments	18	—	18

Total other comprehensive income	18	—	18

Balance, September 30, 2010	$196,663	$592	$197,255

13. RELATED PARTY TRANSACTION
As part of the LPA transaction, the Company agreed to continue two leases (Columbia, South Carolina and Norcross, Georgia) for one year at above market rates with the former primary owners of The LPA Group Incorporated. The Columbia, South Carolina lease was the larger of the two leases and was renegotiated and extended at current market rates in September 2010.
14. RECENT ACCOUNTING PRONOUNCEMENTS
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
We have significantly increased our revenues from U.S. federal government contracting over the past several years and continue to view this as an important market, particularly the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). The Department of Homeland Security’s Federal Emergency Management Agency (“FEMA”), awarded BakerAECOM, LLC (“BakerAECOM”), a Delaware limited liability company of which we are the managing member, an Indefinite-Delivery/Indefinite-Quantity (“IDIQ”) contract for Production and Technical Services for FEMA’s Risk Mapping, Analysis and Planning Program (“Risk MAP Program”) on March 9, 2009. The resultant performance-based contract has a 60-month term with a 12-month base period and four, 12-month option periods with a maximum contract value of $600 million. In February 2009, the United States (“U.S.”) Congress passed the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects through December 31, 2010. We have benefited from work that the Federal government, as well as state and local governments, have procured as a result of this legislation, particularly in transportation design and construction phase services. In March 2010, the current legislation for transportation — the Safe,

Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) was extended by Congress through December 31, 2010. This extension assures continued funding for transportation infrastructure projects through the remainder of 2010.
Our significant contracts awarded during 2010 include:
•	An approximately $75.0 million IDIQ contract, which is for one year and may be extended by up to four additional years, was awarded by the Naval Facilities Engineering Command to provide architectural and engineering services for Multimedia Environmental Compliance Engineering Support to the Navy and other Department of Defense entities.
•	A $14.9 million, four-year contract with the Virginia Department of Transportation to deliver construction engineering and inspection services for the I-95 Bridges Rehabilitation Project in Richmond, Virginia.
•	An $8.9 million, three-year project with the Indiana Department of Transportation and the Kentucky Transportation Cabinet to provide construction oversight services for the Milton-Madison Ohio River Bridge project.
•	A 12-month, $6.7 million contract with the Arizona Department of Transportation to design three miles of new freeway in the cities of Glendale and Surprise, west of Phoenix, Arizona.
•	Four separate design-build contracts, with U.S. Army Corps of Engineers, Louisville District, were awarded to our design-build team with the Korte Company to provide architecture and engineering design services for Armed Forces Reserve Facilities in Oklahoma, Texas and Puerto Rico. The total construction value of the facilities is $74.0 million, while our combined fees for the projects will be $5.0 million.
In addition, Baker is the lead architectural and engineering firm on a Kiewit-Mortenson joint venture. The Kiewit-Mortenson joint venture is one of seven companies to be awarded a multiple award construction contract (“MACC”) by the Naval Facilities Engineering Command (“NAVFAC”) Pacific to compete for design and construction projects on Guam and other areas in the NAVFAC Pacific area. The total capacity of the combined MACC contract for construction of facilities and infrastructure is $4.0 billion with each of the seven contracts being for a 12-month base period with four, one-year option periods.
Our five-year IDIQ contract with FEMA for up to $750 million to serve as the program manager to develop, plan, manage, implement, and monitor the Multi-Hazard Flood Map Modernization Program (“FEMA Map Mod Program”) for flood hazard mitigation across the U.S. and its territories was scheduled to conclude on March 10, 2009. FEMA added a contract provision that extended the ordering period through September 2010. As of September 30, 2010, approximately $15 million is in our funded backlog related to this program. We expect work and revenue related to our current authorizations to continue through 2011.
Discontinued Operations — Energy
In our 2009 filings, we presented an Engineering and an Energy business segment; our former Energy segment, (“Baker Energy”), provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three and nine months ended

September 30, 2010 and 2009 give effect to the dispositions.
Executive Overview
Our revenues from continuing operations were $379.0 million for the nine months ended September 30, 2010, a 12% increase from the $338.6 million reported for the same period in 2009. This increase in revenue was primarily driven by $39.0 million of revenues from LPA, which was acquired in the second quarter of 2010 and increases in other key Transportation segment projects, offset by a decrease in revenue in our Federal segment.
Our earnings per diluted common share for continuing operations were $1.67 for the nine months ended September 30, 2010, compared to $2.10 per diluted common share reported for 2009. Our total Company earnings per diluted common share were $1.51 for the nine months ended September 30, 2010, compared to $2.48 per diluted common share reported for the same period in 2009. Income from continuing operations for the nine months ended September 30, 2010 was $15.2 million, compared to $18.7 million for the same period in 2009. These results were driven by a decrease in our Federal segment’s work performed on the FEMA Map Mod Program contract, a decrease in work performed for our unconsolidated joint venture in Iraq and an overall decrease in revenues in our Federal Segment. In addition, income from our unconsolidated subsidiary, Stanley Baker Hill, LLC (“SBH”), decreased by $5.1 million period over period. These decreases were offset by an increase in revenues and margins in our Transportation segment, which includes the results of LPA, and a year-over-year decrease in our incentive compensation costs, partially offset by amortization expense for intangible assets related to the LPA acquisition. We had a loss from discontinued operations related to our former Energy segment of $1.5 million for 2010, as compared to income from discontinued operations of $3.5 million for 2009. The 2010 loss from discontinued operations was primarily attributable to the unfavorable development of legacy insurance claims and foreign tax accruals related to our former Energy business.
Results of Operations
Comparisons of the Three Months Ended September 30, 2010 and 2009
     In this three-month discussion, unless specified otherwise, all references to 2010 and 2009 relate to the three-month periods ended September 30, 2010 and 2009, respectively.
Revenues
Our revenues totaled $135.6 million for 2010 compared to $110.2 million for 2009, reflecting an increase of $25.4 million or 23%. This increase was driven by our Transportation segment, including $23.4 million of revenues from LPA which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.
Transportation. Revenues were $80.1 million for 2010 compared to $50.3 million for 2009, reflecting an increase of $29.8 million or 59%. The following table presents Transportation revenues by client type:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$2.3	3%	$2.3	4%
State and local government	61.0	76%	41.2	82%
Domestic private industry	16.8	21%	6.8	14%

Total revenues	$80.1	100%	$50.3	100%

This increase was primarily driven by state and local government and domestic private industry revenues totaling $23.4 million from LPA, which was acquired in the second quarter of 2010. The increase was also driven by the period-over-period increase in services provided for Pennsylvania Department of Transportation projects of $3.0 million, and revenues generated as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $1.8 million.
Federal. Revenues were $55.5 million for 2010 compared to $59.9 million for 2009, reflecting a decrease of $4.4 million or 7%. The following table presents Federal revenues by market:

(Dollars in millions)	2010		2009

Revenues by client type
Federal government	$43.7	79%	$49.3	82%
State and local government	6.3	11%	5.1	9%
Domestic private industry	5.5	10%	5.5	9%

Total revenues	$55.5	100%	$59.9	100%

The decrease in our Federal segment’s revenues for 2010 was driven by a decrease of $3.2 million in federal government work performed for our unconsolidated subsidiary operating in Iraq and the net decrease in work performed on our FEMA contracts of $2.9 million as compared to 2009, partially offset by an increase of $2.7 million related to our contract to provide services for the NAVFAC — Atlantic Division.
Total revenues from FEMA were $13 million and $16 million for 2010 and 2009, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. As a result of achieving certain performance levels on the FEMA Risk Map Program and FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.2 million in 2010 compared to $1.5 million for 2009.
Gross Profit
Our gross profit totaled $30.3 million for 2010 compared to $22.2 million for 2009, reflecting an increase of $8.1 million or 36%. Gross profit expressed as a percentage of revenues was 22.3% for 2010 compared to 20.2% for 2009. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs of $1.7 million, the addition of LPA’s margin and our Transportation segment’s increased revenue volume compared to 2009, partially offset by increased amortization expense of $1.4 million for intangible assets related to the LPA acquisition and a decrease in our Federal segment’s margin, which included a $1.2 million decrease in project incentive awards. Included in total gross profit for 2010 and 2009 were Corporate-related costs of $0.5 million and $0.2 million, respectively, which were not allocated to our segments.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.2% for 2010 compared to 27.9% for 2009, while subcontractor costs expressed as a percentage of revenues were 22.2% and 20.9% for 2010 and 2009, respectively. Direct labor costs were primarily affected by FEMA and SBH, while subcontractor costs were primarily affected by NAVFAC. Expressed as a percentage of revenues, direct labor decreased as a result of a decrease in direct labor in both our Transportation and Federal segments, while subcontractor costs increased in our Transportation segment and decreased in our Federal segment period over period.

Transportation. Gross profit was $18.6 million for 2010 compared to $9.4 million for 2009, reflecting an increase of $9.2 million or 96%. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs and increased revenue volume and margin improvements compared to 2009 coupled with the addition of LPA’s margin, partially offset by increased amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 23.2% in 2010 compared to 18.9% in 2009. Gross profit expressed as a percentage of revenues increased as a result of the decrease in incentive compensation costs totaling $0.4 million coupled with a more favorable project mix, partially offset by the aforementioned amortization expense of $1.4 million.
Federal. Gross profit was $12.2 million for 2010 compared to $13.0 million for 2009, reflecting a decrease of $0.8 million or 6%. The decrease in gross profit for 2010 is primarily attributable to a decrease revenue volume, partially offset by the decrease in incentive compensation costs. Gross profit expressed as a percentage of revenues was 22.0% in 2010 compared to 21.7% in 2009. Gross profit expressed as a percentage of revenues was favorably impacted by a decrease in incentive compensation costs of $1.3 million, compared to 2009, partially offset by a decrease in project incentive awards of $1.2 million.
Selling, General and Administrative Expenses (“SG&A”)
Our SG&A expenses totaled $22.5 million for 2010 compared to $14.7 million for 2009, reflecting an increase of $7.8 million or 53%. SG&A expenses increased period-over-period due to additional SG&A expenses of $5.5 million from LPA, which includes amortization expense of $0.4 million for intangible assets related to the LPA acquisition. Also contributing to the increase in SG&A was an increase in acquisition-related costs and increased rent-related costs associated with significant renewal activity and the addition of new locations in the period. SG&A expenses expressed as a percentage of revenues increased to 16.6% for 2010 from 13.4% for 2009. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increase related to LPA’s SG&A, increased acquisition-related costs of $0.3 million and increased rent-related cost of $0.3 million. SG&A expenses for the Transportation segment were $14.4 million for 2010 compared to $8.0 million for 2009, reflecting an increase of $6.4 million or 81%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 18.0% for 2010 from 15.8% for 2009. SG&A expenses for the Federal segment were $8.1 million for 2010 compared to $6.7 million for 2009, reflecting an increase of $1.4 million or 20%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 14.6% for 2010 from 11.3% for 2009.
Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segment’s direct labor percentage of total direct labor.
Other Income/(Expense)
     “Other income/(expense)” aggregated to income of $0.6 million for 2010 compared to income of $3.4 million for 2009. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $0.5 million for 2010 compared to $3.5 million for 2009. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH’s current Iraq IDIQ contract ending in September 2009 and the associated decrease in work performed as existing task orders are completed. It is not anticipated that further contract funding will be added to this contract vehicle. A modest amount of currently funded task order work was extended beyond September 30, 2010 but the contract was materially complete by September 2010. The decrease in SBH from $3.5 million for 2009 to $0.3 million for 2010 was partially offset by an increase of $0.2 million related to the addition of LPA’s joint venture, Louisiana TIMED Managers (“LTM”) during the quarter. Also included in “Other income/(expense)” is interest income, interest expense and other income and expense, net, which were nominal in both periods presented.

Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 40% and 36% for the three months ended September 30, 2010 and 2009, respectively. The variance between the U.S. federal statutory rate of 35% and our effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. The three months ended September 30, 2009 was also positively impacted by the Company’s ability to utilize foreign tax credits.
Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. The net loss from discontinued operations was $0.7 million for 2010 as compared to net income from discontinued operations of $0.3 million in 2009, which represented a decrease of $1.0 million. As part of the Energy sale we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims and adjustment of foreign tax accruals related to the Energy business. Reflected in our September 30, 2010 unaudited condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in our condensed consolidated balance sheet as those insurances are written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for these insurances in our condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through September 30, 2010. We have also indemnified the buyer for any taxes in excess of the amounts accrued as of September 30, 2010.
The income tax benefit attributable to discontinued operations was approximately $0.4 million in 2010, as compared to a benefit for income taxes of approximately $9.3 million in 2009. The 2009 income tax benefit was primarily attributable to utilizing credits for taxes paid in foreign jurisdictions as a result of generating sufficient foreign source income to offset our overall foreign loss. These benefits were partially offset by the normal course provisions for income tax during 2009 for our former Energy operations.
Comparisons of the Nine Months Ended September 30, 2010 and 2009
In this nine-month discussion, unless specified otherwise, all references to 2010 and 2009 relate to the nine-month periods ended September 30, 2010 and 2009, respectively.
Revenues
Our revenues totaled $379.0 million for 2010 compared to $338.6 million for 2009, reflecting an increase of $40.4 million or 12%. This increase was driven by our Transportation segment, including $39.0 million of revenues from LPA which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.

Transportation. Revenues were $203.6 million for 2010 compared to $147.1 million for 2009, reflecting an increase of $56.5 million or 38%. The following table presents Transportation revenues by client type:

Revenues by client type	2010		2009

		(Dollars in millions)
Federal government	$7.1	3%	$7.7	5%
State and local government	156.1	77%	122.5	84%
Domestic private industry	40.4	20%	16.9	11%

Total revenues	$203.6	100%	$147.1	100%

This increase was primarily driven by state and local government and domestic private industry revenues totaling $39.0 million from LPA, which was acquired in the second quarter of 2010. The increase was also driven by the period-over-period increase in services provided as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $6.1 million, by services provided for Pennsylvania Department of Transportation projects of $4.7 million and for the New Jersey Department of Transportation projects of $4.3 million.
Federal. Revenues were $175.4 million for 2010 compared to $191.5 million for 2009, reflecting a decrease of $16.1 million or 8%. The following table presents Federal revenues by market:

Revenues by client type	2010		2009

		(Dollars in millions)
Federal government	$135.1	77%	$161.5	85%
State and local government	24.4	14%	12.3	6%
Domestic private industry	15.9	9%	17.7	9%

Total revenues	$175.4	100%	$191.5	100%

The decrease in our Federal segment’s revenues for 2010 was driven by a decrease of $15.0 million in federal government work performed for our unconsolidated subsidiary operating in Iraq and the net decrease in work performed on our FEMA contracts of $10.8 million, partially offset by an increase of $4.8 million related to our contract to provide services for the United States Army Corps of Engineers -TransAtlantic Division, an increase of $3.3 million related to our contract to provide services for NAVFAC — Atlantic Division and an increase in work performed for the Alaska Department of Natural Resources of $2.9 million.
Total revenues from FEMA were approximately $41 million and $52 million for 2010 and 2009, respectively. This decrease is primarily as a result of approaching the contract close out date for the FEMA Map Mod Program. As a result of achieving certain performance levels on the FEMA Risk Map Program and FEMA Map Mod Program, we recognized revenues from project incentive awards totaling $0.9 million in 2010, compared to $2.3 million recognized in 2009 for FEMA Map Mod Program.
Gross Profit
Our gross profit totaled $80.4 million for 2010 compared to $67.6 million for 2009, reflecting an increase of $12.8 million or 19%. Gross profit expressed as a percentage of revenues was 21.2% for 2010 compared to 20.0% for 2009. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs of $4.2 million, the addition of LPA’s margin and the increased revenue volume and margin improvement in our Transportation segment, partially offset by increased amortization expense of $2.3 million for intangible assets related to the LPA acquisition and a decrease in our Federal segment’s revenue volume. Included in total gross profit for 2010 and 2009 were Corporate-related costs of $0.9 million and $0.7 million, respectively, which were not allocated to our segments.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.5% for 2010 compared to 27.5% for 2009, while subcontractor costs expressed as a percentage of revenues were 21.7% and 19.8% for 2010 and 2009, respectively. direct labor costs were primarily affected by FEMA and SBH, while subcontractor costs were primarily affected by NAVFAC. Expressed as a percentage of revenues, direct labor decreased in both segments, while subcontractor costs increased in both segments period over period.
Transportation. Gross profit was $43.3 million for 2010 compared to $26.5 million for 2009, reflecting an increase of $16.8 million or 63%. The increase in gross profit for 2010 is primarily attributable to a decrease in incentive compensation costs and improved revenue volume compared to 2009 coupled with the addition of LPA’s margin, partially offset by increased amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 21.3% in 2010 compared to 18.0% in 2009. Gross profit expressed as a percentage of revenues increased as a result of increased margin related to project mix, as well as a decrease in incentive compensation costs totaling $1.5 million, partially offset by the aforementioned amortization expense of $2.3 million.
Federal. Gross profit was $38.0 million for 2010 compared to $41.8 million for 2009, reflecting a decrease of $3.8 million or 9%. The decrease in gross profit for 2010 is primarily attributable to a decrease in revenue volume, partially offset by the decrease in incentive compensation costs. Gross profit expressed as a percentage of revenues was 21.7% in 2010 compared to 21.8% in 2009. Gross profit expressed as a percentage of revenues was unfavorably impacted by a decrease in margin related to project mix, partially offset by a decrease in incentive compensation costs totaling $2.7 million, compared to 2009.
Selling, General and Administrative Expenses
Our SG&A expenses totaled $57.3 million for 2010 compared to $43.9 million for 2009, reflecting an increase of $13.4 million or 31%. SG&A expenses increased period-over-period primarily due to additional SG&A expense of $9.5 million from LPA, which includes amortization expense of $0.6 million for intangible assets related to the LPA acquisition. Also contributing to the increase in SG&A was an increase in acquisition-related costs and increased rent-related costs associated with significant renewal activity and the addition of new locations in the period, a nonrecurring indirect tax charges and increased professional fees. SG&A expenses expressed as a percentage of revenues increased to 15.1% for 2010 from 13.0% for 2009. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by the aforementioned increased acquisition-related costs of $2.0 million, increased rent-related cost of $0.9 million, a nonrecurring indirect tax charges of $0.6 million and professional fees of 0.4 million. This was offset by a reduction of incentive compensation costs of $1.5 million. SG&A expenses for the Transportation segment were $33.0 million for 2010 compared to $22.2 million for 2009, reflecting an increase of $10.8 million or 49%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 16.2% for 2010 from 15.1% for 2009. SG&A expenses for the Federal segment were $24.3 million for 2010 compared to $21.7 million for 2009, reflecting an increase of $2.6 million or 12.2%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 13.9% for 2010 from 11.3% for 2009 driven in part by the Federal segment’s decreased revenue volume.
Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segment’s direct labor percentage of total direct labor.

Other Income/(Expense)
     “Other income/(expense)” aggregated to income of $2.3 million for 2010 compared to $6.5 million for 2009. “Other income/(expense)” primarily included equity income from our unconsolidated subsidiaries of $2.1 million for 2010 compared to $6.2 million for 2009. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH’s current Iraq IDIQ contract ending in September 2009 and the associated decrease in work performed as existing task orders are completed. It is not anticipated that further contract funding will be added to this contract vehicle. A modest amount of currently funded task order work was extended beyond September 30, 2010 but the contract was materially complete by September 2010. The decrease in SBH from $6.2 million for 2009 to $1.2 million for 2010 was partially offset by an increase of $0.9 million related to the addition of LTM during the period. We do not anticipate LTM to maintain this level of income in future periods. Also included in “Other income/(expense)” is interest income, interest expense and other income and expense, net, which were nominal in both periods presented.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 39% for the nine months ended September 30, 2010 and 2009. The variance between the U.S. federal statutory rate of 35% and our effective income tax rates for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. During 2010, the Company incurred approximately $0.8 million of non-deductible acquisition related costs which were offset by nearly $0.3 million in after-tax benefits related to the reversal of a portion of the valuation allowance related to foreign tax credits. The difference between the 39% effective rate and the calculated rate for the nine months ended September 30, 2010 and September 30, 2009 relates to the expiration of certain statute of limitations totaling $0.1 million and the Company’s ability to utilize foreign tax credits, respectively.
Loss/Income from Discontinued Operations
The net loss from discontinued operations was $1.5 million for 2010 as compared to net income from discontinued operations of $3.5 million in 2009, which represented a decrease of $5.0 million. As part of the Every sale we have indemnified the buyer for certain legacy costs related to our former Energy segment, in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims and adjustment of foreign tax accruals related to the Energy business.
The income tax benefit attributable to discontinued operations was approximately $0.9 million in 2010, as compared to $5.4 million in 2009. The 2009 income tax benefit was primarily attributable to utilizing credits for taxes paid in foreign jurisdictions as a result of generating sufficient foreign source income to offset our overall foreign loss. These benefits were partially offset by the normal course provisions for income tax during 2009 for our former Energy operations.
Contract Backlog

	As of
	September 30,	December 31,
(In millions)	2010	2009

Funded	$566.1	$461.3
Unfunded	1,018.8	963.9

Total	$1,584.9	$1,425.2

As of September 30, 2010, our funded backlog consisted of $408 million for our Transportation segment and $158 million for the Federal segment. Included in total backlog as of September 30, 2010 was $104 million of funded backlog related to LPA. Of our total funded backlog as of September 30, 2010, approximately $282 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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
In March 2009, BakerAECOM was informed by FEMA that it has been awarded an IDIQ contract for the Risk MAP Program, which is intended to be the successor to the FEMA Map Mod Program. The resultant performance-based contract has a five-year term with a maximum contract value of up to $600 million. As of September 30, 2010, approximately $31 million is in our funded backlog and $533 million is in our unfunded backlog related to this program.
As of September 30, 2010 and December 31, 2009, approximately $15 million and $40 million of our funded backlog, respectively, related to the $750 million FEMA Map Mod Program contract to assist FEMA in conducting a large-scale overhaul of the nation’s flood hazard maps, which commenced late in the first quarter of 2004. This contract includes data collection and analysis, map production, product delivery, and effective program management; and seeks to produce digital flood hazard data, provide access to flood hazard data and maps via the Internet, and implement a nationwide state-of-the-art infrastructure that enables all-hazard mapping. This contract was scheduled to conclude on March 10, 2009; however, FEMA added a contract provision that extended the ordering through September 2010. We do not anticipate realizing most of the remaining contract balance ($191 million as of September 30, 2010); as such this was removed from our unfunded backlog in the first quarter of 2009. We expect modest work and revenue related to our current authorizations to continue through 2011.
Liquidity and Capital Resources
We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents, and investments; cash generated by operations; and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $125.0 million through September 30, 2015. We disbursed $52.4 million related to the LPA acquisition in the second quarter of 2010. As of September 30, 2010 and December 31, 2009, we had $75.6 million and $105.3 million of cash and cash equivalents, respectively, and $120.0 million and $154.4 million in working capital, respectively. As of September 30, 2010 and December 31, 2009, we had $1.3 million and $2.5 million of short-term investments, respectively, and $9.5 million and $2.2 million of available-for-sale securities, respectively. Our available capacity under our $125.0 million Credit Agreement, after consideration of outstanding letters of credit, was approximately $116.9 million (94% availability) as of September 30, 2010. Our current ratios were 2.02 to 1 and 2.59 to 1 as of September 30, 2010 and December 31, 2009, respectively.

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of September 30, 2010 and December 31, 2009, $20.9 million and $19.5 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. Due to the current economic environment, we anticipate that our customers’ inability to access capital could impact project activity for 2010 and may impact certain customers’ ability to compensate us for our services.
Cash Provided by Operating Activities
Cash provided by operating activities was $23.4 million and $37.1 million for nine months ended September 30, 2010 and 2009, respectively.
Our cash provided by operating activities for 2010 resulted primarily from net income of $14.2 million and the dividends received from our unconsolidated subsidiary of $3.3 million. Favorably impacting our cash provided by operating activities was a decrease in our accounts receivable and an increase in our accounts payable and accrued expenses. The decrease in accounts receivable balance was the result of decreased days sales outstanding in receivables and unbilled revenues, net of billings in excess. Our total days sales outstanding in receivables and unbilled revenues, net of billings in excess, was 79 days as of September 30, 2010, as compared to 81 days as of year-end 2009.
Cash Used in Investing Activities
Cash used in investing activities was $52.9 million and $13.0 million for the nine months ended September 30, 2010 and 2009, respectively. We disbursed $52.4 million related to the LPA acquisition in the second quarter of 2010, which is reflected as an outflow for the nine months ended September 30, 2010. Conversely, $10.0 million related to a net asset adjustment provision in the terms of the Energy Sale was received in 2010, and is reflected as an inflow for the nine months ended September 30, 2010. Cash used in investing activities for 2010 reflects $7.3 million related to the net purchases of available-for-sale securities partially offset by net cash inflows of $1.3 million related to the maturity of short-term investments.
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
Cash Used In/Provided by Financing Activities
Our financing activities primarily related to payments on capital lease obligations partially offset by the proceeds received from the exercise of stock options.
Credit Agreement
On September 30, 2010, we entered into a new Credit Agreement. Our new Credit Agreement is with a consortium of financial institutions and provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The new arrangement increases our credit capacity by $65 million. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of September 30, 2010 and December 31, 2009, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.1 million and $9.4 million, respectively.

The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio (based on a measure of indebtedness to earnings before interest, taxes, depreciation, and amortization (“EBITDA”)). The Credit Agreement also contains usual and customary negative covenants for transactions of this type and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable.
Although only $8.1 million of our credit capacity was utilized under this facility as of September 30, 2010, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.
Financial Condition & Liquidity
As of September 30, 2010, we had $75.6 million of cash and cash equivalents. In response to the turmoil in the financial services industry, our management determined that capital preservation is a critical factor in executing on our short-term and long-term strategies. As such, starting in 2009, the determination was made to maintain the majority of our cash and investments balances in certificates of deposit, highly rated bonds and money market funds. As the global credit markets continue to stabilize, our management will consider transferring these funds into other short-term, highly liquid investments that might yield a higher return; however, we believe that this strategy to preserve our current cash position is the prudent course of action in the current environment given the Company’s strategy of growth organically and through acquisitions. We principally maintain our cash and cash equivalents, certificates of deposit and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents, certificates of deposit and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.
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
If we commit to funding future acquisitions, we may need to issue debt or equity securities, add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.
Contractual Obligations and Off-Balance Sheet Arrangements
There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2009 Form 10-K, except as noted related to the LPA acquisition. The acquisition of LPA increased our obligations for operating leases by approximately $12 million ratably over the next five years and capital leases obligations as September 30, 2010 were $0.8 million.
Critical Accounting Estimates
The following disclosure related to goodwill and intangible assets has been updated from our 2009 Form 10-K to include intangible assets, which became significant with the LPA acquisition.
Goodwill and Intangible Assets.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, the Company completed the acquisition of LPA. We are in the process of integrating LPA and its affiliates. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to LPA and its affiliates as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. In addition, during the third quarter of 2010, we completed an upgrade of our corporate-wide Enterprise Resource Planning (ERP) system. This upgrade provides us with increased functionality, while maintaining the system related controls. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in our 2009 Form 10-K.
Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

4.1	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

10.1	Credit Agreement dated September 30, 2010 by and between the Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to our Report on Form 8-K dated September 30, 2010, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: November 4, 2010
Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)