Form 10-K
period 2010-12-31
MICHAEL BAKER CORP
filed 2011-03-03
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes         No   ✓

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2010 (the last business day of the Company’s most recently completed second fiscal quarter) was $285.4 million. This amount is based on the closing price of the Company’s Common Stock on the New York Stock Exchange Amex for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company’s 401(k) plan are not included in the computation.

As of February 28, 2011, the Company had 9,222,814 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of Form 10-K into which Document is incorporated

Financial Section of Annual Report to Shareholders for the year ended December 31, 2010	I, II
Proxy Statement to be distributed in connection with the 2011 Annual Meeting of Shareholders	III

MICHAEL BAKER CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

LPA Acquisition.  On May 3, 2010, we acquired 100% of the outstanding shares of The LPA Group Incorporated and substantially all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing primarily in the planning and design of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. LPA’s results are reflected in our Transportation segment for the period from May 3, 2010 through December 31, 2010.

Energy Disposition.  Our former Energy segment (“Baker Energy”) provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment. Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd., an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the years ended December 31, 2010, 2009 and 2008 give effect to the dispositions.

Business Segments

Our business segments have been determined based on how executive management makes resource decisions and assesses our performance. Our two reportable segments are Transportation and Federal. Information regarding these business segments is contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the “Business Segments” note to our consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Transportation segment provides services for Transportation, Aviation, and Rail & Transit markets, and the Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are project and program management, design-build (for which we only provide the design portion of services), construction management and inspection, consulting, planning, surveying, mapping, geographic information systems, architectural, interior design, site planning and design, constructability reviews, site assessment and restoration, strategic regulatory analysis and compliance.

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

Our transportation services have benefited from the U.S. federal government’s Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”) legislation in recent years and the American Recovery and Reinvestment Act of 2009 (Stimulus). Additionally, we have benefited from increased federal government spending in the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including FEMA, US-VISIT and the U.S. Coast Guard. We partner with construction contractors to pursue selected design-build contracts which continue to be a growing project delivery method within the transportation and civil infrastructure markets.

According to the annual listings published in “The 2010 Top 500 Design Firms Sourcebook” by Engineering News-Record (“ENR”) magazine and Building Design & Construction’s report “2010 Giants: Top 300 AEC Firms” based on total engineering revenues for 2009, we ranked as follows (as these rankings were compiled prior to our acquisition of LPA, their rankings are also listed as appropriate):

• Top 500 Design Firms — 36th (LPA ranked 119th)	• Green Design Multi-Unit Residential Buildings — 2nd
• Transportation — 14th (LPA ranked 30th)	• Top 100 “Pure Designers” — 16th
• Bridges — 10th	• Top Construction Management-for-fee Firms — 25th
• Highways — 22nd	• Top Program Management Firms — 37th
• Airports — 24th (LPA ranked 17th)	• Top Environmental Firms — 71st
• Water — 13th	• Top 150 Global Design Firms — 77th
• Multi-Unit Residential Buildings — 13th	• Engineers/Architects — 17th
• Distribution/Warehouse Buildings — 5th	• Top 100 Government Design Firms — 15th
• Top 100 Green Design Firms — 16th

Primary Markets/Services

Many of the ancillary services we offer are provided to the entire spectrum of markets we serve. These services include, but are not limited to, geographic information systems, geotechnical engineering and design, services related to the National Environmental Policy Act (“NEPA”), project and program management, construction management and construction services, and general architectural and engineering consulting services. The listing below describes, in more detail, services provided to the specific markets served by our Transportation segment and Federal segment.

Transportation

Aviation:

• Airfield Lighting, Signing & Navigation Aide Systems	• Master Planning & Airport Layout Plans
• Airport Facilities Planning & Design	• Roadway & Parking Facility Design
• De-icing Facilities	• Runway, Taxiway & Apron Design
• Environmental Planning & Design

Rail & Transit (Public Transit, High Speed Rail, Passenger Rail, Freight Rail):

• Architecture & Facilities Infrastructure Design	• Planning
• Environmental	• Pre-Project Consulting
• Engineering Design	• Rail Systems Engineering
• Fleet & Vehicles	• Value Engineering

Transportation:

• Bike & Pedestrian	• Intelligent Transportation Systems
• Bridge Design	• Planning
• Bridge Inspection & Training	• Public Involvement & Social Media
• Cost Estimation	• Software Development
• Ecosystem Restoration	• Toll Roads Traffic Planning, Design & Analysis
• Highway Design

Federal

Architecture:

• Building Information Modeling (“BIM”)	• Landscape Architecture
• Computer Aided Facility Management	• Maintenance Management Systems
• Condition Assessments	• Master Planning
• Electrical & Mechanical Engineering	• Site, Structural & Civil Engineering
• Feasibility Studies	• Sustainable Design
• Fire Protection Engineering	• Urban Design
• Interior Design & Space Planning

Defense:

• Conservation Conveyance	• Installation/Site Restoration
• Facilities Planning, Design & Support	• Military Construction Program Support

Environmental:

• Cultural Resources	• Health, Safety & Environmental
• Environmental Engineering, Permitting, Investigation & Restoration	• Multi-Media Compliance
• Environmental Program Management	• Natural Resources
• Environmental Risk Assessment	• Petroleum Storage Tank Management

Geospatial Information Technology:

• Application Design & Development	• Mobile LiDAR (“Light Detection And Ranging”) Data Acquisition
• Asset Management	• Surveying, Mapping, Data Acquisition & Processing
• Consulting	• Statewide Broadband Mapping
• Data Access & Visualization	• Staffing Support
• Database Development	• Systems Integration
• Global Positioning System Services

Homeland Security:

• Damage Forecasting & Loss Estimation	• Interagency Coordination & Public Outreach
• Debris Management	• Logistics
• Emergency Operations/Response Planning	• Resource Inventories
• Evacuation & Sheltering Plans	• Risk-Based Strategic Planning
• Hazard Mitigation Planning	• Security, Threat, Vulnerability & Risk Assessments
• Homeland Security Asset Management	• Training & Exercises
• Infrastructure Damage Assessments
• Infrastructure Protection Planning & Design

Municipal & Civil:

• Environmental Engineering Compliance	• Surface & Deep Mining Permitting & Reclamation
• Hydrologic & Hydraulic Models & Studies	• Water/Wastewater Conveyance & Treatment
• Municipal Infrastructure Engineering
• Site Development Plans & Permitting

Pipelines & Utilities:

• Cold Region Engineering	• Pipeline Design and Hydraulic Analysis
• Competency Based Training	• Route Alignment and Feasibility Studies
• Failure Investigation and Analysis	• Telecommunications Studies, Design & Inspection
• Oil & Gas Pipeline Services	• Trans-Ocean Submarine Cable Services
• Operations Engineering	• Wireless Communications Services
• Outside Plant Services

Water:

• Flood Control	• Stormwater Management
• Flood Insurance Rate Maps & Studies	• Stream Stabilization/Restoration
• Floodplain Delineation & Studies	• Water Quality & TMDL Services
• Floodplain Management & River Engineering	• Water Resources Planning & Asset Management
• Hydrologic and Hydraulic Modeling	• Watershed Management
• Source Water Supply & Protection	• Wetlands

Strategy

Our strategy is based on four concepts — growth, profitability, innovation, and sustainability.

Growth — We seek to grow both organically and through strategic acquisitions. Organically, we will seek to grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities, primarily in the United States. For example, we have begun to expand beyond the Departments of Defense and Homeland Security and are now providing services to other federal departments and agencies such as the Departments of Energy and State. Furthermore, we will seek to provide additional and related services to existing clients; for example, offering construction management services to a State Department of Transportation for which we are currently providing only design services. With regard to acquisitions, we will seek opportunities that expand our skill sets and/or our geographical presence in our core businesses.

Profitability — We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients. This strategy is evident in our current mix of contracts. We will also be pursuing projects that utilize alternative delivery methods, such as design-build, which traditionally carry a higher margin as well as performance incentives.

Innovation — We strive to constantly and consistently innovate ways to deliver services to our clients. For example, in both our Transportation and Architecture service areas, we are partnering with preferred contractors and pursuing an increased level of design-build contracts, as opposed to the traditional design-bid-build method of project delivery. Additionally, we utilize mapping and geographic information technology in a number of innovative ways.

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

Domestic and Foreign Operations

For the years ended December 31, 2010, 2009 and 2008, our percentages of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 95%, 90% and 92%, respectively. The majority of our domestic revenues comprises engineering work performed in the eastern region of the U.S.

Contract Backlog

Information relating to the contract backlog is set forth in the “Contract Backlog” section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Significant Customers

Contracts with various branches, departments and agencies of the U.S. federal government accounted for 37%, 49% and 52% of our total contract revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Our contracts with FEMA accounted for approximately 11%, 15% and 20% of our revenues in 2010, 2009 and 2008, respectively.

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

Seasonality

Based upon our experience, our total contract revenues and income from operations have historically been slightly lower for our first and fourth fiscal quarters than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Typically, these seasonal weather conditions unfavorably impact our performance of construction management services.

Personnel

As of December 31, 2010, we had 2,883 total employees, of which our operations had 2,817 employees and our corporate staff included 66 employees. Of our total employees, 2,517 were full-time and 366 were part-time. We believe that our relations with employees are good.

Executive Officers

The following represents a listing of our executive officers as of February 28, 2010:

Bradley L. Mallory — Age 58; President and Chief Executive Officer of Michael Baker Corporation since February 2008. Formerly Chief Operating Officer of Michael Baker Corporation from October 2007 to February 2008; President of Michael Baker Jr., Inc. from November 2003 to October 2007; Senior Vice President of Michael Baker Jr., Inc. from March 2003 to October 2003; and Secretary of Transportation of the Commonwealth of Pennsylvania from 1995 to 2003.

Michael J. Zugay — Age 59; Joined Michael Baker Corporation in February 2009 and has served as Executive Vice President and Chief Financial Officer since April 2009. Prior to joining Michael Baker Corporation, Mr. Zugay was Senior Vice President, Chief Financial Officer and Corporate Secretary of iGate Corporation from April 2001 to March 2008 and held various other positions at iGate from March 1995 to April 2001. Prior to that he served as President and CEO of Bliss-Salem, Inc.

H. James McKnight — Age 66; Executive Vice President, Chief Legal Officer and Corporate Secretary since June 2000. Mr. McKnight has been employed by Michael Baker Corporation since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Joseph R. Beck — Age 66; Senior Vice President of Corporate Development since September 2008 and Director of Corporate Development since March 2008. Mr. Beck joined Michael Baker Corporation as an Operations Manager in June 2004. Prior to joining Michael Baker Corporation, Mr. Beck was a private consultant and an adjunct professor at the University of Pittsburgh from 2002 to 2004 and was a Senior Vice President with The IT Group from 1994 to 2002.

David G. Higie — Age 54; Vice President of Corporate Communications and Investor Relations for Michael Baker Corporation since 2006. Mr. Higie joined Michael Baker Corporation in 1996 as Director of Corporate Communications.

James M. Kempton — Age 36; Vice President, Corporate Controller and Treasurer of Michael Baker Corporation since April 2009, Vice President and Corporate Controller since December 2008 and Assistant Corporate Controller from January 2007 through November 2008. Mr. Kempton was previously employed with Ernst and Young from 1997 to 2007 in various positions, including Senior Manager in the Assurance and Advisory Business Services practice.

Samuel C. Knoch — Age 54; Vice President and Chief Risk Officer since March 2009. Prior to joining Michael Baker Corporation, Mr. Knoch was Chief Financial Officer from August 1996 to October 2008 and Treasurer from April 1997 to October 2008 at Tollgrade Communications, Inc. Prior to that appointment, he served as Corporate Controller and Director of Internal Audit at Amsco International, Inc. from July 1993 to August 1996.

G. John Kurgan — Age 61; Executive Vice President since 2007. Mr. Kurgan was previously a Senior Vice President of Michael Baker Jr., Inc. from 1995 to 2007. Mr. Kurgan has held various positions since joining Michael Baker Jr., Inc. in 1974.

Edward L. Wiley — Age 67; Executive Vice President since 2005. Mr. Wiley has also served as an Executive Vice President of Michael Baker Jr., Inc. Mr. Wiley has held various positions since joining Michael Baker Jr., Inc. in 1965.

Michael J. Ziemianski — Age 53; Vice President and Chief Resource Officer since June 2008. Mr. Ziemianski joined Michael Baker Corporation in 2006 as Manager of Corporate Recruiting. Prior to joining Michael Baker Corporation, Mr. Ziemianski was Director of Human Resources at Rapidigm Inc. from 2001 to 2006.

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

Our revenues are primarily derived from the public sector. Changes and fluctuations in the public sector’s spending priorities, or the loss of business from one of these key customers, could materially affect our future revenue and growth prospects.

Our primary customers, which compose a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any loss of one or more of these key customers as well as any significant changes or fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by any of those key customers may increase competitive pressure within our industry which could result in lower revenues and margins in the future.

Unpredictable economic cycles or uncertain demand for our engineering capabilities and related services could cause our revenues to fluctuate or contribute to delays or the inability of customers to pay our fees.

Demand for our services is affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase our services. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contract terms that are less favorable to us than we might be able to negotiate under other circumstances. Adverse economic conditions, changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time to time that may decrease our clients’ ability to obtain financing and could cause delays or failures to pay our fees as a result.

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

We have increased our contract activity with the U.S. federal, state and local governments in recent years. We compete for and win a number of these contracts based on application of a quality based standard. Our ability to earn revenues and maintain margins from our existing and future government projects will depend upon the continuation of these quality based selection standards as well as the availability of funding by our served and targeted government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

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

Our international operations are subject to unique risks. These risks can include: potentially dynamic social, political and economic environments; civil disturbances, unrest, or violence including terrorism associated with operating in a war zone; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges. Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects. Additionally, there may be limitations on our ability to repatriate foreign earnings in certain jurisdictions. Our international operations require compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad. Failure to comply with these various requirements could have an adverse effect on our business.

Our goodwill or other intangible assets could become impaired and result in a material reduction in our profits.

We have made acquisitions which have resulted in the recording of goodwill and intangible assets within our organization, and we plan to make additional acquisitions going forward. Our goodwill balance is evaluated for potential impairment during the second quarter of each year and as considered necessary based upon the identification of certain triggering events. The evaluation of impairment involves comparing the current fair value of the reporting unit to the carrying amount, including goodwill. To determine the fair value of the reporting unit, we utilize both the “Income Approach,” which is based on estimates of future net cash flows and the “Market Approach,” which observes transactional evidence involving similar businesses. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are i) significant adverse changes in its market value, useful life, physical condition, or in the business climate that could affect its value; ii) a current-period operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life. If goodwill or other intangible assets become impaired, a material write-off in the required amount could lead to reductions in our profits.

We use “percentage-of-completion” accounting methods for many of our projects. This method may result in volatility in reported revenues and profits.

Our revenues and profits for many of our contracts are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of labor costs incurred to date to total labor costs projected to be incurred for the entire project. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any change orders that have been generally agreed upon but not approved. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

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

We are self-insured or carry deductibles for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.

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

Our inability to achieve the Credit Agreement’s financial covenants, after a cure period, or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

Our Unsecured Credit Agreement (“Credit Agreement”) is with a consortium of financial institutions and provides for a commitment of $125 million through September 30, 2015. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit. The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing is not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. In addition, in future periods we may leverage our Credit Agreement for working capital needs or to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. Our inability to achieve the Credit Agreement’s financial covenants, after a cure period, or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

Our business strategy is to grow the business both organically and through acquisitions. This strategy of growth may subject us to certain risks and uncertainties.

As part of our strategy, we seek to grow both organically and through strategic acquisitions. Our organic initiatives may involve entering new markets where we currently do not have a presence. Risks associated with achieving our organic growth objectives include higher than anticipated levels of competition, incorrect assumptions about the timing of market development and size, and the relative experience levels of key company personnel involved in the development of new markets on our behalf. In addition, we may invest resources currently into organic growth initiatives that may take a significant amount of time to come to fruition, or may never materialize at all. This would result in reduced margins and cash flow. Acquisitions also present a myriad of risks, including failure to realize anticipated synergies, difficulties with the integration of the acquired business and/or with the retention of key management personnel from the acquired company, cultural differences with the acquired company, significant transaction costs associated with the purchase and assimilation of the business, the risk of subjecting our company to unknown liabilities associated with the acquired business, and the potential impairment of goodwill associated with the transaction. In addition, there is a risk that we may not be able to identify suitable targets at appropriate valuations that will enable us to execute on our growth strategy. Also, as part of executing an acquisition, we may utilize equity in the Company to partially fund the transaction, which could dilute share ownership. In the event we use our cash or borrowings under our Credit Agreement as consideration for certain acquisitions we may make, we could significantly reduce our liquidity.

Our business depends on continuous uninterrupted service to clients

As a provider of professional services, we rely heavily on computer, information and communications technology and related systems in order to properly operate and control our business. Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches and similar events or disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of and protect our systems, systems operation could be interrupted or delayed. Additionally, because of our geographic diversification, severe weather can cause our employees to miss work and interrupt the delivery of our services, resulting in a loss of revenue. In the event we experience a temporary or permanent interruption at one or more of our locations (including our corporate headquarters building), our business could be materially adversely affected and we may be required to pay contractual damages or face the suspension or loss of a client’s business.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

Item 2.	PROPERTIES.

Our headquarters office is located in Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our corporate and operations staff. We primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, we also have leased office space totaling approximately 536,000 square feet in the U.S. as of December 31, 2010, which includes major leased offices in Alexandria, VA and Columbia, SC. These leases expire at various dates through the year 2021.

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

Item 4.	REMOVED AND RESERVED.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Information relating to the market for our Common Stock and other matters related to the holders thereof is set forth in the “Supplemental Financial Information” section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Holders

As of February 28, 2011, we had 995 holders of our Common Stock.

Dividends

Our present policy is to retain any earnings to fund our operations and growth. We have not paid any cash dividends since 1983 and have no plans to do so in the foreseeable future. Our Credit Agreement with our banks places certain limitations on dividend payments.

Sales of Unregistered Securities

The Company issued 226,447 shares of the Company’s common stock to the former owners of LPA as part of the purchase of LPA. The fair market value of the stock on the acquisition date approximated $8.1 million based on the closing price of $35.60 per share on May 3, 2010. We did not sell any other unregistered securities during the year ended December 31, 2010.

Purchases of Equity Securities

Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2010.

Performance Graph

The following graph shows the changes over the past five-year period in the value of $100 invested in (1) the Common Stock of Michael Baker Corporation, (2) the Russell 2000 Index and (3) our peer group (consisting of AECOM Technology Corp., Hill International, Inc., Jacobs Engineering Group Inc., Stantec Inc. and URS Corp.). The values of each investment are based on share price appreciation, with reinvestment of all dividends, assuming any were paid. For each graph, the investments are assumed to have occurred at the beginning of each period presented.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Michael Baker Corporation, The Russell 2000 Index
and a Peer Group

	12/05	12/06	12/07	12/08	12/09	12/10

Michael Baker Corporation	100.00	88.65	160.86	144.46	162.04	121.72
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Peer Group	100.00	119.33	236.17	151.68	139.09	147.63

Item 6.	SELECTED FINANCIAL DATA.

A summary of selected financial data for the five years ended December 31, 2010 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

As of December 31, 2010, we had highly liquid investments included in our cash and cash equivalents which totaled $77.4 million and highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds (“variable-rate investments”), which totaled $9.8 million as of December 31, 2010. The majority of the Company’s cash and cash equivalents were held in money market funds as of December 31, 2010. Our Credit Agreement provides for a commitment of $125 million through September 30, 2015. As of December 31, 2010, there were no borrowings (“variable-rate debt”) outstanding under the Credit Agreement. Based on the amounts of our investments and borrowings, we have no material exposure to interest rate risk.

Based on the nature of our business, we have no direct exposure to commodity price risk. We have no material exposure to foreign currency exchange rate risk and no foreign currency exchange contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements as of December 31, 2010 and 2009 and for the three years ended December 31, 2010, together with the report thereon of our independent registered public accounting firm (Deloitte & Touche LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the report thereon, and the supplementary financial information are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. Our assessment of and conclusion on the effectiveness of our disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of the internal control over financial reporting of LPA, which was acquired in May 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. As permitted for acquired businesses, the scope of our assessment of the effectiveness of internal control over financial reporting does not include LPA. LPA represented 26% of our consolidated assets, and 12% of our consolidated revenues as of and for the year ended December 31, 2010. Our assessment of internal control over financial reporting for fiscal year 2011 will include LPA.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2010, the Company completed the acquisition of LPA. We are in the process of integrating LPA. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to LPA as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. During the fourth quarter of 2010, LPA was integrated into the Company’s corporate-wide Enterprise Resource Planning System, Oracle.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Michael Baker Corporation

We have audited the internal control over financial reporting of Michael Baker Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at LPA, which was acquired on May 3, 2010, and whose financial statements constitute 26% of consolidated assets and 12% of consolidated revenues as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at LPA. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to the change in accounting for noncontrolling interests in 2009.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 3, 2011

Item 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2011 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, or in Part I of this Form 10-K under the caption “Executive Officers.” This information is incorporated herein by reference.

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

Information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2011 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Item 403 of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2011 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about equity awards under our equity compensation plans and arrangements in the aggregate:

	(a)	(b)	(c)
	Number of Securities to	Weighted-average	Securities available
Plan Category	be issued upon Exercise	exercise price	for future issuance

Equity compensation plans approved by shareholders(d)	154,301	$25.67	492,093
Equity compensation plans not approved by shareholders	—	—	—

Total	154,301	$25.67	492,093

(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights.

(b)	Weighted-average exercise price of outstanding options, warrants and rights.

(c)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)].

(d)	This balance includes 40,000 shares of common stock that may be issued pursuant to stock appreciation rights that may be satisfied through issuance of shares under the Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by Items 404 and 407(a) of Regulation S-K appears in our definitive Proxy Statement, which will be distributed in connection with the 2011 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 9(e) of Schedule 14A appears in our definitive Proxy Statement, which will be distributed in connection with the 2011 Annual Meeting of Shareholders and which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A. This information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

(a)(2)	Financial statement schedule for the year ended December 31, 2010:

Schedule II — Valuation and Qualifying Accounts

(in thousands)		Additions charged to
	Beginning			Other				Ending
Description	balance	Expense		accounts		Deductions		balance

For the year ended December 31, 2010:
Income tax valuation allowance	$11,458	$529	(1)	$—		$(546	)(2)	$11,441
Allowance for doubtful accounts	723	519	(3)	—		(641	)(4)	601

For the year ended December 31, 2009:
Income tax valuation allowance	$5,085	$10,518	(5)	$(3,007	)(6)	$(1,138	)(7)	$11,458
Nigerian prepaid tax allowance	1,669	—		(1,669	)(6)	—		—
Allowance for doubtful accounts	2,765	6,761	(3)	(703	)(6)	(8,100	)(4)	723

For the year ended December 31, 2008:
Income tax valuation allowance	$6,245	$—		$—		$(1,160	)(7)	$5,085
Nigerian prepaid tax allowance	1,799	152	(8)	—		(282	)(9)	1,669
Allowance for doubtful accounts	1,463	3,436	(3)	—		(2,134	)(4)	2,765

(1)	Relates to additions to valuation allowances for capital loss carryforwards.

(2)	Relates to reductions in valuation allowances against state net operating losses, foreign tax credits carryforwards, capital loss and other deferred tax assets.

(3)	The expense primarily reflects accounts receivable balances reserved during the year. Accounts receivable balances related to Storm Cat Energy, a customer of our former Energy business, accounted for $6.0 million and $1.6 million of the expense for the years ended December 31, 2009 and 2008, respectively.

(4)	The deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed. The Storm Cat reserves totaling $7.6 million were written off in the third quarter of 2009 and are presented as a reduction.

(5)	Relates to valuation allowances for capital losses totaling approximately $9.0 million and foreign tax credits totaling approximately $1.5 million.

(6)	Primarily relates to reserves that were included in the net assets that were part of the sale of our Energy business.

(7)	Relates to a reduction in federal, state, and foreign net operating losses and related valuation allowances.

(8)	Relates to the inability to realize Nigerian prepaid income tax assets.

(9)	The deduction amount primarily reflects recoveries of prepaid tax amounts previously expensed.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Financial Statement Schedule for the years ended December 31, 2010, 2009 and 2008 (included as Exhibit 99.4 to this Form 10-K).

All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)	The following exhibits are included herewith as a part of this Report:

Exhibit No.		Description

3.1		Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.
3.2		By-laws, as amended, filed as Exhibit 3.1 to our Report on Form 8-K dated October 29, 2009, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.
4.2		Form of Indenture, between the Company and one or more trustees to be named, filed as Exhibit 4.6 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.
10.1		2010 Incentive Compensation Plan (attachments excluded), filed herewith.*
10.2		Michael Baker Corporation Employee Stock Purchase Plan, filed as Exhibit A to our Definitive Proxy Statement on Schedule 14A on April 16, 2010, and incorporated herein by reference.*
10.3		Michael Baker Corporation Long-Term Incentive Plan, filed as Exhibit B to our Definitive Proxy Statement on Schedule 14A on April 16, 2010, and incorporated herein by reference.*
10.4		Form of Michael Baker Corporation Long-Term Incentive Plan, Restricted Stock Agreement between Joseph R. Beck, David G. Higie, James M. Kempton, Samuel C. Knoch, G. John Kurgan, Bradley L. Mallory, H. James McKnight, Edward L. Wiley, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference.*
10.5		Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*
10	.5(a)	First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*
10	.5(b)	Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*
10	.5(c)	Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*
10	.5(d)	Fourth Amendment to Consulting Agreement effective April 26, 2007, by and between us and Richard L. Shaw, filed as Exhibit 10.2(d) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*
10	.5(e)	Fifth Amendment to Consulting Agreement effective April 26, 2008, by and between us and Richard L. Shaw, filed as Exhibit 10.2(e) to our Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.*

Exhibit No.		Description

10	.5(f)	Sixth Amendment to Consulting Agreement effective April 26, 2009, by and between us and Richard L. Shaw, filed as Exhibit 10.2 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.*
10	.5(g)	Seventh Amendment to Consulting Agreement effective April 26, 2010, filed as Exhibit 10.2(g) to our Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.*
10	.5(h)	Eighth Amendment to Consulting Agreement effective April 26, 2011, by and between us and Richard L. Shaw, filed herewith.*
10.6		Credit Agreement dated September 30, 2010 by and between the Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to our Report on Form 8-K dated September 30, 2010, and incorporated herein by reference.
10.7		1995 Stock Incentive Plan amended effective April 23, 1998, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*
10.8		1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement on schedule 14A on April 24, 1996, and incorporated herein by reference.*
10	.8(a)	Amendment to the 1996 Nonemployee Directors’ Stock Incentive Plan, filed as Appendix B to our definitive Proxy Statement on schedule 14A on March 24, 2004, and incorporated herein by reference.*
10.9		Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.
10	.9(a)	Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.10		Employment Agreement between us and Bradley L. Mallory, dated June 17, 2008, filed as Exhibit 10.1 to our Report on Form 8-K dated June 17, 2008, and incorporated herein by reference.*
10.11		Form of Employment Continuation Agreement between Joseph R. Beck, David G. Higie, James M. Kempton, Samuel C. Knoch, G. John Kurgan, Bradley L. Mallory, H. James McKnight, Edward L. Wiley, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.1 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.*
10.12		Share Purchase Agreement, dated as of September 30, 2009, by and among Michael Baker Corporation, Baker Holding Corporation, Baker OTS, Inc., Michael Baker International, Inc., Wood Group E.&P.F. Holdings, Inc., Wood Group Holdings (International) Limited and Wood Group Engineering and Operations Support Limited, filed as Exhibit 10.1 to our Report on Form 8-K dated September 30, 2009, and incorporated herein by reference.
10.13		Stock Purchase Agreement, dated as of May 3, 2010, by and among The LPA Group Incorporated, Arthur E. Parrish, Robert Glenn Lott, Arthur E. Parrish, as Shareholders’ Representative, and Michael Baker Corporation filed as Exhibit 10.1 to our Report on Form 8-K dated May 3, 2010, and incorporated herein by reference.
13.1		Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2010.
21.1		Subsidiaries, filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm (Schneider Downs & Co., Inc.), filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
32.1		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2010, filed herewith.

Exhibit No.	Description

99.2	Audited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2009, filed herewith.
99.3	Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the years ended December 31, 2008 and 2007, filed herewith.
99.4	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on financial statement schedule for the years ended December 31, 2010, 2009 and 2008, filed herewith.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION

Dated: March 3, 2011	By:	/s/ Bradley L. Mallory Bradley L. Mallory President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities indicated as of March 3, 2011:

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