Form 10-Q
period 2011-03-31
MICHAEL BAKER CORP
filed 2011-05-05
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2011:

Common Stock	9,297,719 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months
	ended March 31,
(In thousands, except per share amounts)	2011	2010

Revenues	$121,033	$111,660
Cost of work performed	99,904	90,141

Gross profit	21,129	21,519
Selling, general and administrative expenses	19,720	14,599

Operating income	1,409	6,920
Other income/(expense):
Equity income from unconsolidated subsidiary	51	669
Interest income	110	74
Interest expense	(27)	(8)
Other, net	(11)	10

Income before income taxes and noncontrolling interests	1,532	7,665
Provision for income taxes	447	2,766

Net income from continuing operations before noncontrolling interests	1,085	4,899
Income/(loss) from discontinued operations, net of tax	84	(628)

Net income before noncontrolling interests	1,169	4,271
Less: Income attributable to noncontrolling interests	(337)	(286)

Net income attributable to Michael Baker Corporation	832	3,985

Other comprehensive loss — unrealized loss on investments	(16)	(19)

Comprehensive income attributable to Michael Baker Corporation	$816	$3,966

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.08	$0.52
Diluted E.P.S. — Continuing operations	0.08	0.52
Basic E.P.S. — Net income	0.09	0.45
Diluted E.P.S. — Net income	$0.09	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	March 31,	December 31,
(In thousands, except share amounts)	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$80,091	$77,443
Available-for-sale securities	12,352	9,795
Receivables, net of allowances of $495 and $601, respectively	72,926	73,681
Unbilled revenues on contracts in progress	56,965	58,884
Prepaid expenses and other	7,420	10,400

Total current assets	229,754	230,203

Property, Plant and Equipment, net	17,261	16,847
Other Long-term Assets
Goodwill	53,441	53,441
Other intangible assets, net	12,832	14,569
Deferred tax asset	1,074	878
Other long-term assets	5,072	5,127

Total other long-term assets	72,419	74,015

Total assets	$319,434	$321,065

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$33,525	$38,918
Accrued employee compensation	24,532	20,638
Accrued insurance	11,754	11,992
Billings in excess of revenues on contracts in progress	17,564	18,816
Deferred income tax liability	6,405	6,405
Income taxes payable	354	545
Other accrued expenses	9,329	8,915

Total current liabilities	103,463	106,229

Long-term Liabilities
Deferred income tax liability	9,270	9,894
Other long-term liabilities	8,510	8,405

Total liabilities	121,243	124,528

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,789,256 and 9,718,351, respectively	9,789	9,718
Additional paid-in capital	60,278	59,637
Retained earnings	132,133	131,301
Accumulated other comprehensive loss	(96)	(80)
Less — 495,537 shares of Common Stock in treasury, at cost	(4,761)	(4,761)

Total Michael Baker Corporation shareholders’ investment	197,343	195,815
Noncontrolling interests	848	722

Total shareholders’ investment	198,191	196,537

Total liabilities and shareholders’ investment	$319,434	$321,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the three months
	ended March 31,
(In thousands)	2011	2010

Cash Flows from Operating Activities
Net income	$1,169	$4,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Net (income)/loss from discontinued operations	(84)	628
Depreciation and amortization	3,118	1,028
Stock based compensation	449	28
Changes in assets and liabilities:
Decrease in receivables	500	2,326
Decrease/(increase) in unbilled revenues and billings in excess, net	667	(6,932)
Decrease/(increase) in other net assets	2,504	(1,487)
(Decrease)/increase in accounts payable	(4,707)	1,193
Increase in accrued expenses	4,397	1,267

Net cash provided by continuing operations	8,013	2,322
Net cash (used in)/provided by discontinued operations	(714)	201

Net cash provided by operating activities	7,299	2,523

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,808)	(2,140)
Purchase of short-term investments	—	(250)
Purchase of available-for-sale securities	(4,291)	(10,186)
Sale of available-for-sale securities	1,706	—

Net cash used in continuing operations	(4,393)	(12,576)
Net cash provided by discontinued operations	—	9,965

Net cash used in investing activities	(4,393)	(2,611)

Cash Flows from Financing Activities
Payments on capital lease obligations	(47)	(45)
Noncontrolling interest distributions	(211)	—

Net cash used in financing activities	(258)	(45)

Net increase/(decrease) in cash and cash equivalents	2,648	(133)
Cash and cash equivalents, beginning of period	77,443	105,259

Cash and cash equivalents, end of period	$80,091	$105,126

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Michael Baker Corporation (the “Company”) was founded in 1940 and organized as a Pennsylvania corporation in 1946. Currently, through its operating subsidiaries, the Company provides engineering expertise for public and private sector clients worldwide. The Company’s Transportation and Federal business segments provide a variety of services to the Company’s markets. The Transportation segment provides services for Surface Transportation, Aviation and Rail & Transit markets while the Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by accounting principles generally accepted in the United States of America for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010 (the “Form 10-K”).
The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.
On May 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”) for $59.5 million. This transaction was funded with approximately $51.4 million of cash on hand and approximately $8.1 million of the Company’s stock. The transaction was subject to a working capital adjustment provision resulting in an additional payment of approximately $1.1 million to the former shareholders in June 2010. See further discussion in the “LPA Acquisition” note.
On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of these dispositions, the results of the Company’s former Energy segment, (“Baker Energy”), have been reclassified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows. All amounts reflected as discontinued operations in these statements are attributable to the Company.

3. LPA ACQUISITION
The results of operations for LPA are included in the Company’s unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2011. The unaudited pro-forma financial information summarized in the following table gives effect to the LPA acquisition and assumes that it occurred on January 1, 2010:

For the three months
(In thousands, except per share data)	ended March 31, 2010

Continuing operations
Revenues	$137,040
Net income	5,437
Diluted earnings per share	$0.59

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
4. EARNINGS PER COMMON SHARE
The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months
	ended March 31,
(In thousands)	2011	2010

Net income from continuing operations before noncontrolling interests	$1,085	$4,899
Less: Income attributable to noncontrolling interest	(337)	(286)

Net income from continuing operations attributable to Michael Baker Corporation	748	4,613
Net income/(loss) from discontinued operations, net of tax	84	(628)

Net income attributable to Michael Baker Corporation	$832	$3,985

	For the three months
	ended March 31,
(In thousands, except per share data)	2011	2010

Basic:
Weighted average shares outstanding	8,958	8,883
Earnings/(loss) per share:
Continuing operations	$0.08	$0.52
Discontinued operations	0.01	(0.07)

Total	$0.09	$0.45

Diluted:
Effect of dilutive securities — Contingently issuable shares and stock based compensation	312	66
Weighted average shares outstanding	9,270	8,949
Earnings/(loss) per share:
Continuing operations	$0.08	$0.52
Discontinued operations	0.01	(0.07)

Total	$0.09	$0.45

For the three months ended March 31, 2011 and 2010, Company stock options totaling 48,000 and 32,000, respectively, were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
5. BUSINESS SEGMENT INFORMATION
The Company’s Transportation and Federal business segments reflect how executive management makes resource decisions and assesses its performance. Each segment operates under a separate management group and produces discrete financial information which is reviewed by management. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K.
The Transportation segment provides services for Surface Transportation, Aviation, and Rail & Transit markets. The Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. LPA’s results are reflected in the Company’s Transportation segment.
The Company evaluates the performance of its segments primarily based on income from operations. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications and other Corporate functions. Corporate overhead is allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. A portion of Corporate income and expense is not allocated to the segments.

The following tables reflect disclosures for the Company’s business segments:

	For the three months
	ended March 31,
(In millions)	2011	2010

Revenues
Transportation	$70.2	$50.9
Federal	50.8	60.8

Total revenues	$121.0	$111.7

Gross profit
Transportation	$9.8	$8.7
Federal	11.7	12.8
Corporate	(0.4)	—

Total gross profit	21.1	21.5

Less: SG&A
Transportation	(12.5)	(7.1)
Federal	(7.2)	(7.5)

Total SG&A	(19.7)	(14.6)

Total operating (loss)/income
Transportation	(2.7)	1.6
Federal	4.5	5.3
Corporate	(0.4)	—

Total operating income	$1.4	$6.9

	As of
	March 31,	December 31,
(In millions)	2011	2010

Segment assets:
Transportation	$153.0	$159.1
Federal	61.2	59.6
Corporate	105.2	102.4

Total	$319.4	$321.1

The Federal segment had equity investments in unconsolidated subsidiaries of $0.4 million and $0.6 million as of March 31, 2011 and December 31, 2010, respectively, and a nominal loss from its unconsolidated subsidiaries for the three months ended March 31, 2011 compared to income of $0.7 million for the three months ended March 31, 2010. The Transportation segment had equity investments in unconsolidated subsidiaries of $0.2 million as of March 31, 2011 and $0.1 million as of December 31, 2010 and income from its unconsolidated subsidiaries of $0.1 million for the three months ended March 31, 2011.
The Company has determined that interest expense, interest income and intersegment revenues, by segment, are immaterial for disclosure in these condensed consolidated financial statements.

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

	For the three months
	ended March 31,
(In thousands)	2011	2010

Provision/(benefit) for income taxes:
Continuing operations	$447	$2,766
Discontinued operations	48	(338)

Provision for income taxes	$495	$2,428

The Company’s full-year forecasted effective income tax rate for continuing operations was 37.5% for both three-month periods ended March 31, 2011 and 2010, respectively. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2010 was 39.0%. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the three months ended March 31, 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversals of portions of the Company’s valuation allowance related to foreign tax credits totaling $0.4 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively. As a comparison, the Company reversed portions of its valuation allowance related to foreign tax credits totaling $0.5 million for the year ended December 31, 2010, but this amount was offset by non-deductible acquisition related costs totaling $0.8 million.
As of March 31, 2011 and December 31, 2010, the Company’s reserve for uncertain tax positions totaled approximately $2.6 million. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general, and administrative expenses, respectively, in its condensed consolidated statements of income. As of both March 31, 2011 and December 31, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.7 million.
7. AVAILABLE-FOR-SALE SECURITIES
The Company’s available-for-sale securities are primarily comprised of highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds and are recorded at fair value. As of March 31, 2011 and December 31, 2010 the Company held available-for-sale securities of $12,352,000 and $9,795,000, respectively. Interest income from the available-for-sale securities was $93,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt securities
December 31, 2010	$9,812	$23	$(40)	$9,795
March 31, 2011	$12,384	$18	$(50)	$12,352

The following table presents the Company’s maturities of debt securities at fair value as of March 31, 2011:

(In thousands)

Mature within one year	$3,553
Mature in one to five years	8,799

Total	$12,352

8. FAIR VALUE MEASUREMENTS
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
As of March 31, 2011, the Company held cash equivalents as investments in money market funds totaling $27.7 million and available-for-sale securities in highly-rated corporate and U.S. federally-sponsored agency bonds totaling $12.4 million in accounts held by major banks and financial institutions.
The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2011

Cash equivalents	$27,736	$27,736	$—	$—
Available-for-sale securities	12,352	12,352	—	—

Total cash equivalents and investments	$40,088	$40,088	$—	$—
Percent to total	100%	100%	—	—

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)

December 31, 2010

Cash equivalents	$30,279	$30,279	$—	$—
Available-for-sale securities	9,795	9,795	—	—

Total cash equivalents and investments	$40,074	$40,074	$—	$—
Percent to total	100%	100%	—	—

9. COMMITMENTS & CONTINGENCIES
Commitments
The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of March 31, 2011 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$7.3
Other	0.4
Performance and payment bonds*	14.3

*	These instruments require no associated liability on the Company’s Consolidated Balance Sheet.
The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of March 31, 2011, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of March 31, 2011. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the Company’s March 31, 2011 unaudited condensed consolidated balance sheet are both liabilities and assets related to Baker Energy’s workers’ compensation, automobile and health insurances through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of

September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in the Company’s Condensed Consolidated Balance Sheet as those insurances are written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for these insurances in its condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through March 31, 2011.
Contingencies
Camp Bonneville Project. In 2006, Michael Baker Jr., Inc. (“MB Jr.”), a subsidiary of the Company, entered into a contract whereby it agreed to perform certain services (the “Services”) in connection with a military base realignment and closure (“BRAC”) conservation conveyance of the Camp Bonneville property (the “Property”) located in Clark County, Washington. The Property was formerly owned by the United States Army (the “Army”). MB Jr’s. contract for the performance of the Services is with the Bonneville Conservation Restoration and Renewal Team (“BCRRT”), a not-for-profit corporation which holds title to the Property. BCRRT, in turn, has a contract with Clark County, Washington (the “County”) to perform services in connection with the Property and is signatory to a prospective purchaser consent decree (“PPCD”) with the Washington Department of Ecology (“WDOE”) regarding cleanup on the Property. The County is funding the services via an Environmental Services Cooperative Agreement (“ESCA”) grant from the Army and ultimately intends to use the Property as a park when cleanup is complete. As part of the Services, MB Jr., through a subcontractor, MKM Engineers (“MKM”), was performing remediation of hazardous waste and military munitions including Munitions and Explosives of Concern (“MEC”) on the Property.
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
On June 1, 2009, at the urging of BCRRT, MB Jr. and MKM (hereinafter the “BCRRT Team”), the County sent a letter to the Army requesting that it begin the process of releasing ACF to cover additional costs of munitions response, and on June 26, 2009 the Army responded by requesting documentation of the costs incurred to date. On September 1, 2009, the BCRRT Team submitted this additional documentation to the County, and the County promptly sent this information to the Army. On October 20, 2009 the Army responded to the County’s request for ACF denying payment. The BCRRT Team strenuously disagrees with the Army’s reasons for doing so. In December of 2009, the BCRRT Team met with the Army and the Army requested that the BCRRT Team provide more information regarding cost documentation already submitted and additional cost documentation in order to update the ACF claim through December of 2009. This information and cost documentation was provided in January of 2010. In April of 2010, the Army indicated that it would respond regarding the ACF claim within the next one-hundred and twenty (120) days. Following the contingent settlement discussed below, in November 2010, the Army made an initial payment of ACF to the BCRRT Team, including a payment to Baker of

$243,000 for work performed. An additional payment of ACF to Baker of $282,000 for retention was made in April of 2011.
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
MB Jr. has engaged outside counsel to assist in this matter. Counsel, on behalf of MB Jr., has been in discussions with the County, the Army, WDOE, BCRRT, and MKM, and on July 13, 2010 a contingent settlement agreement was reached between the County, BCRRT and MKM regarding the project. This agreement contemplates the resolution of the issues regarding the work on the project to date and is contingent upon, among other matters, an agreement being reached between the Army and the County regarding the remaining work. At this time it is too early to determine if the contingencies in the settlement agreement will be satisfied and hence the matter’s outcome and ultimate financial impact on MB Jr., although to date all parties appear focused on resolving the matter. For these reasons, the probability of loss and range of estimated loss cannot be determined at this time.
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
10. LONG-TERM DEBT AND BORROWING AGREEMENTS
On September 30, 2010, the Company entered into a Credit Agreement with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of March 31, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.7 million for both periods.
Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the three months ended March 31, 2011 and 2010 under the Company’s respective credit agreements.
The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement also contains usual and customary negative covenants for a credit facility and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable. As of March 31, 2011, the Company was in compliance with the covenants under the Credit Agreement.
11. STOCK-BASED COMPENSATION
As of March 31, 2011, the Company has two active equity incentive plans under which stock awards can be issued as well as an expired plan under which stock options previously granted remain outstanding and exercisable. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive

Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the 1995 Stock Incentive Plan (the “1995 Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the 1995 Plan options were typically granted under agreements which one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years under the now expired Plan. Under the 1995 Plan and the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Incentive Plan, the exercise price of each option equals the closing price of the Company’s stock on the date o the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares and to receive all dividends and other distributions. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.
As of both March 31, 2011 and December 31, 2010, the restrictions had not lapsed on 24,000 shares of the Company’s restricted stock awarded under the Directors’ Plan. As of both March 31, 2011 and December 31, 2010, the restrictions had not lapsed on 131,773 shares and 70,907 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both March 31, 2011 and December 31, 2010, all outstanding options were fully vested under the Directors’ Plan and the expired 1995 Plan. There were 114,301 exercisable options under the Directors’ Plan and the expired 1995 Plan for both March 31, 2011 and December 31, 2010. Unearned compensation related to restricted stock awards was approximately $3,663,000 and $2,352,000 as of March 31, 2011 and December 31, 2010, respectively.
The following table summarizes all restricted stock issued for the Directors’ Plan and the Long-Term Plan:

		Weighted
		average
	Restricted	issuance price
	shares	per share

Balance at December 31, 2010	94,907	$35.63

Restricted shares granted	60,866	27.57

Balance at March 31, 2011	155,773	$32.48

The following table summarizes all stock options outstanding for the Directors’ Plan and the expired 1995 Plan:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2010	114,301	$25.67	$971,014	5.3
Balance at March 31, 2011	114,301	$25.67	$836,423	5.0

As of March 31, 2011, no shares of the Company’s Common Stock remained available for future grants under the expired 1995 Plan, while 368,227 shares were available for future grants under the Long-Term Plan and 103,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding under the Directors’ Plan and the expired 1995 Plan as of March 31, 2011:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$8.52 — $8.55	9,267	1.3	$8.54	9,267	$8.54
$10.025 — $15.625	33,034	1.2	14.33	33,034	14.33
$20.16 — $26.86	24,000	5.3	22.43	24,000	22.43
$37.225 — $40.455	48,000	8.3	38.40	48,000	38.40

Total	114,301	5.0	$25.67	114,301	$25.67

(1)	Average life remaining in years.
During the second quarter of 2008, the Company issued 40,000 SARs, which vest at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. Future payments for the SARs will be made in cash, subject to the Company’s discretion to make such payments in shares of the Company’s common stock under the terms of a shareholder-approved employee equity incentive plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model. Based on the fair value of these SARs, the Company anticipates recording additional expense in the second quarter of 2011 of approximately $35,000, at which time all SARS will be fully vested.
In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The company issued 10,039 shares under the ESPP during the three months ended March 31, 2011. The maximum number of shares of Common Stock which will be issued pursuant to the ESPP is 750,000 shares.
The Company recognized total stock based compensation expense related to its restricted stock, options, ESPP and SARs of $449,000 and $28,000 for the three months ended March 31, 2011 and 2010, respectively.
12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible asset, net	Transportation	Federal	Total

Balance, December 31, 2010	$14,532	$37	$14,569
Less: Amortization	(1,729)	(8)	(1,737)

Balance, March 31, 2011	$12,803	$29	$12,832

(In thousands)
Goodwill	Transportation	Federal	Total

Balance, December 31, 2010	$52,731	$710	$53,441
Balance, March 31, 2011	$52,731	$710	$53,441

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company performs its annual evaluation of the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2010.
The following table summarizes the Company’s other intangible assets balance as of March 31, 2011:

	Acquisition	Accumulated	Carrying
(In thousands)	Date Fair Value	Amortization	Value

Project backlog	$10,489	$4,833	$5,656
Customer contracts and related relationships	6,720	1,110	5,610
Non-compete agreements	2,500	1,145	1,355
Trademark / trade name	400	189	211

Total	$20,109	$7,277	$12,832

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $1,737,000 and $10,000 for the three months ended March 31, 2011 and 2010, respectively.
Estimated future amortization expense for other intangible assets as of March 31, 2011 is as follows:

(In thousands)

For the nine months ending December 31, 2011	$5,213
Fiscal year 2012	4,002
Fiscal year 2013	1,794
Fiscal year 2014	1,823

Total	$12,832

13. SHAREHOLDERS’ INVESTMENT
The following table presents the change in total shareholders’ investment for the three months ended March 31, 2011:

	Total Michael
	Baker Corporation	Non-
	Shareholders'	controlling
(In thousands)	Investment	Interests	Total

Balance, December 31, 2010	$195,815	$722	$196,537

Net income	832	337	1,169
Employee Stock Purchase Plan	292	—	292
Stock appreciation rights	53	—	53
Amortization of restricted stock	367	—	367
Profit distribution	—	(211)	(211)
Other comprehensive loss — unrealized loss on investments	(16)	—	(16)

Balance, March 31, 2011	$197,343	$848	$198,191

14. SUBSEQUENT EVENTS
Reduction in Force
Budgetary uncertainty and constraints at all levels of government have caused the Company’s clients to sharply curtail their spending on new and existing projects over the past six months, as a result significant downward pressure on the Company’s revenue has occurred. As a result, on April 8, 2011, the Company announced and implemented a reduction in force program and imposed a company-wide hiring freeze for non-billable positions for the remainder of the year. In the second quarter of 2011, the Company expects to recognize restructuring charges totaling approximately $1.7 million, which include severance payments and COBRA subsidy medical benefits provided to severed employees. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for the Michael Baker Corporation 401(k) Plan for the remainder of the year, a delay in annual salary increases until the fourth quarter of 2011 and the elimination of benefits for certain reduced-work-schedule employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”).
Business Overview and Environment
We provide engineering expertise for public and private sector clients worldwide, with our Transportation and Federal business segments providing a variety of services to our markets. We derive a significant portion of our revenues from U.S. federal, state and local government contracting, with over 86% of our revenue in the quarter ended March 31, 2011 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects. In recent years, we have specifically benefited from the work that the Federal government as well as state and local governments have procured as a result of American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects through December 31, 2010, particularly in transportation design and construction phase services. Additionally, we rely heavily on the current legislation for transportation — the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), which, until very recently, was being extended on only a short term basis. Even the recent extension by Congress expires as of September 30, 2011. While this extension provides funding for transportation infrastructure projects through the third quarter of 2011, the level of funding, and whether further extensions of the program will occur based on the outcome of the Federal deficit debate in Congress, is uncertain. This type of budgetary uncertainty, the cessation of the ARRA and constraints at all levels of government have caused our clients to sharply curtail their spending on new and existing projects over the past six months, resulting in significant downward pressure on our revenue. Specifically, our key transportation clients are continuing to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect that this trend will continue for the foreseeable future. As a result, on April 8, 2011, we announced and implemented a reduction in force program and imposed a company-wide hiring freeze for non-billable positions for the remainder of the year. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for our 401(k) Plan for the remainder of the year, a delay in annual salary increases until the fourth quarter of 2011 and the elimination of benefits for certain reduced-work-schedule employees.
Our Transportation segment provides services for Surface Transportation, Aviation, and Rail & Transit markets and our Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services we provide to clients in these markets are program management, design-build (for which we provide only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. We view our short and long-term liquidity as being dependent upon our results of operations, changes in working capital and our borrowing capacity. In addition to the aforementioned impact of appropriations of public funds for infrastructure and other government-funded projects, we are also impacted by capital spending levels in the private sector and the demand for our services in the various engineering markets in which we compete.

Our significant contracts awarded during 2011 include:
•	A five-year, up to $12 million indefinite delivery/indefinite quantity (“IDIQ”) surveying and mapping services contract with the U.S. Army Corps of Engineers (“USACE”) Mobile District.

•	A one-year, $10 million contract with the USACE — Middle East District to provide construction management support to the Afghanistan Engineering Districts.

•	A five-year, $5 million contract with the Maryland Aviation Administration to provide on-call construction management and inspection services to Baltimore/Washington International Thurgood Marshall Airport.
In addition, Baker is the lead architectural and engineering firm on a Kiewit-Mortenson joint venture. The Kiewit-Mortenson joint venture is one of seven companies to be awarded a multiple award construction contract (“MACC”) by the Naval Facilities Engineering Command (“NAVFAC”) — Pacific Division to compete for design and construction projects in Guam and other areas in the NAVFAC Pacific area. The total capacity of the combined MACC contract for construction of facilities and infrastructure is $4.0 billion with each of the seven contracts being for a twelve-month base period with four, one-year option periods. As of March 31, 2011, no work has been issued under the MACC to the Kiewit-Mortenson joint venture.
On May 3, 2010, we acquired 100% of the outstanding shares of The LPA Group Incorporated and substantially all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing primarily in the planning and design of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. The majority of LPA’s clients are state and local governments as well as construction companies that serve those markets. The LPA acquisition significantly expanded our presence in the southeastern U.S. Transportation market, and broadened our existing capabilities in planning, design, program management, and construction management in the Aviation, Highway, Bridge and Rail & Transit markets. The results of operations for LPA are included in our Transportation segment for the three months ended March 31, 2011.
Discontinued Operations — Energy
In our 2009 filings, we presented an Engineering and an Energy business segment; our former Energy segment, (“Baker Energy”), provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy sale”). Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three months ended March 31, 2011 and 2010 give effect to the dispositions.
Executive Overview
Our earnings per diluted common share for continuing operations were $0.08 for the three months ended March 31, 2011, compared to $0.52 per diluted common share reported for 2010. Our total earnings per diluted common share were $0.09 for the three months ended March 31, 2011, compared to $0.45 per diluted common share reported for the same period in 2010.
Our revenues from continuing operations were $121.0 million for the three months ended March 31, 2011, an 8% increase from the $111.7 million reported for the same period in 2010. This increase in revenues was primarily driven by revenues from LPA, which was acquired in the second quarter of 2010, offset by a decrease in revenues in our Federal segment.

Income from continuing operations for the three months ended March 31, 2011 was $0.7 million compared to $4.6 million for the same period in 2010. These results were driven by a decrease in our Federal segment’s work performed for our unconsolidated joint venture in Iraq and the Federal Emergency Management Agency (“FEMA”) contracts, as well as an overall increase in our selling, general and administrative (“SG&A”) expenses primarily driven by the LPA acquisition. These decreases were offset by an increase in revenues and margins in our Transportation segment, which includes the results of LPA, partially offset by amortization expense for intangible assets related to the LPA acquisition.
Results of Operations
Comparisons of the Three Months Ended March 31, 2011 and 2010
In this three-month discussion, unless specified otherwise, all references to 2011 and 2010 relate to the three-month periods ended March 31, 2011 and 2010, respectively.
Revenues
Our revenues totaled $121.0 million for 2011 compared to $111.7 million for 2010, reflecting an increase of $9.3 million or 8%. This increase was driven by our Transportation segment, including $19.2 million of revenues from LPA which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.
Transportation. Revenues were $70.2 million for 2011 compared to $50.9 million for 2010, reflecting an increase of $19.3 million or 38%. The following table presents Transportation revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$2.4	3%	$2.3	4%
State and local government	56.0	80%	39.5	78%
Domestic private industry	11.8	17%	9.1	18%

Total revenues	$70.2	100%	$50.9	100%

This increase was primarily driven by state and local government and domestic private industry revenues totaling $19.2 million from LPA, which was acquired in the second quarter of 2010. The increase was also driven by the period-over-period increases in Departments of Transportation services provided for Pennsylvania, Indiana, New Jersey, Virginia and Tennessee totaling $3.9 million, offset by revenues generated as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $1.4 million and revenues for the North Carolina Turnpike Authority of $1.0 million.

Federal. Revenues were $50.8 million for 2011 compared to $60.8 million for 2010, reflecting a decrease of $10.0 million or 16%. The following table presents Federal revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$39.3	78%	$45.7	75%
State and local government	6.8	13%	9.6	16%
Domestic private industry	4.7	9%	5.5	9%

Total revenues	$50.8	100%	$60.8	100%

The decrease in our Federal segment’s revenues for 2011 was driven by a decrease of $5.5 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, the net decrease in work performed on our FEMA contracts of $2.5 million, the period-over-period decrease in services provided for the Department of Public Works in Montgomery County, Maryland of $2.1 million and the Alaska Department of Natural Resources of $1.6 million, partially offset by an increase of $1.9 million related to our contract to provide services for the NAVFAC — Atlantic Division.
Gross Profit
Our gross profit totaled $21.1 million for 2011 compared to $21.5 million for 2010, reflecting a decrease of $0.4 million or 1.8%. Gross profit expressed as a percentage of revenues was 17.5% for 2011 compared to 19.3% for 2010. The decrease in gross profit for 2011 is primarily attributable to a decrease in our Federal segment’s revenue volume and the increase in amortization expense of $1.4 million for intangible assets related to the LPA acquisition, partially offset by our Transportation segment’s increased revenue volume compared to 2010, which was primarily driven by the acquisition of LPA. Included in total gross profit for 2011 were Corporate-related costs for self-insured professional liability claims of $0.4 million, which were not allocated to our segments.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.4% for 2011 compared to 26.8% for 2010, while subcontractor costs expressed as a percentage of revenues were 19.3% and 21.6% for 2011 and 2010, respectively. Direct labor costs were primarily affected by increases on various Transportation segment projects, including those projects related to LPA, while subcontractor costs were primarily affected by a decrease in work performed in the Department of Public Works for Montgomery County, Maryland, partially offset by increases in subcontractors used for work with NAVFAC-Atlantic. Expressed as a percentage of revenues, direct labor increased in our Transportation segment and decreased in our Federal segments, while subcontractor costs decreased in both our Transportation and Federal segments period over period.
Transportation. Gross profit was $9.8 million for 2011 compared to $8.7 million for 2010, reflecting an increase of $1.1 million or 13.1%. The increase in gross profit for 2011 is primarily attributable to increased revenue volume compared to 2010, partially offset by the unfavorable impact of project mix and increased amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 14.0% in 2011 compared to 17.1% in 2010. Gross profit expressed as a percentage of revenues decreased as a result of unfavorable impacts of lower utilization and project mix, coupled with the aforementioned LPA related amortization expense of $1.4 million.

Federal. Gross profit was $11.7 million for 2011 compared to $12.8 million for 2010, reflecting a decrease of $1.1 million or 8.1%. The decrease in gross profit for 2011 is primarily attributable to a decrease in revenue volume. Gross profit expressed as a percentage of revenues was 23.1% in 2011 compared to 21.0% in 2010. Gross profit expressed as a percentage of revenues was favorably impacted by project mix compared to 2010.
Selling, General and Administrative Expenses
Our SG&A expenses totaled $19.7 million for 2011 compared to $14.6 million for 2010, reflecting an increase of $5.1 million or 35.1%. SG&A expenses for the Transportation segment were $12.5 million for 2011 compared to $7.1 million for 2010, reflecting an increase of $5.4 million or 74.6%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 17.8% for 2011 from 14.0% for 2010. SG&A expenses for the Federal segment were $7.2 million for 2011 compared to $7.5 million for 2010, reflecting a decrease of $0.3 million or 4.0%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 14.2% for 2011 from 12.4% for 2010.
Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor percentage of total direct labor.
SG&A expenses increased period over period primarily due to additional SG&A expenses of $3.4 million from LPA, which includes amortization expense of $0.4 million for intangible assets related to the LPA acquisition. Also contributing to the increase in SG&A was an increase in employee compensation related cost of $0.7 million, partially driven by key strategic hires related to our organic growth initiatives, and increased stock based compensation of $0.4 million, due to the Long-Term Incentive Plan and Employee Stock Purchase Plan becoming effective subsequent to the first quarter of 2010. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by LPA contributing higher amounts of SG&A costs as a percentage of revenue than our historical business, increased employee compensation related cost and increased stock based compensation cost.
Other Income/(Expense)
“Other income/(expense)” aggregated to income of $0.1 million for 2011 compared to $0.7 million for 2010. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income and interest expense. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH’s current Iraq IDIQ contract ending in 2009 and being materially completed in September 2010. SBH will be dissolved in 2011 and we anticipate any activity for the entity through dissolution will be nominal.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 37.5% for the 2011 and 2010. The variances between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversal of a portion of our valuation allowance related to foreign tax credits totaling $0.4 million and $0.3 million as of March 31, 2011 and 2010, respectively.

Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.1 million for 2011 compared to a net loss from discontinued operations of $0.6 million in 2010. As part of the Energy sale we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes.
The income tax expense attributable to discontinued operations was negligible in 2011 compared to a benefit for income taxes of approximately $0.3 million in 2010.
Contract Backlog
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
The following table presents our contract backlog:

	As of
	March 31,	December 31,
(In millions)	2011	2010

Funded	$563.2	$569.5
Unfunded	977.1	1,005.6

Total	$1,540.3	$1,575.1

As of March 31, 2011, our funded backlog consisted of $396.4 million for our Transportation segment and $166.8 million for the Federal segment. Of our total funded backlog as of March 31, 2011, approximately $272 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
Liquidity and Capital Resources
We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents and investments; cash generated by operations; and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $125.0 million through September 30, 2015.

The following table reflects our available funding capacity as of March 31, 2011:

(In millions)

Available Funding Capacity
Cash & Cash Equivalents		$80.1
Available for sale securities		12.4
Credit agreement
Revolving credit facilty	125.0
Outstanding borrowings	—
Issued letters of credit	(7.7)

Net line of credit capacity available		117.3

Total available funding capacity		$209.8

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month and then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of March 31, 2011 and December 31, 2010, $17.0 million and $20.6 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability, and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2011, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for 2011.
The following table represents our summarized working capital information:

	As of
	March 31,	December 31,
(In millions, except ratios)	2011	2010	Change

Current assets	$229.8	$230.2	$(0.4)
Current liabilities	(103.5)	(106.2)	(2.7)

Working capital	$126.3	$124.0	$2.3
Current Ratio*	2.22	2.17	N/A

*	Current ratio is calculated by dividing current assets by current liabilities.
Cash Provided by Operating Activities
Cash provided by operating activities was $7.3 million and $2.5 million for three months ended March 31, 2011 and 2010, respectively. Non-cash charges for depreciation and amortization increased to $3.1 million in 2011 from $1.0 million in 2010 due to the amortization of intangible assets acquired as part of the acquisition of LPA in the second quarter of 2010.
Our cash provided by operating activities for 2011 improved compared to 2010 as incentive compensation paid during the first quarter of 2011 was $6.2 million less period over period. Other significant contributors to the cash provided by operating activities for 2011 were net income of $1.2 million, a decrease in our accounts receivable, a decrease in other net assets and an increase in accrued expenses, offset by a decrease in accounts payable. The decrease in accounts receivable balance was the result of decreased DSO in receivables and unbilled revenues, net of billings in excess. Our total DSO in receivables and unbilled revenues, net of billings in excess, was 79 days as of March 31, 2011, compared to 82 days as of year-end 2010. The decrease in other net assets related to a reduction in prepaid income taxes as a result of a tax refund received in the first quarter of 2011.
Cash Used in Investing Activities
Cash used in investing activities was $4.4 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. Cash of $10.0 million related to a net asset adjustment provision in the terms of the Energy Sale was received in 2010, and is reflected as an inflow for the three months ended March 31, 2010. Cash used in investing activities for 2011 reflects $4.3 million related to purchases of available-for-sale securities partially offset by cash inflows of $1.7 million related to the sale of available-for-sale securities.
In addition, our cash used in investing activities for periods presented also related to capital expenditures. The majority of our 2011 capital additions pertain to computer software purchases, office equipment and office related leasehold improvements. We also acquired various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Used In Financing Activities
Our financing activities primarily related to payments on capital lease obligations and non-controlling interests distributions to our partners in the BakerAECOM, LLC.
Credit Agreement
On September 30, 2010, we entered into a Credit Agreement with a consortium of financial institutions and provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The arrangement increases our credit capacity by $65 million. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of March 31, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.7 million for both periods.
The Credit Agreement provides pricing options for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our Credit Agreement also contains usual and customary negative covenants for transactions of this type and requires us to meet minimum leverage and interest and rent coverage ratio covenants. Our Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by us under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by us under the credit facility will automatically become immediately due and payable.
Although only $7.7 million of our credit capacity was utilized under this facility as of March 31, 2011, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity
As of March 31, 2011, we had $80.1 million of cash and cash equivalents, as well as approximately $12.4 million in available-for-sale securities. Since our long-term plan is to grow both organically and through acquisitions, our management team determined that capital preservation is a critical factor in executing on this strategy. As such, the determination was made to maintain the majority of our cash balances in highly rated bonds and money market funds. We believe that this strategy to preserve our current cash position with sufficient liquidity to deploy those funds rapidly is the prudent course of action in light of our acquisition and organic growth initiatives. We principally maintain our cash & cash equivalents and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.
We plan to utilize our cash, investments and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and are specifically seeking to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and intend to use existing cash, investments and the Credit Agreement to fund such endeavors. Additionally, in February 2011, we filed a shelf registration with the Securities & Exchange Commission (“SEC”), which was subsequently declared effective in April 2011. Under the shelf registration we may sell, from time to time, up to $125 million of our common stock or debt securities, either individually or in units, in one or more offerings. While we have no specific plans to offer the securities covered by the registration statement, and are not required to offer the securities in the future, we believe the shelf registration will provide us with financial flexibility to fund our growth objectives, if necessary. We also periodically review our business, and our service offerings within our business, for financial performance and growth potential. As such, we may consider realigning our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
If we commit to funding future acquisitions, we may need to issue debt or equity securities (including raising capital via our shelf registration), add a temporary credit facility, and/or pursue other financing vehicles in order to execute such transactions. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.
Contractual Obligations and Off-Balance Sheet Arrangements
There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2010 Form 10-K.
Critical Accounting Estimates
There were no material changes in the critical accounting estimates disclosed in our 2010 Form 10-K.
Recent Accounting Pronouncements
There were no notable recent accounting pronouncements since our 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in the exposure to market risk disclosed in our 2010 Form 10-K.
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
We believe that the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.
Changes in Internal Control Over Financial Reporting
There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in our 2010 Form 10-K.

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
MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: May 5, 2011
Michael J. Zugay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)