Form 10-Q
period 2011-06-30
MICHAEL BAKER CORP
filed 2011-08-09
CIK 9263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of July 31, 2011:
Common Stock             9,323,755 shares

MICHAEL BAKER CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenue	$130,061	$131,757	$251,094	$243,417
Cost of work performed	102,665	103,158	202,569	193,299

Gross profit	27,396	28,599	48,525	50,118
Selling, general and administrative expenses	19,513	20,257	39,234	34,855

Operating income	7,883	8,342	9,291	15,263

Other income/(expense):
Equity income from unconsolidated subsidiary	114	890	165	1,559
Interest income	126	121	236	195
Interest expense	(87)	(35)	(114)	(41)
Other, net	(21)	(26)	(33)	(18)

Income before income taxes and noncontrolling interests	8,015	9,292	9,545	16,958
Provision for income taxes	2,762	3,533	3,209	6,299

Net income from continuing operations before noncontrolling interests	5,253	5,759	6,336	10,659
Loss from discontinued operations, net of tax	(100)	(164)	(15)	(796)

Net income before noncontrolling interests	5,153	5,595	6,321	9,863
Less: Income attributable to noncontrolling interests	(299)	(205)	(635)	(490)

Net income attributable to Michael Baker Corporation	4,854	5,390	5,686	9,373
Other comprehensive income/(loss) — unrealized gain/(loss) on investments	35	13	19	(5)

Comprehensive income attributable to Michael Baker Corporation	$4,889	$5,403	$5,705	$9,368

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.53	$0.62	$0.62	$1.14
Diluted E.P.S. — Continuing operations	0.53	0.61	0.61	1.13
Basic E.P.S. — Net income	0.52	0.60	0.62	1.05
Diluted E.P.S. — Net income	$0.52	$0.59	$0.61	$1.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
	June 30,	December 31,
(In thousands, except share amounts)	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$74,947	$77,443
Available-for-sale securities	13,997	9,795
Receivables, net of allowances of $761 and $601, respectively	77,957	73,681
Unbilled revenues on contracts in progress	60,319	58,884
Prepaid expenses and other	14,944	10,400

Total current assets	242,164	230,203

Property, Plant and Equipment, net	16,890	16,847
Goodwill	54,787	53,441
Other intangible assets, net	11,999	14,569
Deferred tax asset	1,074	878
Other long-term assets	5,416	5,127

Total assets	$332,330	$321,065

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$36,157	$38,918
Accrued employee compensation	28,895	20,638
Accrued insurance	11,424	11,992
Billings in excess of revenues on contracts in progress	17,888	18,816
Deferred income tax liability	6,450	6,405
Income taxes payable	418	545
Other accrued expenses	8,576	8,915

Total current liabilities	109,808	106,229

Long-term Liabilities
Deferred income tax liability	9,184	9,894
Other long-term liabilities	8,915	8,405

Total liabilities	127,907	124,528

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 9,822,940 and 9,718,351, respectively	9,823	9,718
Additional paid-in capital	61,553	59,637
Retained earnings	136,987	131,301
Accumulated other comprehensive loss	(63)	(80)
Less - 499,185 and 495,537 shares of Common Stock in treasury, at cost, respectively	(4,847)	(4,761)

Total Michael Baker Corporation shareholders’ investment	203,453	195,815
Noncontrolling interests	970	722

Total shareholders’ investment	204,423	196,537

Total liabilities and shareholders’ investment	$332,330	$321,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the six months
	ended June 30,
(In thousands)	2011	2010
Cash Flows from Operating Activities
Net income	$6,321	$9,863
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	15	796
Depreciation and amortization	6,191	3,461
Stock-based compensation	1,457	600
Changes in assets and liabilities:
Increase in receivables	(3,073)	(2,644)
Increase in unbilled revenues	(193)	(6,283)
Increase in other net assets	(5,405)	(7,545)
(Decrease)/increase in accounts payable	(3,249)	3,232
Decrease in billings in excess of revenues	(1,511)	(841)
Increase in accrued expenses	7,294	3,257

Net cash provided by continuing operations	7,847	3,896
Net cash (used in)/provided by discontinued operations	(665)	315

Net cash provided by operating activities	7,182	4,211

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,325)	(3,581)
Cash portion of acquisitions, net of cash acquired	(3,134)	(52,381)
Purchase of short-term investments	—	(250)
Maturity of short-term investments	—	750
Purchase of available-for-sale securities	(7,408)	(14,257)
Sale of available-for-sale securities	3,193	2,795

Net cash used in continuing operations	(9,674)	(66,924)
Net cash provided by discontinued operations	—	9,965

Net cash used in investing activities	(9,674)	(56,959)

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	564	50
Payments on capital lease obligations	(95)	(92)
Treasury stock purchases	(86)	—
Noncontrolling interest distributions	(387)	(79)

Net cash used in financing activities	(4)	(121)

Net decrease in cash and cash equivalents	(2,496)	(52,869)
Cash and cash equivalents, beginning of period	77,443	105,259

Cash and cash equivalents, end of period	$74,947	$52,390

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
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the Securities and Exchange Commission’s (“SEC’s”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by GAAP for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010 (the “Form 10-K”).
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
3. BUSINESS COMBINATIONS
On June 6, 2011, a variable interest entity for which the Company is the primary beneficiary entered into a stock purchase agreement to acquire 100% of the outstanding shares of JMA Architects, Inc. (“JMA”), an architectural and interior design firm based in Las Vegas, Nevada. This transaction was funded with cash on hand. JMA specializes in the design of healthcare, hospitality, education and commercial facilities in the southwestern United States with revenues of approximately $10 million for the year ended December 31, 2010. The addition of JMA significantly broadens the spectrum of architectural services the Company offers, allowing it to expand geographically, and strengthens its ability to provide an elevated level of design services worldwide. This acquisition was not material to the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2011 and unaudited Condensed

Consolidated Statement of Income for the three and six months ended June 30, 2011. The purchase accounting adjustments related to the JMA acquisition are currently preliminary and may have additional changes through the remainder of 2011.
On May 3, 2010, the Company entered into a stock purchase agreement to acquire 100% of the outstanding shares of The LPA Group Incorporated and all of its subsidiaries and affiliates (“LPA”) for $59.5 million. This transaction was funded with approximately $51.4 million of cash on hand and approximately $8.1 million of the Company’s stock. The transaction was subject to a working capital adjustment provision resulting in an additional payment of approximately $1.1 million to the former shareholders in June 2010.
The results of operations for LPA are included in the Company’s unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011. The unaudited pro-forma financial information summarized in the following table gives effect to the LPA acquisition and assumes that it occurred on January 1, 2010:

	For the three months	For the six months
(In thousands, except per share data)	ended June 30, 2010	ended June 30, 2010

Continuing operations
Revenues	$142,225	$279,266
Net income	6,933	11,997
Diluted earnings per share	$0.76	$1.31

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
4. EARNINGS PER COMMON SHARE
The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net income from continuing operations before noncontrolling interests	$5,253	$5,759	$6,336	$10,659
Less: Income attributable to noncontrolling interests	(299)	(205)	(635)	(490)

Net income from continuing operations attributable to Michael Baker Corporation	4,954	5,554	5,701	10,169
Net loss from discontinued operations, net of tax	(100)	(164)	(15)	(796)

Net income attributable to Michael Baker Corporation	$4,854	$5,390	$5,686	$9,373

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Basic:
Weighted average shares outstanding	9,302	8,923	9,263	8,903
Earnings/(loss) per share:
Continuing operations	$0.53	$0.62	$0.62	$1.14
Discontinued operations	(0.01)	(0.02)	—	(0.09)

Total	$0.52	$0.60	$0.62	$1.05

Diluted:
Effect of dilutive securities — stock-based compensation	27	194	34	130
Weighted average shares outstanding	9,329	9,117	9,297	9,033
Earnings/(loss) per share:
Continuing operations	$0.53	$0.61	$0.61	$1.13
Discontinued operations	(0.01)	(0.02)	—	(0.09)

Total	$0.52	$0.59	$0.61	$1.04

For the three and six months ended June 30, 2011 and 2010, Company stock options totaling 48,000 were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.
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
The Transportation segment provides services for Surface Transportation, Aviation, and Rail & Transit markets. The Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Pipelines & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. LPA’s results are reflected in the Company’s Transportation segment and JMA’s results are reflected in the Company’s Federal segment.
The Company evaluates the performance of its segments primarily based on operating income. Corporate overhead includes functional unit costs related to finance, legal, human resources, information technology, communications and other Corporate functions. Corporate overhead is allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. A portion of Corporate income and expense is not allocated to the segments.

The following tables reflect disclosures for the Company’s business segments:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In millions)	2011	2010	2011	2010

Revenues
Transportation	$78.8	$72.7	$149.0	$123.5
Federal	51.3	59.1	102.1	119.9

Total revenues	$130.1	$131.8	$251.1	$243.4

Gross Profit
Transportation	$15.9	$16.0	$25.8	$24.7
Federal	11.4	13.1	23.1	25.8
Corporate	0.1	(0.5)	(0.4)	(0.4)

Total gross profit	27.4	28.6	48.5	50.1

Less: SG&A
Transportation	(12.6)	(11.5)	(25.1)	(18.6)
Federal	(6.9)	(8.7)	(14.1)	(16.2)
Corporate	—	(0.1)	—	—

Total SG&A	(19.5)	(20.3)	(39.2)	(34.8)

Operating income
Transportation	3.3	4.5	0.7	6.1
Federal	4.5	4.4	9.0	9.6
Corporate	0.1	(0.6)	(0.4)	(0.4)

Total operating income	$7.9	$8.3	$9.3	$15.3

	As of
	June 30,	December 31,
(In millions)	2011	2010

Segment assets:
Transportation	$176.3	$159.1
Federal	58.2	59.6
Corporate	97.8	102.4

Total	$332.3	$321.1

Equity investments in unconsolidated subsidiaries as of June 30, 2011 and December 31, 2010 were $0.4 million and $0.6 million in the Federal segment and $0.2 million and $0.1 million in the Transportation segment, respectively. The Federal segment had nominal income from its unconsolidated subsidiaries for the three months ended June 30, 2011, and income of $0.2 million for the three months ended June 30, 2010. The Federal segment had a nominal loss from its unconsolidated subsidiaries for the six months ended June 30, 2011, and income from its unconsolidated subsidiaries of $0.9 million for the six months ended June 30, 2010. The Transportation segment had income from its unconsolidated subsidiaries of $0.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and income of $0.2 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively.
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

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands)	2011	2010	2011	2010

Provision for income taxes:
Continuing operations	$2,762	$3,533	$3,209	$6,299
Discontinued operations	(48)	(116)	—	(454)

Provision for income taxes	$2,714	$3,417	$3,209	$5,845

The Company’s full-year forecasted effective income tax rate for continuing operations was 39.5% and 39.0% for the six months ended June 30, 2011 and 2010, respectively. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2010 was 39.0%. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the six months ended June 30, 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversals of portions of the Company’s valuation allowance related to foreign tax credits totaling $0.3 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively. Also impacting the Company’s full-year forecasted effective income tax rate as of June 30, 2010 was $0.8 million in non-deductible acquisition related costs. As a comparison, the Company reversed portions of its valuation allowance related to foreign tax credits totaling $0.5 million for the year ended December 31, 2010, but this amount was offset by the aforementioned non-deductible acquisition related costs totaling $0.8 million.
The difference between the Company’s full-year forecasted effective income tax rate of 39.5% and the Company’s tax expense recorded in its condensed consolidated statement of income for the six months ended June 30, 2011 relates to statute expirations and forecasted foreign tax credits totaling $0.3 million.
As of June 30, 2011 and December 31, 2010, the Company’s reserve for uncertain tax positions totaled approximately $2.4 million and $2.6 million, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general and administrative expenses, respectively, in its condensed consolidated statements of income. As of June 30, 2011 and December 31, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.6 million and $0.7 million, respectively.
The Company continues to focus on tax planning strategies on a U.S. federal, state and local level, including continuing to work towards identifying opportunities to utilize its gross tax assets that have valuation allowances provided against them. Additionally, the Company will, on occasion, engage specialists, in some cases on a contingency basis, to evaluate filed returns and the methodologies used in those returns, to determine if the Company can further optimize its tax positions. As a result of these processes, the Company has identified an aggregate net potential recovery of approximately $1.4 million in one of the major local jurisdictions in which it operates related to a non-income related tax for several prior tax periods. The Company is pursuing collection of this amount from the taxing authority, but has not recorded any receivable related to this gain contingency as of June 30, 2011. The Company will record this tax benefit when and if realization of the associated amount is assured beyond a reasonable doubt.

7. AVAILABLE-FOR-SALE SECURITIES
The Company’s available-for-sale securities are primarily comprised of highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds and are recorded at fair value. As of June 30, 2011 and December 31, 2010, the Company held available-for-sale securities of $13,997,000 and $9,795,000, respectively. Interest income from the available-for-sale securities was $125,000 and $9,000 for the three months ended June 30, 2011 and 2010, and $218,000 and $18,000 for the six months ended June 30, 2011 and 2010, respectively.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Debt securities
December 31, 2010	$9,812	$23	$(40)	$9,795
June 30, 2011	$13,995	$43	$(41)	$13,997

The following table presents the Company’s maturities of debt securities at fair value as of June 30, 2011:

(In thousands)

Mature within one year	$3,733
Mature in one to five years	10,264

Total	$13,997

8. FAIR VALUE MEASUREMENTS
The Financial Accounting Standards Board’s (“FASB”) guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
As of June 30, 2011, the Company held cash equivalents as investments in money market funds totaling $26.2 million and available-for-sale securities in highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds totaling $14.0 million in accounts held by major banks and financial institutions.

The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011

Cash equivalents	$26,166	$26,166	$—	$—
Available-for-sale securities	13,997	13,997	—	—

Total cash equivalents and investments	$40,163	$40,163	$—	$—
Percent to total	100%	100%	—	—

		Quoted Market	Significant
		Prices in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2010

Cash equivalents	$30,279	$30,279	$—	$—
Available-for-sale securities	9,795	9,795	—	—

Total cash equivalents and investments	$40,074	$40,074	$—	$—
Percent to total	100%	100%	—	—

9. COMMITMENTS & CONTINGENCIES
Commitments
The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of June 30, 2011 were as follows:

Maximum undiscounted
(In millions)	future payments

Standby letters of credit*:
Insurance related	$7.3
Other	0.4
Performance and payment bonds*	13.6

*	These instruments require no associated liability on the Company’s Consolidated Balance Sheet.
The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of June 30, 2011, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.
Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of June 30, 2011. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.
The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the Company’s June 30, 2011 unaudited condensed consolidated balance sheet are both liabilities and assets primarily related to Baker Energy’s workers’ compensation through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in the Company’s Condensed Consolidated Balance Sheet as those insurances are written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for these insurances in its condensed consolidated balance sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through June 30, 2011. As of June 30, 2011 and December 31 2010, there were approximately $4.4 million and $4.7 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded on the Company’s Condensed Consolidated Balance Sheet, with a corresponding receivable of approximately $3.0 million and $3.3 million as of June 30, 2011 and December 31, 2010, respectively.
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
SEC Review. In May 2011 the SEC completed a review of the circumstances that led to the Company’s failure to maintain accurate books, records and accounts resulting in a restatement of the Company’s financial statements for 2006 and the first three quarters of 2007. The Company fully cooperated with the SEC and, although the Company neither admitted nor denied the SEC claims, the Company consented to an injunction enjoining the Company from future violations of applicable securities laws. The restatement resulted from actions by employees at the Company’s previously-owned Energy segment in Houston, Texas, which the Company sold in September 2009. Upon discovering the actions in question, the Company immediately commenced an internal investigation, voluntarily restated its financials, and took steps to further strengthen its internal controls to prevent a reoccurrence of such a situation.
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
Defense Contract Audit Agency (“DCAA”) or applicable state agencies. The Company’s federal and state government contracts are subject to the U.S. Federal Acquisition Regulations (“FAR”). All federal, state and local public agencies are subject to periodic routine audits, which generally are performed by the DCAA or applicable state or local agencies. These agencies’ audits typically apply to the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the auditors may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or the U.S. Cost Accounting Standards, and may recommend that certain costs be disallowed. Historically, the Company has not experienced significant disallowed costs as a result of these audits; however, management cannot provide assurance that future audits will not result in material disallowances of incurred costs. For certain cost-plus type contracts, the Company will invoice based on preliminary overhead rates; such rates are then adjusted to actual overhead rates through the audit process. The Company provides reserves for contracts for which it believes its preliminary overhead rates are in excess of its actual overhead rates. In cases where the actual overhead rates are in excess of its preliminary overhead rates, the Company does not record any amounts associated with this incremental reimbursable amount until realized, as these types of contracts frequently have clauses that cast some doubt upon ultimate realization, such as funding limitations.
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
10. LONG-TERM DEBT AND BORROWING AGREEMENTS
On September 30, 2010, the Company entered into the Credit Agreement with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of June 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.7 million for both periods.
Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the six months ended June 30, 2011 and 2010 under the Company’s respective credit agreements.
The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement also contains usual and customary negative covenants for a credit facility and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable. As of June 30, 2011, the Company was in compliance with the covenants under the Credit Agreement.
11. STOCK-BASED COMPENSATION
As of June 30, 2011, the Company has two active equity incentive plans under which stock awards can be issued as well as an expired plan under which stock options previously granted remain outstanding and exercisable. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the 1995 Stock Incentive Plan (the “1995 Plan”), the

Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the 1995 Plan, options were typically granted under agreements which one-fourth of the options granted to key employees became immediately vested and the remaining three-fourths vested in equal annual increments over three years. Under the 1995 Plan and the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Incentive Plan, the restricted shares awarded are equal to the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.
As of both June 30, 2011 and December 31, 2010, the restrictions had not lapsed on 24,000 shares of the Company’s restricted stock awarded under the Directors’ Plan. As of both June 30, 2011 and December 31, 2010, the restrictions had not lapsed on 100,329 shares and 70,907 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both June 30, 2011 and December 31, 2010, all outstanding options were fully vested under the Directors’ Plan and the expired 1995 Plan. There were 126,301 and 114,301 exercisable options under the Directors’ Plan and the expired 1995 Plan for June 30, 2011 and December 31, 2010. Unearned compensation related to restricted stock awards was approximately $3,239,000 and $2,352,000 as of June 30, 2011 and December 31, 2010, respectively.
The following table summarizes all restricted stock issued for the Directors’ Plan and the Long-Term Plan:

		Weighted
		average
	Restricted	issuance price
	shares	per share

Balance at December 31, 2010	94,907	$35.63

Restricted shares granted	72,866	27.18
Restricted shares vested	(43,366)	35.48

Balance at June 30, 2011	124,407	$30.74

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying Condensed Consolidated Balance Sheet. For the six months ended June 30, 2011, there were 3,648 shares purchased aggregating $86,361 due to these elections.
The following table summarizes all stock options outstanding for the Directors’ Plan and the expired 1995 Plan:

	Shares	Weighted average	Aggregate	Weighted average
	subject	exercise price	intrinsic	contractual life
	to option	per share	value	remaining in years

Balance at December 31, 2010	114,301	$25.67	$971,014	5.3
Options granted	16,000	25.18
Options exercised	4,000	10.03

Balance at June 30, 2011	126,301	$26.10	$310,870	5.6

As of June 30, 2011, no shares of the Company’s Common Stock remained available for future grants under the expired 1995 Plan, while 364,270 shares were available for future grants under the Long-Term Plan and 75,000 shares were available for future grants under the Directors’ Plan.
The following table summarizes information about stock options outstanding under the Directors’ Plan and the expired 1995 Plan as of June 30, 2011:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life(1)	price	options	price

$8.52 - $8.55	9,267	1.2	$8.54	9,267	$8.54
$10.025 - $15.625	29,034	1.1	14.92	29,034	14.92
$20.16 - $26.86	40,000	7.0	23.53	24,000	23.54
$37.225 - $40.455	48,000	8.0	38.40	48,000	38.40

Total	126,301	5.6	$26.10	110,301	$26.34

(1)	Average life remaining in years.
During the second quarter of 2008, the Company issued 40,000 SARs, which vested at varying intervals over a three-year period, in connection with the Company’s Chief Executive Officer’s employment agreement. The fair value of the SARs was estimated using a Black-Scholes option pricing model. In June 2011, all of these SARs were vested and were redeemed for 3,957 shares of the Company’s common stock made available under the Long-Term Plan.
In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The company issued 23,766 shares under the ESPP during the six months ended June 30, 2011. The maximum number of shares of Common Stock which will be issued pursuant to the ESPP is 750,000 shares.
The Company recognized total stock-based compensation expense related to its restricted stock, options, ESPP and SARs of $1.5 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.
12. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible assets, net	Transportation	Federal	Total

Balance, December 31, 2010	$14,532	$37	$14,569
Purchase of JMA	—	924	924
Less: Amortization	(3,458)	(36)	(3,494)

Balance, June 30, 2011	$11,074	$925	$11,999

(In thousands)
Goodwill	Transportation	Federal	Total

Balance, December 31, 2010	$52,731	$710	$53,441
Purchase of JMA	—	1,346	1,346

Balance, June 30, 2011	$52,731	$2,056	$54,787

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company performs its annual evaluation of the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation in 2011.
The following table summarizes the Company’s other intangible assets balance as of June 30, 2011:

	Acquisition	Accumulated	Carrying
(In thousands)	Date Fair Value	Amortization	Value

Project backlog	$10,639	$5,850	$4,789
Customer contracts and related relationships	7,330	1,487	5,843
Non-competition agreements	2,604	1,464	1,140
Trademark / trade name	460	233	227

Total	$21,033	$9,034	$11,999

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $3,494,000 and $1,207,000 for the six months ended June 30, 2011 and 2010, respectively.
Estimated future amortization expense for other intangible assets as of June 30, 2011 is as follows:

(In thousands)

For the six months ending December 31, 2011	$3,600
Fiscal year 2012	4,242
Fiscal year 2013	2,043
Fiscal year 2014	1,984
Fiscal year 2015	109
Fiscal year 2016	21

Total	$11,999

13. SHAREHOLDERS’ INVESTMENT
The following table presents the change in total shareholders’ investment for the six months ended June 30, 2011 and 2010:

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total

Balance, December 31, 2010	$195,815	$722	$196,537

Net income	5,686	635	6,321
Stock options exercised	40	—	40
Options granted	208	—	208
Employee Stock Purchase Plan	582	—	582
Stock appreciation rights	88	—	88
Amortization of restricted stock	1,101	—	1,101
Treasury share purchases	(86)	—	(86)
Profit distribution	—	(387)	(387)
Other comprehensive income — unrealized gain on investments	19	—	19

Balance, June 30, 2011	$203,453	$970	$204,423

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total

Balance, December 31, 2009	$173,433	$307	$173,740

Net income	9,373	490	9,863
Stock options exercised	50	—	50
Options granted	315	—	315
Stock appreciation rights	365	—	365
Common stock issuance related to LPA acquisition	8,062	—	8,062
Amortization of restricted stock	339	—	339
Profit distribution	—	(79)	(79)
Other comprehensive loss — unrealized loss on investments	(5)	—	(5)

Balance, June 30, 2010	$191,932	$718	$192,650

14. RESTRUCTURING CHARGES
On April 8, 2011, the Company announced and implemented a reduction in force program. The following represents a reconciliation of the charges that are accrued under the caption “Other accrued expenses” in the Condensed Consolidated Balance Sheet as of June 30 2011:

(In thousands)

Balance, December 31, 2010	$—

Restructuring costs	1,839
Less: Payments	(1,665)

Balance, June 30, 2011	$174

In the second quarter of 2011, the Company recognized charges related to the reduction in force under the caption “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Income totaling approximately $1.8 million, which include severance payments and COBRA subsidy medical benefits provided to severed employees. These amounts were recorded at the Corporate level then allocated to the Federal and Transportation segments based on direct labor. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for the Michael Baker Corporation 401(k) Plan for the remainder of the year, a delay in annual salary increases until the fourth quarter of 2011 and the elimination of benefits for certain reduced-work-schedule employees. In June and July of 2011, the Company evaluated the impacts of the cost reduction program, the outlook for federal and state spending and the cost structure of the Company and determined that further cost reductions were necessitated. As such, in the early third quarter of 2011, the Company conducted a second reduction in force program. However, no change was made to the dates for salary increases or the resumption of the 401(k) match as a result of these further actions. The Company expects to incur additional restructuring charges of $0.6 million in the third quarter of 2011 for these supplemental reductions.
15. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued changes to Accounting Standards Codification (“ASC”) 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance, must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company already presents one of the options that is acceptable under ASC 220 and adopted its provisions on June 30, 2011.
In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 is effective for interim and annual periods beginning after December 15, 2011. The Company is assessing the impact of this standard on its consolidated financial statements and will adopt the provision of ASC 820 on January 1, 2012.

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
Business Overview and Environment
We provide engineering expertise for public and private sector clients worldwide, with our Transportation and Federal business segments providing a variety of services to our markets. We derive a significant portion of our revenues from U.S. federal, state and local government contracting, with over 86% of our revenue for the six months ended June 30, 2011 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects. In recent years, we have specifically benefited from the work that the Federal government as well as state and local governments have procured as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects through December 31, 2010, particularly in transportation design and construction phase services. Additionally, we rely heavily on the current legislation for transportation — the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”), which was being extended on only a short-term basis, with the current extension by Congress expiring as of September 30, 2011. While this extension provides funding for transportation infrastructure projects through the third quarter of 2011, the level of funding, and whether further extensions of the program will occur based on the outcome of the Federal deficit debate in Congress, is uncertain. This type of budgetary uncertainty, the cessation of the ARRA and constraints at all levels of government have caused our clients to curtail their spending on new and existing projects over the past nine months, resulting in a significant drag on our revenue growth. Specifically, our key transportation clients are continuing to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect this trend will continue for the foreseeable future. As a result, on April 8, 2011, we announced and implemented a reduction in force program. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for the Michael Baker Corporation 401(k) Plan for the remainder of the year, a delay in annual salary increases until the fourth quarter of 2011 and the elimination of benefits for certain reduced-work-schedule employees. Subsequently, we evaluated the impacts of the cost reduction program, the outlook for federal and state spending and our cost structure and determined that further cost reductions were necessitated. As such, early in the third quarter of 2011, we conducted a second reduction in force program. In 2011, we incurred restructuring costs of $1.8 million in the second quarter and we expect to incur an additional $0.6 million in the third quarter.
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

Some of our significant contracts awarded during 2011 include:
•	A five-year, up to $12 million indefinite delivery/indefinite quantity (“IDIQ”) surveying and mapping services contract with the U.S. Army Corps of Engineers (“USACE”) Mobile District.

•	Two one-year, $10 million contracts with the USACE — Middle East District to provide construction management support to the Afghanistan Engineering District.

•	A $10 million IDIQ contract to provide architecture and engineering services to the South Carolina Air and Army National Guard. The terms of the IDIQ contract include one base year at $2 million with four option years valued at up to $2 million per year.

•	A five-year, $5 million contract with the Maryland Aviation Administration to provide on-call construction management and inspection services to Baltimore/Washington International Thurgood Marshall Airport.

•	A three-year, $4.8 million rail/roadway engineering and environmental services contract by the Louisiana Department of Transportation and Development for the New Orleans Rail Gateway.
In addition, we are the lead architectural and engineering firm on a Kiewit-Mortenson joint venture. The Kiewit-Mortenson joint venture is one of seven companies to be awarded a multiple award construction contract (“MACC”) by the Naval Facilities Engineering Command (“NAVFAC”) — Pacific Division to compete for design and construction projects in Guam and other areas in the NAVFAC Pacific area. The total capacity of the combined MACC contract for construction of facilities and infrastructure is $4.0 billion with each of the seven contracts being for a twelve-month base period with four, one-year option periods. As of June 30, 2011, no work has been issued under the MACC to the Kiewit-Mortenson joint venture.
On June 6, 2011, a variable interest entity for which we are the primary beneficiary acquired 100% of the outstanding shares of JMA Architects, Inc. (“JMA”), an architectural and interior design firm based in Las Vegas, Nevada. JMA specializes in the design of healthcare, hospitality, education and commercial facilities. The addition of JMA significantly broadens the spectrum of architectural services that we offer, allows us to expand geographically, and strengthens our ability to provide an elevated level of design services worldwide. The results of operations for JMA from June 6, 2011 through June 30, 2011 are included in our Federal segment’s results for the three and six months ended June 30, 2011.
On May 3, 2010, we acquired 100% of the outstanding shares of The LPA Group Incorporated and substantially all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing primarily in the planning and design of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. The majority of LPA’s clients are state and local governments as well as construction companies that serve those markets. The LPA acquisition significantly expanded our presence in the southeastern U.S. Transportation market, and broadened our existing capabilities in planning, design, program management, and construction management in the Aviation, Highway, Bridge and Rail & Transit markets. The results of operations for LPA are included in our Transportation segment for the three and six months ended June 30, 2011 and from May 3, 2010 through June 30, 2010 for the three and six months ending June 30, 2010.

Discontinued Operations — Energy
Prior to our third quarter 2009 filing, we presented Engineering and an Energy business segment; our former Energy segment, (“Baker Energy”), provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy Sale”). As such, Baker Energy has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three and six months ended June 30, 2011 and 2010 give effect to the disposition.
Executive Overview
Our earnings per diluted common share for continuing operations were $0.61 for the six months ended June 30, 2011, compared to $1.13 per diluted common share reported for the corresponding period in 2010. Our total earnings per diluted common share were $0.61 for the six months ended June 30, 2011, compared to $1.04 per diluted common share reported for the corresponding period in 2010.
Our revenues from continuing operations were $251.1 million for the six months ended June 30, 2011, a 3% increase from the $243.4 million reported for the same period in 2010. This increase in revenues was primarily driven by revenues from LPA, which was acquired in the second quarter of 2010, offset by a decrease in revenues in our Federal segment driven by decreases in governmental work performed for our unconsolidated subsidiary operating in Iraq and on our Federal Emergency Management Agency (“FEMA”) projects.
Income from continuing operations for the six months ended June 30, 2011 was $5.7 million compared to $10.2 million for the corresponding period in 2010. These results were driven by a decrease in our Federal segment’s work performed for our unconsolidated joint venture in Iraq and for FEMA and an increase in amortization expenses related to the LPA acquisition, as well as an overall increase in our selling, general and administrative (“SG&A”) expenses primarily driven by the LPA acquisition. These unfavorable results were offset by an increase in revenues in our Transportation segment, which includes the results of LPA.
Results of Operations
Comparisons of the Three Months Ended June 30, 2011 and 2010
In this three-month discussion, unless specified otherwise, all references to 2011 and 2010 relate to the three-month periods ended June 30, 2011 and 2010, respectively.
Revenues
Our revenues totaled $130.1 million for 2011 compared to $131.8 million for 2010, reflecting a decrease of $1.7 million or 1%. This decrease was driven by a decrease of revenues in our Federal segment, offset by an increase in revenues in our Transportation segment.
Transportation. Revenues were $78.8 million for 2011 compared to $72.7 million for 2010, reflecting an increase of $6.1 million or 8%. The following table presents Transportation revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$2.7	3%	$2.5	4%
State and local government	61.5	78%	55.6	76%
Domestic private industry	14.6	19%	14.6	20%

Total revenues	$78.8	100%	$72.7	100%

The increase in our Transportation segment’s revenue for 2011 was driven by the period-over-period increases of work performed for the Central Texas Mobility Constructors on U.S. Interstate Highway 290 (“US 290”) in Central Texas of $3.2 million, services provided for Louisiana, Indiana and Virginia Departments of Transportation totaling $5.2 million, and revenue generated as a subcontractor related to the Utah Department of Transportation for design work on the SR-154 project totaling $1.8 million. This was partially offset by a reduction of revenues due to the completion of work performed as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $2.1 million and a reduction of revenue due to the completion of work performed for the Alamo Regional Mobility Authority of $1.7 million.
Federal. Revenues were $51.3 million for 2011 compared to $59.1 million for 2010, reflecting a decrease of $7.8 million or 13%. The following table presents Federal revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$39.2	77%	$45.8	78%
State and local government	6.4	12%	8.4	14%
Domestic private industry	5.7	11%	4.9	8%

Total revenues	$51.3	100%	$59.1	100%

The decrease in our Federal segment’s revenues for 2011 was driven by a decrease of $5.9 million related to our contract to provide services to the USACE — Trans Atlantic Division, $4.6 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, the net decrease in work performed on our FEMA contracts of $2.0 million, the period-over-period decrease in services provided for the Alaska Department of Natural Resources of $1.3 million and work performed as a subcontractor related to construction management in Afghanistan of $1.1 million, partially offset by increases of $5.2 million related to our contract to provide services for the USACE — Middle East Division and $2.0 million related to our contract to provide services for the NAVFAC — Atlantic Division.
Gross Profit
Our gross profit totaled $27.4 million for 2011 compared to $28.6 million for 2010, reflecting a decrease of $1.2 million or 4%. Gross profit expressed as a percentage of revenues was 21.1% for 2011 compared to 21.7% for 2010. The decrease in gross profit for 2011 is primarily attributable to a decrease in our Federal segment’s revenue volume and the increase in amortization expense of $0.4 million for intangible assets related to the LPA acquisition. These decreases were partially offset by $0.6 million related to the reversal of certain reserves for various cost-plus contracts under audit as a result of the receipt of correspondence from one of our department of transportation clients indicating the results of their audits. Total gross profit includes Corporate income of $0.1 million for 2011 compared to $0.5 million of expense in 2010 that was not allocated to our segments. In 2011, we experienced a reduction in costs related to our self-insured professional liability claims.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.6% for both 2011 and 2010, while subcontractor costs expressed as a percentage of revenues were 21.5% and 21.2% for 2011 and 2010, respectively. Direct labor costs were primarily affected by increases on various Transportation segment projects, including those projects related to LPA, offset by a decrease on various Federal segment projects. Expressed as a percentage of revenues, direct labor increased in our Transportation segment and decreased in our Federal segment, while subcontractor costs decreased in our Transportation segment and increased in our Federal segment period over period.

Transportation. Gross profit was $15.9 million for 2011 compared to $16.0 million for 2010. The decrease in gross profit for 2011 is primarily attributable to the unfavorable impact of project mix and increased amortization expense for intangible assets related to the LPA acquisition partially offset by the increased revenue volume compared to 2010. Transportation’s gross profit expressed as a percentage of revenues was 20.2% in 2011 compared to 22.0% in 2010. Gross profit expressed as a percentage of revenues decreased as a result of unfavorable impacts of lower utilization and project mix, coupled with the aforementioned LPA related amortization expense of $0.4 million, offset by an award fee of $1.1 million related to the US 290 project. This award fee was offset by a settlement of a nonrecurring project claim of $0.4 million. Also included in total gross profit for 2011 was $0.6 million related to the reversal of certain reserves for various cost-plus contracts under audit as a result of the receipt of correspondence from one of our department of transportation clients indicating the results of their audits.
Federal. Gross profit was $11.4 million for 2011 compared to $13.1 million for 2010, reflecting a decrease of $1.7 million or 13%. The decrease in gross profit for 2011 is primarily attributable to a decrease in revenue volume. Gross profit expressed as a percentage of revenues remained relatively unchanged at 22.2% in 2011 compared to 22.1% in 2010.
Selling, General and Administrative Expenses
Our SG&A expenses totaled $19.5 million for 2011 compared to $20.3 million for 2010, reflecting a decrease of $0.8 million or 4%. Our SG&A expenses expressed as a percentage of revenues decreased to 15.0% for 2011 from 15.4% for 2010. SG&A expenses for the Transportation segment were $12.6 million for 2011 compared to $11.5 million for 2010, reflecting an increase of $1.1 million or 10.4%.SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 16.0% for 2011 from 15.7% for 2010. SG&A expenses for the Federal segment were $6.9 million for 2011 compared to $8.7 million for 2010, reflecting a decrease of $1.8 million or 21%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 13.4% for 2011 from 14.7% for 2010.
Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.
SG&A expenses decreased period over period primarily due to a reduction of acquisition-related fees of $1.2 million and an overall reduction of SG&A expenses of $0.7 million from LPA. This amount was offset by severance costs related to the reduction in force program of $1.8 million. This overall decrease in SG&A expenses expressed as a percentage of revenues is primarily driven by a reduction of acquisition related costs and lower LPA SG&A costs compared prior year, partially offset by an increase in severance costs related to the reduction in force program. Included in 2010 was $0.1 million of unallocated Corporate cost.
Other Income/(Expense)
“Other income/(expense)” aggregated to income of $0.1 million for 2011 compared to income of $1.0 million for 2010. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income and interest expense. The decrease in equity income from our unconsolidated subsidiaries was primarily due to lower income from the Louisiana Timed Managers Joint Venture compared to the corresponding period in 2010.

Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 40% for both the three months ended June 30, 2011 and 2010. The variance between the U.S. federal statutory rate of 35% and our effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. During the second quarter of 2010, the Company incurred approximately $0.4 million of non-deductible acquisition related costs which were partially offset by the reversal of a portion of our valuation allowance related to foreign tax credits totaling $0.1 million. The difference between the effective rates and the calculated rates for the three months ended June 30, 2011 and June 30, 2010 relates to the expiration of certain statutes of limitations totaling $0.2 million and $0.1 million, respectively.
Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net loss from discontinued operations was $0.1 million for 2011 compared to $0.2 million in 2010. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes.
The income tax expense attributable to discontinued operations was nominal in 2011 compared to a benefit for income taxes of approximately $0.1 million in 2010.
Comparisons of the Six Months Ended June 30, 2011 and 2010
In this six-month discussion, unless specified otherwise, all references to 2011 and 2010 relate to the six-month periods ended June 30, 2011 and 2010, respectively.
Revenues
Our revenues totaled $251.1 million for 2011 compared to $243.4 million for 2010, reflecting an increase of $7.7 million or 3%. This increase was driven by our Transportation segment, including a year-over- year increase of $22.3 million from LPA, which was acquired in the second quarter 2010, offset by a decrease in revenues in our Federal segment.
Transportation. Revenues were $149.0 million for 2011 compared to $123.5 million for 2010, reflecting an increase of $25.5 million or 21%. The following table presents Transportation revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$5.0	3%	$4.8	4%
State and local government	117.6	79%	95.0	77%
Domestic private industry	26.4	18%	23.7	19%

Total revenues	$149.0	100%	$123.5	100%

This year-over-year increase was primarily driven by state and local government and domestic private industry revenues totaling $22.3 million from LPA, which was acquired in the second quarter of 2010 and revenues provided from Indiana, Virginia, Pennsylvania and New Jersey Departments of Transportation totaling $6.8 million. This increase in revenues was offset by a reduction of revenues due to the completion of work performed as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $3.4 million.

Federal. Revenues were $102.1 million for 2011 compared to $119.9 million for 2010, reflecting a decrease of $17.8 million or 15%. The following table presents Federal revenues by client type:

(In millions)	2011		2010

Revenues by client type
Federal government	$78.4	77%	$91.5	76%
State and local government	13.1	13%	18.1	15%
Domestic private industry	10.6	10%	10.3	9%

Total revenues	$102.1	100%	$119.9	100%

The decrease in our Federal segment’s revenues for 2011 was driven by a decrease of $10.1 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, the net decrease in work performed on our FEMA contracts of $4.5 million, the period-over-period decrease in services provided for the USACE — Trans Atlantic Division of $9.1 million, the Department of Public Works in Montgomery County, Maryland of $3.0 million and the Alaska Department of Natural Resources of $2.9 million. These decreases in revenues were partially offset by an increase of $9.9 million in services provided for the USACE — Middle East Division and $3.4 million related to our contract to provide services for the NAVFAC — Atlantic Division.
Gross Profit
Our gross profit totaled $48.5 million for 2011 compared to $50.1 million for 2010, reflecting a decrease of $1.6 million or 3%. Gross profit expressed as a percentage of revenues was 19.3% for 2011 compared to 20.6% for 2010. The decrease in gross profit for 2011 is primarily attributable to a decrease in our Federal segment’s revenue volume and the increase in amortization expense of $1.8 million for intangible assets related to the LPA acquisition, partially offset by our Transportation segment’s increased revenue volume compared to 2010, including an award fee of $1.1 million related to the US 290 project. This award fee was partially offset by a settlement of a nonrecurring project claim of $0.4 million. Included in total gross profit for both 2011 and 2010 were Corporate-related costs for self-insured professional liability claims of $0.4 million which were not allocated to our segments.
Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.0% for 2011 compared to 26.7% for 2010, while subcontractor costs expressed as a percentage of revenues were 20.4% and 21.4% for 2011 and 2010, respectively. Direct labor costs were primarily affected by increases on various Transportation segment projects, including those projects related to LPA, while subcontractor costs were primarily affected by a decrease in work performed in the Department of Public Works for Montgomery County, Maryland, partially offset by increases in subcontractors used for work with NAVFAC-Atlantic Division. Expressed as a percentage of revenues, direct labor increased in our Transportation segment and decreased in our Federal segments, while subcontractor costs decreased in our Transportation segment and decreased in our Federal segments period over period.
Transportation. Gross profit was $25.8 million for 2011 compared to $24.7 million for 2010, reflecting an increase of $1.1 million or 4%. The increase in gross profit for 2011 is primarily attributable to increased revenue volume compared to 2010, including an award fee of $1.1 million related to the US 290 project and $0.6 million related to the reversal of certain reserves for various cost-plus contracts under audit as a result of the receipt of correspondence from one of our department of transportation clients indicating the results of their audits. These increases were partially offset by a settlement of a nonrecurring project claim of $0.4 million, the unfavorable impact of project mix and increased amortization expense for intangible assets related to the LPA acquisition. Transportation’s gross profit expressed as a percentage of revenues was 17.3% in 2011 compared to 20.0% in 2010. Gross profit expressed as a percentage of revenues decreased as a result of unfavorable impacts of lower utilization and project mix, coupled with the aforementioned increase in LPA-related amortization expense of $1.8 million.
Federal. Gross profit was $23.1 million for 2011 compared to $25.8 million for 2010, reflecting a decrease of $2.7 million or 11%. The decrease in gross profit for 2011 is primarily attributable to a decrease in revenue volume. Gross profit expressed as a percentage of revenues was 22.6% in 2011 compared to 21.5% in 2010. Gross profit expressed as a percentage of revenues was favorably impacted by project mix compared to 2010.
Selling, General and Administrative Expenses
Our SG&A expenses totaled $39.2 million for 2011 compared to $34.8 million for 2010, reflecting an increase of $4.4 million or 13%. Our SG&A expenses expressed as a percentage of revenues increased to 15.6% for 2011 from 14.3% for 2010. SG&A expenses for the Transportation segment were $25.1 million for 2011 compared to $18.6 million for 2010, reflecting an increase of $6.5 million or 35.1%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 16.8% for 2011 from 15.0% for 2010. SG&A expenses for the Federal segment were $14.1 million for 2011 compared to $16.2 million for 2010, reflecting a decrease of $2.1 million or 13.1%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 13.8% for 2011 from 13.5% for 2010.
Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.
SG&A expenses increased period over period primarily due to additional SG&A expenses of $2.3 million from LPA, which includes amortization expense of $0.5 million for intangible assets related to the LPA acquisition. This change in LPA’s SG&A expense represents six months of activity in 2011 compared to approximately two months of activity in 2010 as LPA was acquired on May 3, 2010. Also contributing to the increase in SG&A was an increase in severance costs related to the reduction in force program of $1.8 million. This overall increase in SG&A expenses expressed as a percentage of revenues is primarily driven by LPA contributing higher amounts of SG&A costs as a percentage of revenue than our historical business and an increase in severance costs related to the reduction in force program.
Other Income/(Expense)
“Other income/(expense)” aggregated to income of $0.3 million for 2011 compared to $1.7 million of income for 2010. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income and interest expense. The decrease in equity income from our unconsolidated subsidiaries was primarily due to SBH’s current Iraq IDIQ contract ending in 2009 and being materially completed in September 2010. SBH will be dissolved in 2011 and we anticipate any activity for the entity through dissolution will be nominal.
Income Taxes
Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 39.5% for the six months ended June 30, 2011 and 39.0% for the six months ended June 30, 2010. The variances between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes, partially offset by the reversal of a portion of our valuation allowance related to foreign tax credits totaling $0.3 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. The difference between the 39.5% effective rate and the calculated rate for the six months ended June 30, 2011 relates to the expiration of certain statute of limitations and forecasted foreign tax credits totaling $0.3 million.

Loss/Income from Discontinued Operations
As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net loss from discontinued operations was nominal for 2011 compared to $0.8 million in 2010. As part of the Energy sale we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes.
The income tax expense attributable to discontinued operations was nominal in 2011 compared to a benefit for income taxes of approximately $0.5 million in 2010.
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
The following table presents our contract backlog:

	As of
	June 30,	December 31,
(In millions)	2011	2010

Funded	$567.5	$569.5
Unfunded	942.0	1,005.6

Total	$1,509.5	$1,575.1

As of June 30, 2011, our funded backlog consisted of $404.1 million for our Transportation segment and $163.4 million for the Federal segment. Of our total funded backlog as of June 30, 2011, approximately $272 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.
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

The following table reflects our available funding capacity as of June 30, 2011:

(In millions)

Available Funding Capacity
Cash & Cash Equivalents		$74.9
Available for sale securities		14.0
Credit agreement
Revolving credit facilty	125.0
Outstanding borrowings	—
Issued letters of credit	(7.7)

Net line of credit capacity available		117.3

Total available funding capacity		$206.2

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of June 30, 2011 and December 31, 2010, $18.3 million and $20.6 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2011, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for 2011.
The following table represents our summarized working capital information:

	As of
	June 30,	December 31,
(In millions, except ratios)	2011	2010	Change

Current assets	$242.2	$230.2	$12.0
Current liabilities	(109.8)	(106.2)	3.6

Working capital	$132.4	$124.0	$8.4
Current Ratio*	2.21	2.17	N/A

*	Current ratio is calculated by dividing current assets by current liabilities.
Cash Provided by Operating Activities
Cash provided by operating activities was $7.2 million and $4.1 million for six months ended June 30, 2011 and 2010, respectively. Our cash provided by operating activities for 2011 improved compared to 2010 as incentive compensation paid during the six months ending June 30, 2011 decreased by $6.0 million period over period and prepaid income taxes were reduced as a result of tax refunds received totaling $1.3 million in 2011. Net income before noncontrolling interests for the six months ending June 30, 2011 decreased by $3.6 million to $6.3 million in 2011 from $9.9 million in 2010. Non-cash charges for depreciation and amortization increased by $2.7 million to $6.2 million in 2011 from $3.5 million in 2010 due primarily to the amortization of intangible assets acquired as part of the acquisition of LPA in the second quarter of 2010 and JMA in the second quarter of 2011. Our total DSO in receivables and unbilled revenues, net of billings in excess, was 80 days as of June 30, 2011, compared to 82 days as of year-end 2010.
Cash Used in Investing Activities
Cash used in investing activities was $9.7 million and $57.0 million for the six months ended June 30, 2011 and 2010, respectively. Cash of $10.0 million related to a net asset adjustment provision in the terms of the Energy Sale was received in 2010, and is reflected as an inflow for the six months ended June 30, 2010. Cash used in investing activities for 2011 reflects $3.1 million of net cash used to acquire JMA and $7.4 million related to purchases of available-for-sale securities, partially offset by cash inflows of $3.2 million related to the sale of available-for-sale securities. Cash of $52.4 million was disbursed related to the LPA acquisition in May 2010, which is reflected as an outflow for the six months ended June 30, 2010.
In addition, our cash used in investing activities for the periods presented also related to capital expenditures. The majority of our 2011 capital additions pertain to computer software purchases, office equipment and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Used In Financing Activities
Our cash used in financing activities primarily related to treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan, payments on capital lease obligations and non-controlling interest distributions to our partners in the BakerAECOM, LLC, partially offset by proceeds from Employee Stock Purchase Plan purchases and exercise of stock options.
Credit Agreement
On September 30, 2010, we entered into the Credit Agreement with a consortium of financial institutions and that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of June 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.7 million for both periods.
The Credit Agreement provides pricing options for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our Credit Agreement also contains usual and customary negative covenants for transactions of this type and requires us to meet minimum leverage and interest and rent coverage ratio covenants. Our Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by us under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by us under the credit facility will automatically become immediately due and payable.
Although only $7.7 million of our credit capacity was utilized under this facility as of June 30, 2011, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity
As of June 30, 2011, we had $74.9 million of cash and cash equivalents, as well as approximately $14.0 million in available-for-sale securities. Since our long-term plan is to grow both organically and through acquisitions, our management team determined that capital preservation is a critical factor in executing this strategy. As such, the determination was made to maintain the majority of our cash balances in highly rated bonds and money market funds. We believe that this strategy to preserve our current cash position with sufficient liquidity to deploy those funds rapidly is the prudent course of action in light of our acquisition and organic growth initiatives. We principally maintain our cash and cash equivalents and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.
We plan to utilize our cash, investments and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and are specifically seeking to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. We consider acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and intend to use existing cash, investments and the Credit Agreement to fund such endeavors. Additionally, in February 2011, we filed a shelf registration with the Securities & Exchange Commission, which was subsequently declared effective in April 2011. Under the shelf registration we may sell, from time to time, up to $125 million of our common stock or debt securities, either individually or in units, in one or more offerings. While we have no specific plans to offer the securities covered by the registration statement, and are not required to offer the securities in the future, we believe the shelf registration will provide us with financial flexibility to fund our growth objectives, if necessary. We also periodically review our business, and our service offerings within our business, for financial performance and growth potential. As such, we may consider realigning our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.
On June 6, 2011, a variable interest entity for which we are the primary beneficiary acquired 100% of the outstanding shares of JMA, an architectural and interior design firm based in Las Vegas, Nevada. This transaction was funded with cash on hand. JMA specializes in the design of healthcare, hospitality, education and commercial facilities. The addition of JMA significantly broadens the spectrum of architectural services that we offer, allowing us to expand geographically, and strengthens our ability to provide an elevated level of design services worldwide.
If we commit to funding future acquisitions, we may need to issue debt or equity securities (including raising capital via our shelf registration), add a temporary credit facility and/or pursue other financing vehicles in order to execute such transactions. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.
Contractual Obligations and Off-Balance Sheet Arrangements
There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2010 Form 10-K.

Critical Accounting Estimates
The following disclosure for goodwill and fair value has been updated from our 2010 Form 10-K to include additional goodwill disclosure and impairment analysis.
Goodwill and Intangible Assets
We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future revenues and market conditions and because these estimates also form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
Goodwill is required to be evaluated at least annually for impairment, through a two-step process to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment and requires that the fair value of the reporting unit be compared to its carrying value, including goodwill. If the fair value is higher than the carrying value, no impairment is recognized. If the fair value is lower than the carrying value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This implied fair value is then compared to the carrying amount of goodwill. If the implied fair value is lower than the carrying amount, an impairment adjustment must be recorded.
At June 30th of each year and in certain other circumstances; we perform an evaluation of the goodwill associated with our business to determine whether our goodwill is impaired. For purposes of evaluating goodwill we have identified two reporting units which are consistent with our operating segments, Transportation and Federal. The valuation of the goodwill is affected by, among other things, our business plans for the future and estimated results of future operations. Changes in our business plans and/or in future operating results may have an impact on the valuation of the reporting units and therefore could result in our recording a related impairment charge. Additionally, we believe accounting estimates related to the evaluation of goodwill impairment are critical because the underlying assumptions used can change from period to period and an impairment could potentially cause a material impact to the income statement. Management’s assumptions used in the valuation including the discount rate and other internal and external economic conditions and metrics, such as earnings growth rate, require significant judgment.
As of June 30, 2011, we have approximately $54.8 million of goodwill recorded on our balance sheet related to our various acquisitions. Our Transportation reporting unit has been assigned approximately $52.7 million of this total, including approximately $43.8 million derived from the acquisition of LPA in 2010. Our Federal reporting unit has been assigned approximately $2.1 million of this total. The estimated fair value of the Federal reporting unit was in excess of its carrying value by more than 20%.
We derive a significant portion of our revenues from U.S. federal, state and local government contracting, with over 80% of our revenue in the year-to-date ended June 30, 2011 originating from these sources for our Transportation reporting unit. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects. The current budgetary challenges at the U.S. Federal and state levels is causing our key transportation clients to continue to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect this trend will continue for the foreseeable future. In spite of these factors, our revenues have continued to grow modestly in our Transportation reporting unit, organically as well as due to the acquisition of LPA in 2010.
In completing our evaluation of goodwill impairment, we utilized a third-party valuation firm to assist us in determining the fair values of the applicable reporting units. We determined fair values for our reporting units using an income approach as well as two market approaches — the guideline public company method and the similar transaction method. We assessed these valuation methodologies based upon the relevance and availability of data at the time of performing the valuation and weighted the methodologies appropriately in arriving at a “point” estimate. In performing these valuations, we updated cash flows to reflect managements’ forecasts and adjusted discount rates to reflect the risks associated with the current market. While we weighted the three methodologies in arriving in our “point” estimate of fair value, the fair values of the reporting units, including the Transportation reporting unit, exceeded the carrying values under each of the three methodologies individually. The weighted fair value of these approaches exceeded the carrying value by approximately 14% for the Transportation reporting unit.
For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows for the next five years and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. In the case of the Transportation reporting unit, we used a terminal value growth rate of 3% in this discounted cash flow analysis. Actual results may differ from those assumed in our forecasts. We derived our discount rate by applying a weighted average cost of capital model, which includes a company specific risk premium in addition to an equity market risk premium. The weighted average cost of capital used for this analysis was 15.0% which is reflective of the risks and uncertainty inherent in the Transportation reporting unit’s industry and in our internally developed forecasts specifically and in the financial markets generally.
For purposes of the market approach — guideline public company method, fair value was determined based on the valuations of publicly traded competitors in the engineering industry, adjusted for variables such as size, long-term growth rates, and profitability. As the valuations of these public companies reflect the value of those companies on a freely traded, minority ownership basis, a control premium is assumed for deriving the fair value of the reporting units.
Valuations using the market approach — similar transactions method reflect prices and other relevant observable information generated by market transactions involving engineering services businesses. The market approach applying the similar transactions method allows for comparison to actual market transactions. It can be somewhat more limited in its application because the population of potential comparables is often limited to transactions disclosed by publicly-traded companies; market data is usually not available for transactions involving non-public entities that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, etc.) may be different or irrelevant with respect to our business.
Based on the results of our testing, the fair value of the Transportation reporting unit exceeded its carrying value; therefore, the second step of the impairment test (in which fair value of each of the reporting units assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. If adverse macroeconomic developments occur, or if current economic conditions persist longer than forecasted and depress the amount of cash flows generated by this segment, and the expected benefits of two rounds of cost reduction activities that we undertook in the 2nd and 3rd quarters of 2011 do not materialize as expected, it is reasonably possible that the judgments and estimates described above could change in future periods. Changes in those judgments and estimates may cause reductions in anticipated cash flows from this business, which, in turn, may indicate, in a future period, that its fair value is less than its carrying value resulting in an impairment of some or all of the goodwill associated with the Transportation reporting unit, along with a corresponding charge against earnings. The following changes in our assumptions would have the following impact on these estimated values:

(In thousands)		Excess/(Deficiency) of Fair Value as a
Assumption	Change	% of Carrying Value

Annual revenue growth rate	Plus 1%	22%
Annual revenue growth rate	Minus 1%	6%
Annual growth margin	Plus 1%	29%
Annual growth margin	Minus 1%	(1%)
Discount Rate	Plus .5%	13%
Discount Rate	Minus .5%	16%

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance, must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We already present one of the options that is acceptable under ASC 220 and adopted its provisions on June 30, 2011.
In May 2011, the FASB issued changes to ASC 820, Fair Value Measurement to conform existing guidance regarding fair value measurement and disclosure between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC 820 is effective for interim and annual periods beginning after December 15, 2011. We are assessing the impact of this statement on our consolidated financial statements and will adopt the provisions of ASC 820 on January 1, 2012.
There were no other material changes in the critical accounting estimates disclosed in our 2010 Form 10-K.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2011, the Company completed the acquisition of JMA. We are in the process of integrating JMA. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to JMA as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2011 the U.S. Securities and Exchange Commission (“SEC”) completed a review of the circumstances that led to the our failure to maintain accurate books, records and accounts resulting in a restatement of our financial statements for 2006 and the first three quarters of 2007. We fully cooperated with the SEC and, although we neither admitted nor denied the SEC claims, we consented to an injunction enjoining us from future violations of applicable securities laws. The restatement resulted from actions by employees at our previously-owned Energy segment in Houston, Texas, which we sold in September 2009. Upon discovering the actions in question, we immediately commenced an internal investigation, voluntarily restated our financials, and took steps to further strengthen our internal controls to prevent a reoccurrence of such a situation.

Item 1A. Risk Factors.
There were no material changes in the risk factors disclosed in our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of 2011, 21,946 shares of restricted stock vested under the Michael Baker Corporation Long Term Incentive Plan (“Long-Term Plan”). In accordance with the terms of the Long-Term Plan and based on participant elections, we withheld 3,648 shares to satisfy the related tax withholding requirements. These shares withheld are reflected as treasury share purchases in our Condensed Consolidated Financial Statements and such purchases are detailed in the table below:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
	(a)	(b)	Purchased as Part	that May Yet be
	Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs

June 17,2011	2,845	24.16	—	—
June 22,2011	803	21.95	—	—

Total	3,648	$23.06	—	—

Item 6. Exhibits.
(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

4.1	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

10.1	Fourth Amendment to Office Sublease Agreement dated June 10, 2011, by and between us and Airside Business Park, L.P., filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Our Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION
/s/ Michael J. Zugay	Dated: August 9, 2011
Michael J. Zugay
Executive Vice President and Chief Financial Officer (Principal Financial Officer)