Form 10-Q
period 2011-09-30
MICHAEL BAKER CORP
filed 2011-11-08
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2011:
Common Stock	9,542,937 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME—(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue	$131,139	$135,573	$382,233	$378,989
Cost of work performed	104,022	105,311	306,591	298,610

Gross profit	27,117	30,262	75,642	80,379
Selling, general and administrative expenses	17,749	22,499	56,982	57,354

Operating income	9,368	7,763	18,660	23,025
Other income/(expense):
Equity income from unconsolidated subsidiary	431	496	596	2,055
Interest income	94	106	329	301
Interest expense	(3)	(29)	(116)	(71)
Other, net	(217)	54	(251)	39

Income before income taxes and noncontrolling interests	9,673	8,390	19,218	25,349
Provision for income taxes	2,378	3,353	5,587	9,652

Net income from continuing operations before noncontrolling interests	7,295	5,037	13,631	15,697
Income/(loss) from discontinued operations, net of tax	116	(682)	101	(1,478)

Net income before noncontrolling interests	7,411	4,355	13,732	14,219
Less: Income attributable to noncontrolling interests	(178)	(6)	(814)	(496)

Net income attributable to Michael Baker Corporation	7,233	4,349	12,918	13,723
Other comprehensive (loss)/income
Unrealized loss on investments	(47)	23	(30)	18
Foreign currency translation adjustments	20	—	20	—

Comprehensive income attributable to Michael Baker Corporation	$7,206	$4,372	$12,908	$13,741

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S.—Continuing operations	$0.76	$0.56	$1.38	$1.70
Diluted E.P.S. —Continuing operations	0.76	0.54	1.38	1.67
Basic E.P.S.—Net income	0.77	0.49	1.39	1.54
Diluted E.P.S.—Net income	$0.77	$0.47	$1.39	$1.51

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share amounts)	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$81,945	$77,443
Available-for-sale securities	14,468	9,795
Receivables, net of allowances of $1,005 and $601, respectively	81,488	73,681
Unbilled revenues on contracts in progress	59,566	58,884
Prepaid expenses and other	6,918	10,400

Total current assets	244,385	230,203

Property, Plant and Equipment, net	15,772	16,847
Goodwill	54,756	53,441
Other intangible assets, net	10,198	14,569
Deferred tax asset	1,730	878
Other long-term assets	5,456	5,127

Total assets	$332,297	$321,065

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$32,859	$38,918
Accrued employee compensation	25,294	20,638
Accrued insurance	10,737	11,992
Billings in excess of revenues on contracts in progress	17,189	18,816
Deferred income tax liability	6,451	6,405
Income taxes payable	279	545
Other accrued expenses	9,712	8,915

Total current liabilities	102,521	106,229

Long-term Liabilities
Deferred income tax liability	8,614	9,894
Other long-term liabilities	9,121	8,405

Total liabilities	120,256	124,528

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares,issued 9,838,911 and 9,718,351, respectively	9,839	9,718
Additional paid-in capital	62,249	59,637
Retained earnings	144,219	131,301
Accumulated other comprehensive loss	(90)	(80)
Less—499,185 and 495,537 shares of Common Stock in treasury, at cost, respectively	(4,847)	(4,761)

Total Michael Baker Corporation shareholders’ investment	211,370	195,815
Noncontrolling interests	671	722

Total shareholders’ investment	212,041	196,537

Total liabilities and shareholders’ investment	$332,297	$321,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2011	2010
Cash Flows from Operating Activities
Net income before noncontrolling interests	$13,732	$14,219
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income)/loss from discontinued operations	(101)	1,478
Depreciation and amortization	9,401	6,577
Stock-based compensation	1,894	959
Changes in assets and liabilities:
(Increase)/decrease in receivables	(6,796)	3,649
Decrease/(increase) in unbilled revenues	561	(1,230)
Decrease/(increase) in other net assets	1,612	(2,702)
(Decrease)/increase in accounts payable	(6,499)	2,585
Decrease in billings in excess of revenues	(2,210)	(3,250)
Increase in accrued expenses	4,590	1,111

Net cash provided by continuing operations	16,184	23,396
Net cash (used in)/provided by discontinued operations	(704)	177

Net cash provided by operating activities	15,480	23,573

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,851)	(4,360)
Cash portion of acquisitions, net of cash acquired	(3,134)	(52,381)
Purchase of short-term investments	—	(250)
Maturity of short-term investments	—	1,500
Purchase of available-for-sale securities	(9,046)	(16,438)
Sale of available-for-sale securities	4,308	9,119

Net cash used in continuing operations	(10,723)	(62,810)
Net cash provided by discontinued operations	—	9,965

Net cash used in investing activities	(10,723)	(52,845)

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	839	50
Payments on capital lease obligations	(143)	(206)
Treasury stock purchases	(86)	—
Noncontrolling interest distributions	(865)	(212)

Net cash used in financing activities	(255)	(368)

Net increase/(decrease) in cash and cash equivalents	4,502	(29,640)
Cash and cash equivalents, beginning of period	77,443	105,259

Cash and cash equivalents, end of period	$81,945	$75,619

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

On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy Sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of these dispositions, the results of the Company’s former Energy segment (“Baker Energy”), have been reclassified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Income and unaudited Condensed Consolidated Statements of Cash Flows. All amounts reflected as discontinued operations in these statements are attributable to the Company.

3. BUSINESS COMBINATIONS

On June 6, 2011, a variable interest entity for which the Company is the primary beneficiary entered into a stock purchase agreement to acquire 100% of the outstanding shares of JMA Architects, Inc. (“JMA”), an architectural and interior design firm based in Las Vegas, Nevada. This transaction was funded with cash on hand. JMA specializes in the design of healthcare, hospitality, education and commercial facilities in the southwestern United States with revenues of approximately $10 million for the year ended December 31, 2010. The addition of JMA significantly broadens the spectrum of architectural services the Company offers, allowing it to expand geographically, and strengthens its ability to provide an elevated level of design services worldwide. This acquisition was not material to the Company’s unaudited Condensed

Consolidated Balance Sheet as of September 30, 2011 and unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011, therefore no pro-forma financials are necessary. The acquisition method accounting adjustments related to the JMA acquisition are currently preliminary and may have additional changes through the remainder of 2011.

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

The results of operations for LPA are included in the Company’s unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010. The unaudited pro-forma financial information summarized in the following table gives effect to the LPA acquisition and assumes that it occurred on January 1, 2010:

For the nine
months ended
(In thousands, except per share amounts)	September 30, 2010
Continuing operations
Revenues	$414,838
Net income	17,093
Diluted earnings per share	$1.86

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

On October 3, 2011, the Company acquired 100% of the outstanding shares of RBF Consulting (“RBF”). See further discussions in the “Subsequent Event” footnote.

4. EARNINGS PER COMMON SHARE

The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Net income from continuing operations before noncontrolling interests	$7,295	$5,037	$13,631	$15,697
Less: Income attributable to noncontrolling interests	(178)	(6)	(814)	(496)

Net income from continuing operations attributable to Michael Baker Corporation	7,117	5,031	12,817	15,201
Net income/(loss) from discontinued operations, net of tax	116	(682)	101	(1,478)

Net income attributable to Michael Baker Corporation	$7,233	$4,349	$12,918	$13,723

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	9,324	8,949	9,284	8,919
Earnings/(loss) per share:
Continuing operations	$0.76	$0.56	$1.38	$1.70
Discontinued operations	0.01	(0.07)	0.01	(0.17)

Total	$0.77	$0.49	$1.39	$1.54

Diluted:
Effect of dilutive securities—stock-based compensation	10	324	22	195
Weighted average shares outstanding	9,334	9,273	9,306	9,114
Earnings/(loss) per share:
Continuing operations	$0.76	$0.54	$1.38	$1.67
Discontinued operations	0.01	(0.07)	0.01	(0.16)

Total	$0.77	$0.47	$1.39	$1.51

For the three and nine months ended September 30, 2011, Company stock options totaling 72,000 and 56,000, respectively, compared to 48,000 for both the three and nine months ended September 30, 2010 were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

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

The following tables reflect disclosures for the Company’s business segments:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2011	2010	2011	2010
Revenues
Transportation	$79.9	$80.1	$228.9	$203.6
Federal	51.2	55.5	153.3	175.4

Total revenues	$131.1	$135.6	$382.2	$379.0

Gross Profit
Transportation	$14.5	$18.6	$40.4	$43.3
Federal	13.0	12.2	36.0	38.0
Corporate	(0.4)	(0.5)	(0.7)	(0.9)

Total gross profit	27.1	30.3	75.7	80.4

Less: SG&A
Transportation	(11.7)	(14.4)	(36.9)	(33.0)
Federal	(6.0)	(8.1)	(20.1)	(24.3)
Corporate	—	—	—	(0.1)

Total SG&A	(17.7)	(22.5)	(57.0)	(57.4)

Operating income
Transportation	2.8	4.2	3.5	10.3
Federal	7.0	4.1	15.9	13.7
Corporate	(0.4)	(0.5)	(0.7)	(1.0)

Total operating income	$9.4	$7.8	$18.7	$23.0

	As of
	September 30,	December 31,
(In millions)	2011	2010
Segment assets:
Transportation	$174.6	$159.1
Federal	55.8	59.6
Corporate	101.9	102.4

Total	$332.3	$321.1

The following table presents the income from unconsolidated subsidiaries:

	$00,000	$00,000	$00,000	$00,000
	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2011	2010	2011	2010
Income/(loss) from unconsolidated subsidiaries:
Transportation	$0.4	$0.2	$0.7	$0.9
Federal	—	0.3	(0.1)	1.2

Total income from unconsolidated subsidiaries	$0.4	$0.5	$0.6	$2.1

The following table presents the equity investment for unconsolidated subsidiaries:

	As of
	September 30,	December 31,
(In millions)	2011	2010
Equity investment for unconsolidatded subsidiaries:
Transportation	$0.2	$0.1
Federal	0.3	0.6

Total equity investment for unconsolidated subsidiaries	$0.5	$0.7

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

	$00,000	$00,000	$00,000	$00,000
	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands)	2011	2010	2011	2010
Provision for income taxes:
Continuing operations	$2,378	$3,353	$5,587	$9,652
Discontinued operations	—	(401)	—	(855)

Provision for income taxes	$2,378	$2,952	$5,587	$8,797

The Company’s full-year forecasted effective income tax rate for continuing operations was 37.5% and 39.0% for the nine months ended September 30, 2011 and 2010, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the nine months ended September 30, 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. Positively impacting the Company’s full-year forecasted effective income tax rate for the nine months ended September 30, 2011 was the Company’s ability to utilize foreign tax credits totaling $1.0 million. Partially offsetting the benefit derived from utilizing the foreign tax credits was approximately $0.7 million of non-deductible acquisition related costs. Negatively impacting the Company’s full-year forecasted effective income tax rate for the nine months ended September 30, 2010 was approximately $0.8 million of non-deductible acquisition related costs partially offset by the reversal of a portion of the Company’s valuation allowance related to foreign tax credits totaling $0.3 million. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2010 was 39.0%. This included non-deductible acquisition related costs totaling $0.8 million, partially offset by the reversal of a portion of the Company’s valuation allowance related to foreign tax credits totaling $0.5 million.

The difference between the Company’s September 30, 2011 full-year forecasted effective income tax rate of 37.5% and the Company’s tax expense recorded in its Condensed Consolidated Statement of Income for the nine months ended September 30, 2011 relates to the Company’s ability to utilize foreign tax credits totaling $1.1 million in addition to the impact of certain statute of limitations expirations totaling $0.2 million.

As of September 30, 2011 and December 31, 2010, the Company’s reserve for uncertain tax positions totaled approximately $2.3 million and $2.6 million, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general and administrative expenses, respectively, in its Condensed Consolidated Statements of Income. As of September 30, 2011 and December 31, 2010, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.4 million and $0.7 million, respectively.

The Company continues to focus on tax planning strategies on a U.S. federal, state and local level, including continuing to work towards identifying opportunities to utilize its gross tax assets that have valuation allowances provided against them. Additionally, the Company will, on occasion, engage specialists, in some cases on a contingency basis, to evaluate filed returns and the methodologies used in those returns, to determine if the Company can further optimize its tax positions. As a result of these processes, the Company has collected and recorded during the third quarter of 2011 an aggregate net recovery of approximately $1.3 million from one of the major local jurisdictions in which it operates related to a non-income related tax for several prior tax periods.

7. AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities are primarily comprised of highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds and are recorded at fair value. As of September 30, 2011 and December 31, 2010, the Company held available-for-sale securities of $14,468,000 and $9,795,000, respectively. Interest income from the available-for-sale securities was $59,000 and $60,000 for the three months ended September 30, 2011 and 2010, respectively, and $171,000 and $133,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the Company’s amortized cost and estimated fair value of available-for-sale securities as of September 30, 2011:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
December 31, 2010	$9,812	$23	$(40)	$9,795
September 30, 2011	$14,515	$42	$(89)	$14,468

The following table presents the Company’s maturities of debt securities at fair value as of September 30, 2011:

(In thousands)
Mature within one year	$4,149
Mature in one to five years	10,319

Total	$14,468

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

As of September 30, 2011, the Company held cash equivalents as investments in money market funds totaling $1.0 million and available-for-sale securities in highly-rated corporate, U.S. Treasury and U.S. federally-sponsored agency bonds totaling $14.5 million in accounts held by major banks and financial institutions.

The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis:

(In thousands)	Total	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Cash equivalents	$1,047	$1,047	$—	$—
Available-for-sale securities	14,468	14,468	—	—

Total cash equivalents and investments	$15,515	$15,515	$—	$—
Percent to total	100%	100%	—	—

December 31, 2010
Cash equivalents	$30,279	$30,279	$—	$—
Available-for-sale securities	9,795	9,795	—	—

Total cash equivalents and investments	$40,074	$40,074	$—	$—
Percent to total	100%	100%	—	—

9. COMMITMENTS & CONTINGENCIES

Commitments

The Company had certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of September 30, 2011 were as follows:

(In millions)	Maximum undiscounted future payments
Standby letters of credit*:
Insurance related	$7.1
Other	0.4
Performance and payment bonds*	12.5

*	These instruments require no associated liability on the Company’s balance sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of September 30, 2011, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of September 30, 2011. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the Company’s September 30, 2011 Condensed Consolidated Balance Sheet are both liabilities and assets primarily related to Baker Energy’s workers’ compensation through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with those insurances, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with these insurances, including reserves for incurred but not reported claims, are included in the Company’s Condensed Consolidated Balance Sheet as those insurances are written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for these insurances in its Condensed Consolidated Balance Sheet. As the buyer assumed the liabilities associated with these insurances as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for Baker Energy, less reimbursements made to the Company through September 30, 2011. As of September 30, 2011 and December 31 2010, there were approximately $4.0 million and $4.7 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded on the Company’s Condensed Consolidated Balance Sheet, with a corresponding receivable of approximately $2.8 million and $3.3 million as of September 30, 2011 and December 31, 2010, respectively.

Contingencies

Camp Bonneville Project. In 2006, Michael Baker Jr., Inc. (“MB Jr.”), a subsidiary of the Company, entered into a contract whereby it agreed to perform certain services (the “Services”) in connection with a military base realignment and closure (“BRAC”) conservation conveyance of the Camp Bonneville property (the “Property”) located in Clark County, Washington. The Property was formerly owned by the United States Army (the “Army”). MB Jr’s. contract for the performance of the Services is with the Bonneville Conservation Restoration and Renewal Team (“BCRRT”), a not-for-profit corporation which holds title to the Property. BCRRT, in turn, has a contract with Clark County, Washington (the “County”) to perform services in connection with the Property and is signatory to a prospective purchaser consent decree (“PPCD”) with the Washington Department of Ecology (“WDOE”) regarding cleanup on the Property. The County is funding the services through an Environmental Services Cooperative Agreement (“ESCA”) grant from the Army and ultimately intends to use the Property as a park when cleanup is complete. As part of the Services, MB Jr., through a subcontractor, MKM Engineers (“MKM”), was performing remediation of hazardous waste and military munitions including Munitions and Explosives of Concern (“MEC”) on the Property.

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

On September 4, 2009, MKM suspended munitions response work on the site due to lack of funding. On September 11, 2009, the County notified BCRRT, MB Jr. and MKM that the County believed BCRRT, MB Jr. and MKM were in breach of their obligations under their agreements, based on MKM’s anticipated failure to complete work in the central impact target area (“CITA”) portion of the Property by October 1, 2009 in accordance with an interim schedule set by WDOE. BCRRT requested and received an extension of the completion date for the CITA work to November 4, 2009, but the CITA work was not completed by that date. MB Jr’s. current position is that the CITA work completion date set by WDOE is not required by its contract. In late November of 2009, the BCRRT Team suspended work on the Bonneville site and the work remains suspended.

In addition to the availability of ACF as a possible avenue of financial relief, the Army has retained responsibility for certain conditions which are unknown and not reasonably expected based on the information the Army provided to the County and its contractors during the negotiation of the ESCA. The BCRRT Team finalized and submitted a claim to the Army based upon Army Retained Conditions in January of 2010. This claim has been withdrawn for work previously completed at the site only, due to the Army’s payment of the ACF as described above. Army Retained Conditions claims for future work at the site have been put on hold to allow the parties to focus on the contingent settlement agreement described below.

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

On or about August 31, 2011, MB Jr., the County, BCRRT, and MKM entered into an Amended and Restated Settlement Agreement (the “Amended Agreement”) superseding the contingent settlement agreement that was previously entered into by the parties. Once the parties’ respective obligations under the Amended Agreement have been satisfied, the Amended Agreement provides for a full release of all parties. Upon these releases being issued, the Company will have no further obligations or exposure resulting from its current agreements for the Camp Bonneville Project. It appeared that all contingencies under the Amended Agreement would be satisfied, and as a result, it was anticipated that these releases would be issued on September 15, 2011 in conjunction with a closing (the “Closing”) at which all documents necessary to effectuate the terms of the Amended Agreement would be exchanged. Under the Amended Agreement, the County was to make final payment to BCRRT at the Closing. Just prior to the anticipated closing date, the Company learned of an issue between BCRRT and the Washington Department of Revenue (WDOR) over BCRRT’s payment of Business & Occupational (B&O) taxes. Because of the issue, BCRRT has been unable to provide a Certificate of Payment from the WDOR indicating the BCRRT’s tax obligations have been satisfied as required in order for the County to pay BCRRT, and the Closing has been delayed. The Company has no liability with respect to BCRRT’s B&O taxes. BCRRT is currently awaiting an official decision from WDOR regarding whether it will pursue payment of additional B&O taxes. Although the Closing did not occur on September 15th as originally anticipated, all parties appear committed to and focused on satisfying their obligations as originally contemplated under the terms of the Amended Agreement. However, in the event one or more parties fails to satisfy its obligations under the Amended Agreement, and as a result the Amended Agreement does not come into effect, the Company’s potential exposure will remain difficult to estimate.

Pending or failing issuance of the releases, however, estimating the Company’s potential exposure will depend upon how much, if any, of a disputed contractual scope of work the Company could be compelled to perform, and how much of such work constitutes Army retained conditions which remains the Army’s responsibility. For these reasons, the Company is unable to estimate the upper range of potential loss associated with the Camp Bonneville Project at this time and until the issues referenced above have been resolved. The lower range of potential loss in this matter was zero as of September 30, 2011.

For the Camp Bonneville Project, total costs incurred to date are $12,065,259, which have all been reimbursed to the Company. The Company’s outstanding receivables attributable to the Camp Bonneville Project are $24,000, which are fully reserved as of September 30, 2011. As no further work is being performed on this project, no further costs are expected to be expended in future periods until resolution of the uncertainty related to the Amended Agreement occurs.

SEC Review. In May 2011, the SEC completed a review of the circumstances that led to the Company’s failure to maintain accurate books, records and accounts resulting in a restatement of the Company’s financial statements for 2006 and the first three quarters of 2007. The Company fully cooperated with the SEC and, although the Company neither admitted nor denied the SEC claims, the Company consented to an injunction enjoining the Company from future violations of applicable securities laws. The revenue-related restatement resulted from actions by employees at the Company’s previously-owned Energy segment in Houston, Texas, which the Company sold in September 2009. Upon discovering the actions in question, the Company immediately commenced an internal investigation, voluntarily restated its financials, and took steps to further strengthen its internal controls to prevent a reoccurrence of such a situation.

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

10. LONG-TERM DEBT AND BORROWING AGREEMENTS

On September 30, 2010, the Company entered into the Credit Agreement with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of September 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.5 million and $7.7 million, respectively.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the nine months ended September 30, 2011 and 2010 under the Company’s respective credit agreements.

The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement also contains usual and customary negative covenants for a credit facility

and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable. As of September 30, 2011, the Company was in compliance with the covenants under the Credit Agreement.

11. STOCK-BASED COMPENSATION

As of September 30, 2011, the Company has two active equity incentive plans under which stock awards can be issued as well as an expired plan under which stock options previously granted remain outstanding and exercisable. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the 1995 Stock Incentive Plan (the “1995 Plan”), the Company was authorized to grant options for an aggregate of 1,500,000 shares of Common Stock to key employees through its expiration on December 14, 2004. Under the 1995 Plan, options were typically granted under agreements to key employees, with one-fourth of the options immediately vested and the remaining three-fourths vested in equal annual increments over three years. Under the 1995 Plan and the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are equal to the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of both September 30, 2011 and December 31, 2010, the restrictions had not lapsed on 24,000 shares of the Company’s restricted stock awarded under the Directors’ Plan. As of September 30, 2011 and December 31, 2010, the restrictions had not lapsed on 100,407 shares and 70,907 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both September 30, 2011 and December 31, 2010, all outstanding options were fully vested under the Directors’ Plan and the expired 1995 Plan. There were 98,324 and 114,301 exercisable options under the Directors’ Plan and the expired 1995 Plan as of September 30, 2011 and December 31, 2010, respectively. Unearned compensation related to restricted stock awards was approximately $2,833,000 and $2,352,000 as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes all restricted stock issued for the Directors’ Plan and the Long-Term Plan:

	exercise price	exercise price
	Restricted shares	Weighted average issuance price per share
Balance at December 31, 2010	94,907	$35.63

Granted	72,866	27.18
Vested	(43,366)	35.48

Balance at September 30, 2011	124,407	$30.74

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2011, the Company purchased 3,648 shares aggregating $86,361 due to these elections.

The following table summarizes all stock options outstanding for the Directors’ Plan and the expired 1995 Plan:

	exercise price	exercise price	exercise price	exercise price
	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average contractual remaining life in years
Balance at December 31, 2010	114,301	$25.67	$971,014	5.3

Granted	16,000	25.18
Exercised	(4,000)	10.03
Forfeited	(11,977)	13.69

Balance at September 30, 2011	114,324	$27.41	$155,076	5.9

As of September 30, 2011, no shares of the Company’s Common Stock remained available for future grants under the expired 1995 Plan, while 364,270 shares were available for future grants under the Long-Term Plan and 75,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding under the Directors’ Plan and the expired 1995 Plan as of September 30, 2011:

	exercise price	exercise price	exercise price	exercise price	exercise price
	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average life (1)	Weighted average exercise price	Number of options	Weighted average exercise price
$8.52 – $8.55	6,000	1.6	$8.55	6,000	$8.55
$10.025 – $15.625	20,324	1.1	14.62	20,324	14.62
$20.16 – $26.86	40,000	6.7	23.52	24,000	22.43
$37.225 – $40.455	48,000	7.8	38.40	48,000	38.40

Total	114,324	5.9	$27.41	98,324	$27.77

(1)	Average life remaining in years.

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

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The company issued 39,737 shares under the ESPP during the nine months ended September 30, 2011. The maximum number of shares of Common Stock which are available for issuance pursuant to the ESPP is 750,000 shares.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Income related to its restricted stock, options, ESPP and SARs of $0.4 million for both the three months ended September 30, 2011 and 2010 and $1.9 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

12. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible assets, net	Transportation	Federal	Total
Balance, December 31, 2010	$14,532	$37	$14,569

Purchase of JMA	—	924	924
Less: Amortization	(5,187)	(108)	(5,295)

Balance, September 30, 2011	$9,345	$853	$10,198

(In thousands)
Goodwill	Transportation	Federal	Total
Balance, December 31, 2010	$52,731	$710	$53,441

Purchase of JMA	—	1,315	1,315

Balance, September 30, 2011	$52,731	$2,025	$54,756

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed if it is determined it is more likely or not that the fair value of a reporting unit is less than the carrying amount. The Company assesses qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment charge was required in connection with these evaluations in 2011.

The following table summarizes the Company’s other intangible assets balance as of September 30, 2011:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$10,639	$(6,887)	$3,752
Customer contracts and related relationships	7,330	(1,874)	5,456
Non-competition agreements	2,604	(1,793)	811
Trademark / trade name	460	(281)	179

Total	$21,033	$(10,835)	$10,198

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $1,801,000 and $1,777,000 for the three months ended September 30, 2011 and 2010, respectively, and $5,295,000 and $2,984,000 for the nine months ended September 30, 2011 and 2010, respectively.

Estimated future amortization expense for other intangible assets as of September 30, 2011 is as follows:

(In thousands)
For the three months ending December 31, 2011	$1,799
Fiscal year 2012	4,242
Fiscal year 2013	2,043
Fiscal year 2014	1,984
Fiscal year 2015	109
Fiscal year 2016	21

Total	$ 10,198

13. SHAREHOLDERS’ INVESTMENT

The following table presents the change in total shareholders’ investment for the nine months ended September 30, 2011 and 2010:

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2010	$195,815	$722	$196,537

Net income	12,918	814	13,732
Stock options exercised	40	—	40
Options granted	208	—	208
Employee Stock Purchase Plan	888	—	888
Stock appreciation rights	88	—	88
Amortization of restricted stock	1,509	—	1,509
Treasury share purchases	(86)	—	(86)
Profit distribution	—	(865)	(865)
Other comprehensive loss—unrealized loss on investments	(10)	—	(10)

Balance, September 30, 2011	$211,370	$671	$212,041

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2009	$173,433	$307	$173,740

Net income	13,723	496	14,219
Stock options exercised	50	—	50
Options granted	315	—	315
Stock appreciation rights	365	—	365
Common stock issuance related to LPA acquisition	8,062	—	8,062
Amortization of restricted stock	697	—	697
Profit distribution	—	(211)	(211)
Other comprehensive income—unrealized gain on investments	18	—	18

Balance, September 30, 2010	$196,663	$592	$197,255

14. RESTRUCTURING CHARGES

The Company’s key transportation clients are continuing to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. As a result, in the second and third quarters of 2011, the Company announced and implemented reduction in force programs. The following represents a reconciliation of the charges that are accrued under the caption “Other accrued expenses” in the Condensed Consolidated Balance Sheet as of September 30, 2011:

(In thousands)
Balance, December 31, 2010	$—

Termination costs	2,240
Cash paid	(2,018)

Balance, September 30, 2011	$222

For the three and nine months ended September 30, 2011, the Company recognized charges related to the reduction in force under the caption “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Income totaling approximately $0.4 million and $2.2 million, respectively, which include severance payments and COBRA subsidy medical benefits provided to severed employees. These amounts were recorded at the Corporate level then allocated to the Federal and Transportation segments based on direct labor. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for the Michael Baker Corporation 401(k) Plan for the remainder of the year, a delay in annual salary increases until the end of third quarter of 2011 and the elimination of benefits for certain reduced-work-schedule employees. The reduction in force programs is complete and the Company does not anticipating incurring any additional restructuring charges in the fourth quarter of 2011.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change permits an entity to first assess qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is assessing the impact of the standard but does not expect any material impact on its consolidated financial statements.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance, must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company already presents one of the options that is acceptable under ASC 220 and the Company expects there to be no impact on its consolidated financial statements.

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

16. SUBSEQUENT EVENT

On October 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) effective October 1, 2011 to acquire 100% of the outstanding shares of RBF for $49.3 million. This transaction was funded with $45.7 million of cash on hand and approximately $3.6 million of the Company’s stock. The $3.6 million of Company stock conveyed in this transaction and $1.7 million in cash will be held in escrow to satisfy any indemnity claims under the SPA. The purchase price could increase or decrease as a result of the post-closing purchase price adjustment which is based upon a net working capital target of $7.5 million as of the closing date. Approximately $0.8 million of acquisition-related costs are included in the results of operations for both the three months and nine months ended September 30, 2011.

RBF is an engineering, planning, surveying and environmental firm based in Irvine, California with revenues of approximately $103 million for the year ended December 31, 2010. RBF has a total of 17 offices located in California, Nevada and Arizona. RBF provides comprehensive planning, design and construction services for its clients including public and governmental agencies, the development community, private enterprise and non-profit agencies. The acquisition was consummated because it contributes to the Company’s long-term strategic plan by enabling the Company to expand geographically into the western United States and, through RBF’s water resource experience and expertise, provide a platform for the Company to build a national water and wastewater practice.

The RBF transaction will be accounted for under the acquisition method of accounting under GAAP. The acquisition method of accounting requires an acquiring entity to recognize, with limited exceptions, all of the assets acquired and liabilities assumed in a transaction at fair value as of the acquisition date. Given the limited amount of time since the acquisition date and the availability of information, the Company was unable to complete the accounting for this transaction as of the date of this report. As such, the financial information contained herein does not include pro-forma disclosures, acquisition date fair values or information on the allocation of the purchase price. However, based upon the structure of the transaction being a stock acquisition, the Company has concluded that any intangible assets or goodwill resulting from this transaction will not be deductible for tax purposes.

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

Business Overview and Environment

We provide engineering expertise for public and private sector clients worldwide, with our Transportation and Federal business segments providing a variety of services to our markets. We derive a significant portion of our revenues from U.S. federal, state and local government contracting, with over 85% of our revenue for the nine months ended September 30, 2011 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects. In recent years, we have specifically benefited from the work that the Federal government as well as state and local governments have procured as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects through December 31, 2010, particularly in transportation design and construction phase services. Additionally, we rely heavily on the current legislation for transportation – the Safe, Accountable, Flexible, Efficient Transportation Equity Act—A Legacy for Users (“SAFETEA-LU”), which was extended on only a short-term basis, with the current extension by Congress expiring as of March 31, 2012. While this extension provides funding for transportation infrastructure projects through the first quarter of 2012, the level of funding, and whether further extensions of the program will occur based on the outcome of the Federal deficit debate in Congress, is uncertain. This type of budgetary uncertainty, the cessation of the ARRA and constraints at all levels of government have caused our clients to curtail their spending on new and existing projects over the past year, resulting in a significant drag on our revenue growth. Specifically, our key transportation clients are continuing to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect this trend will continue for the foreseeable future. As a result, on April 8, 2011, we announced and implemented a reduction in force program. In addition, other savings initiatives were put in place that included a reduction in a portion of the employer match for the Michael Baker Corporation 401(k) Plan for the remainder of the year, a delay in annual salary increases until September 2011 and the elimination of benefits for certain reduced-work-schedule employees. Subsequently, we evaluated the impacts of the cost reduction program, the outlook for federal and state spending and our cost structure and determined that further cost reductions were necessitated. As such, early in the third quarter of 2011, we conducted a second reduction in force program. Because of these programs, in 2011 we incurred severance and related costs of $2.2 million.

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

Some of our significant contracts awarded during 2011 include:

•	A five-year, up to $12 million indefinite delivery/indefinite quantity (“IDIQ”) surveying and mapping services contract with the U.S. Army Corps of Engineers (“USACE”) Mobile District.

•	Two one-year, $10 million contracts with the USACE—Middle East District to provide construction management support to the Afghanistan Engineering District.

•

A $10 million IDIQ contract to provide architecture and engineering services to the South Carolina Air and Army National Guard. The terms of the IDIQ contract include one base year at $2 million with four option years valued at up to $2 million per year.

•	A five-year, $9.9 million contract to perform air quality and climate emissions modeling services for the Pennsylvania Department of Transportation.

•

A 21-month, $5 million contract with the North Carolina Department of Transportation to provide engineering and inspections services for the I-85 Corridor Improvement Project in Davidson County, North Carolina.

•

A five-year, $5 million contract with the Maryland Aviation Administration to provide on-call construction management and inspection services to Baltimore/Washington International Thurgood Marshall Airport.

•	A three-year, $4.8 million rail/roadway engineering and environmental services contract by the Louisiana Department of Transportation and Development for the New Orleans Rail Gateway.

In addition, we have been selected by the General Services Administration to negotiate an IDIQ contract for the Department of Homeland Security’s United States Visitor and Immigrant Status Information Technology Program to provide program and project management and internal logistics support services. The IDIQ contract includes one base period with four one-year options and a maximum ordering limitation of $50 million for the entire contract period.

We are also the lead architectural and engineering firm on a Kiewit-Mortenson joint venture. The Kiewit-Mortenson joint venture is one of seven companies to be awarded a multiple award construction contract (“MACC”) by the Naval Facilities Engineering Command (“NAVFAC”)—Pacific Division to compete for design and construction projects in Guam and other areas in the NAVFAC Pacific area. The total capacity of the combined MACC contract for construction of facilities and infrastructure is $4.0 billion with each of the seven contracts being for a twelve-month base period with four, one-year option periods. As of September 30, 2011, no work has been issued under the MACC to the Kiewit-Mortenson joint venture.

On October 3, 2011, we entered into a Stock Purchase Agreement (“SPA”) effective October 1, 2011 to acquire 100% of the outstanding shares of RBF Consulting (“RBF”). RBF is an engineering, planning, surveying and environmental firm based in Irvine, California that provides comprehensive planning, design and construction services for its clients including public and governmental agencies, the development community, private enterprise and non-profit agencies. The acquisition was consummated because it contributes to our long-term strategic plan by enabling us to expand geographically into the western United States and through its water resource experience and expertise, provide a platform for us to build a national water and wastewater practice.

On June 6, 2011, a variable interest entity for which we are the primary beneficiary acquired 100% of the outstanding shares of JMA Architects, Inc. (“JMA”), an architectural and interior design firm based in Las Vegas, Nevada. JMA specializes in the design of healthcare, hospitality, education and commercial facilities. The addition of JMA significantly broadens the spectrum of architectural services that we offer, allows us to expand geographically, and strengthens our ability to provide an elevated level of design services worldwide. The results of operations for JMA are included in the Federal segment’s results for the three months ended September 30, 2011 and from June 6, 2011 through September 30, 2011 for the nine months ended September 30, 2011.

On May 3, 2010, we acquired 100% of the outstanding shares of The LPA Group Incorporated and substantially all of its subsidiaries and affiliates (“LPA”), an engineering, architectural and planning firm specializing primarily in the planning and design of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. The majority of LPA’s clients are state and local governments as well as construction companies that serve those markets. The LPA acquisition significantly expanded our presence in the southeastern U.S. Transportation market, and broadened our existing capabilities in planning, design, program management, and construction management in the Aviation, Highway, Bridge and Rail & Transit markets. The results of operations for LPA are included in our Transportation segment for the three and nine months ended September 30, 2011, for the three months ended September 30, 2010 and from May 3, 2010 through September 30, 2010 for the nine months ending September 30, 2010.

Discontinued Operations—Energy

Prior to our third quarter 2009 filing, we presented an Engineering and an Energy business segment; our former Energy segment (“Baker Energy”), provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy Sale”). As such, Baker Energy has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the three and nine months ended September 30, 2011 and 2010 give effect to the disposition.

Executive Overview

Our earnings per diluted common share for continuing operations were $1.38 for the nine months ended September 30, 2011, compared to $1.67 per diluted common share reported for the corresponding period in 2010. Our total earnings per diluted common share were $1.39 for the nine months ended September 30, 2011, compared to $1.51 per diluted common share reported for the corresponding period in 2010.

Our revenues from continuing operations were $382.2 million for the nine months ended September 30, 2011, a 1% increase from the $379.0 million reported for the same period in 2010. This increase in revenues was primarily driven by an increase in revenues in our Transportation segment, attributable partially to the LPA acquisition, offset by a decrease in revenues in our Federal segment driven by decreases in governmental work performed for our unconsolidated subsidiary operating in Iraq and on our Federal Emergency Management Agency (“FEMA”) projects.

Income from continuing operations for the nine months ended September 30, 2011 was $12.8 million compared to $15.2 million for the corresponding period in 2010. These results were driven by a decrease in our Federal segment’s work performed for our unconsolidated joint venture in Iraq and for FEMA, a decrease in equity income from our unconsolidated subsidiaries, and an increase in amortization expenses related to the LPA acquisition, partially offset by a decrease in selling, general and administrative (“SG&A”) costs primarily driven by our cost reduction measures, a decrease in our provision for income taxes related to our utilization of foreign tax credits and a reduction in incentive compensation costs period over period.

Results of Operations

Comparisons of the Three Months Ended September 30, 2011 and 2010

In this three-month discussion, unless specified otherwise, all references to 2011 and 2010 relate to the three-month periods ended September 30, 2011 and 2010, respectively.

Revenues

Our revenues totaled $131.1 million for 2011 compared to $135.6 million for 2010, reflecting a decrease of $4.5 million or 3%. This decrease was primarily driven by a decrease of revenues in our Federal segment.

Transportation. Revenues were $79.9 million for 2011 compared to $80.1 million for 2010, reflecting a decrease of $0.2 million. The following table presents Transportation revenues by client type:

(In millions)	2011		2010
Revenues by client type
Federal government	$2.3	3%	$2.3	3%
State and local government	63.2	79%	61.0	76%
Domestic private industry	14.4	18%	16.8	21%

Total revenues	$79.9	100%	$80.1	100%

The slight decrease in our Transportation segment’s revenue for 2011 was driven by the period-over-period decrease of $4.1 million for work performed for the Missouri Department of Transportation Safe and Sound Bridge Improvement Program, a decrease of $3.6 million for work performed for the North Carolina Tollway Authority on the Western Wake Tollway, and a decrease of revenues due to the completion of work performed as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $2.0 million. These decreases were offset by an increase in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 (“US 290”) in Central Texas of $5.3 million, an increase in construction management and inspection services related to roadways for the Marcellus Shale drilling activity in Pennsylvania of $2.1 million and an increase in services provided for Indiana Department of Transportation totaling $1.9 million.

Federal. Revenues were $51.2 million for 2011 compared to $55.5 million for 2010, reflecting a decrease of $4.3 million or 8%. The following table presents Federal revenues by client type:

(In millions)	2011		2010
Revenues by client type
Federal government	$38.5	75%	$43.7	79%
State and local government	6.5	13%	6.3	11%
Domestic private industry	6.2	12%	5.5	10%

Total revenues	$51.2	100%	$55.5	100%

The decrease in our Federal segment’s revenues for 2011 was driven by a decrease of $4.5 million related to our contract to provide services to the USACE—Trans Atlantic Division, $3.7 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, the net decrease in work performed on our FEMA contracts of $2.6 million and work performed as a subcontractor related to construction management in Afghanistan of $0.9 million, partially offset by increases of $6.3 million related to our contract to provide services for the USACE—Middle East Division and $1.0 million related to work performed on the Alaskan in-state gas pipeline.

Gross Profit

Our gross profit totaled $27.1 million for 2011 compared to $30.3 million for 2010, reflecting a decrease of $3.2 million or 10%. Gross profit expressed as a percentage of revenues was 20.7% for 2011 compared to 22.3% for 2010. The decrease in gross profit for 2011 is primarily attributable to a decrease in our Transportation segment’s margins. This decrease was partially offset by the benefit of net $1.2 million related to the recovery of corporate indirect taxes, net in our Federal segment. Total gross profit includes Corporate expense of $0.4 million for 2011 compared to $0.5 million of expense in 2010 that was not allocated to our segments. These corporate expenses are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.9% for 2011 compared to 26.2% for 2010, while subcontractor costs expressed as a percentage of revenues were 20.5% and 22.2% for 2011 and 2010, respectively. Direct labor costs were primarily affected by increases on various Transportation segment projects offset by a decrease on various Federal segment projects. Expressed as a percentage of revenues, direct labor increased in our Transportation segment and decreased in our Federal segment, while subcontractor costs decreased in our Transportation segment and increased in our Federal segment period over period.

Transportation. Gross profit was $14.5 million for 2011 compared to $18.6 million for 2010 reflecting a decrease of $4.1 million or 22%. The decrease in gross profit for 2011 is primarily attributable to the unfavorable impact of project mix. Transportation’s gross profit expressed as a percentage of revenues was 18.2% in 2011 compared to 23.2% in 2010. Gross profit expressed as a percentage of revenues decreased as a result of unfavorable impact of project mix, including several design-build projects that contributed significant margin during 2010 that were substantially completed during the year ended December 31, 2010.

Federal. Gross profit was $13.0 million for 2011 compared to $12.2 million for 2010, reflecting a increase of $0.8 million or 6%. The increase in gross profit for 2011 is primarily attributable to $1.2 million related to the net recovery of corporate indirect taxes, offset by a decrease in revenue volume. Gross profit expressed as a percentage of revenues increased to 25.3% in 2011 from 22.0% in 2010. Gross profit expressed as a percentage of revenues was favorably impacted by the net recovery of the corporate indirect taxes, compared to 2010.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $17.7 million for 2011 compared to $22.5 million for 2010, reflecting a decrease of $4.8 million or 21%. Our SG&A expenses expressed as a percentage of revenues decreased to 13.5% for 2011 from 16.6% for 2010. SG&A expenses for the Transportation segment were $11.7 million for 2011 compared to $14.4 million for 2010, reflecting a decrease of $2.7 million or 18.2%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 14.7% for 2011 from 18.0% for 2010. SG&A expenses for the Federal segment were $6.0 million for 2011 compared to $8.1 million for 2010, reflecting a decrease of $2.1 million or 25.8%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 11.7% for 2011 from 14.6% for 2010.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.

SG&A expenses decreased period over period primarily due to the impact of our cost reduction measures implemented in the second and third quarters of 2011 and a reduction in incentive compensation costs of $0.8 million period over period. This amount was offset by severance costs related to the reduction in force program of $0.4 million.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $0.3 million for 2011 compared to income of $0.6 million for 2010. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and losses on disposal of fixed assets. In 2011, the equity income from our unconsolidated subsidiaries was primarily due to the Louisiana Timed Managers Joint Venture.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 36% and 40% for the three months ended September 30, 2011 and 2010, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. Impacting our forecasted effective income tax rate for the three months ended September 30, 2011 was approximately $0.8 million of foreign tax credits partially offset by $0.7 million of non-deductible acquisition related costs.

The difference between our three month effective income tax rate of 36% and our tax expense recorded in our Condensed Consolidated Statement of Income for the three months ended September 30, 2011 relates to our ability to utilize additional foreign tax credits totaling $1.0 million.

Loss/Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.1 million for 2011 compared to a net loss of $0.7 million in 2010. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The results of discontinued operations are primarily driven by changes in our reserves for these legacy liabilities.

The income tax expense attributable to discontinued operations was nominal in 2011 compared to a benefit for income taxes of approximately $0.4 million in 2010.

Comparisons of the Nine Months Ended September 30, 2011 and 2010

In this nine-month discussion, unless specified otherwise, all references to 2011 and 2010 relate to the nine-month periods ended September 30, 2011 and 2010, respectively.

Revenues

Our revenues totaled $382.2 million for 2011 compared to $379.0 million for 2010, reflecting an increase of $3.2 million or 1%. This increase was driven by our Transportation segment, offset by a decrease in revenues in our Federal segment.

Transportation. Revenues were $228.9 million for 2011 compared to $203.6 million for 2010, reflecting an increase of $25.3 million or 12%. The following table presents Transportation revenues by client type:

(In millions)	2011		2010
Revenues by client type
Federal government	$7.3	3%	$7.1	3%
State and local government	180.9	79%	156.1	77%
Domestic private industry	40.7	18%	40.4	20%

Total revenues	$228.9	100%	$203.6	100%

This year-over-year increase was primarily driven by the acquisition of LPA, including an increase in work performed as program manager for the Charleston County Department of Public Works of $5.0 million, as well as an increase in work performed for the Central Texas Mobility Constructors on US 290 in Central Texas of $8.8 million, an increase in work performed for the Louisiana Department of Transportation of $6.3 million, an increase in construction management and inspection services related to roadways for the Marcellus Shale drilling activity in Pennsylvania of $4.6 million and an increase of work performed for the Indiana Department of Transportation of $4.3 million. This was partially offset by a decrease of revenues due to the completion of work performed as a subcontractor for various projects related to the Utah Department of Transportation for design work on the expansion of the I-15 Corridor Reconstruction project totaling $5.5 million.

Federal. Revenues were $153.3 million for 2011 compared to $175.4 million for 2010, reflecting a decrease of $22.1 million or 13%. The following table presents Federal revenues by client type:

(In millions)	2011		2010
Revenues by client type
Federal government	$116.9	76%	$135.1	77%
State and local government	19.7	13%	24.4	14%
Domestic private industry	16.7	11%	15.9	9%

Total revenues	$153.3	100%	$175.4	100%

The decrease in our Federal segment’s revenues for 2011 was driven by a decrease of $13.9 million in federal government work performed for our unconsolidated subsidiary operating in Iraq, the period-over-period decrease in services provided for the USACE—Trans Atlantic Division of $13.5 million, the net decrease in work performed on our FEMA contracts of $7.1 million, and a decrease in work performed for the Alaska Department of Natural Resources of $3.8 million. These decreases in revenues were partially offset by an increase of $16.2 million in services provided for the USACE—Middle East Division.

Gross Profit

Our gross profit totaled $75.7 million for 2011 compared to $80.4 million for 2010, reflecting a decrease of $4.7 million or 6%. Gross profit expressed as a percentage of revenues was 19.8% for 2011 compared to 21.2% for 2010. The decrease in gross profit for 2011 is primarily attributable to a decrease in our Federal segment’s revenue volume and the increase in amortization expense of $1.8 million for intangible assets related to the LPA acquisition and a settlement of a nonrecurring project claim of $0.4 million, partially offset by a net $1.2 million recovery of corporate indirect taxes, in our Federal segment and our Transportation segment’s increased revenue volume compared to 2010, including an award fee of $1.1 million related to the US 290 project. Total gross profit includes Corporate expense of $0.7 million for 2011 compared to $0.9 million of expense in 2010 that was not allocated to our segments. These corporate expenses are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.0% for 2011 compared to 26.5% for 2010, while subcontractor costs expressed as a percentage of revenues were 20.5% and 21.7% for 2011 and 2010, respectively. Direct labor costs were primarily affected by increases on various Transportation segment projects. Expressed as a percentage of revenues, direct labor increased in our Transportation segment and decreased in our Federal segments, while subcontractor costs decreased in both our Transportation segment and Federal segment period over period.

Transportation. Gross profit was $40.4 million for 2011 compared to $43.3 million for 2010, reflecting a decrease of $2.9 million or 7%. The decrease in gross profit for 2011 is primarily attributable to the unfavorable impact of project mix, including several design-build projects that contributed significant margin during 2010 that were substantially completed during the year ended December 31, 2010, and an increase in amortization expense for intangible assets related to the May 2010 LPA acquisition. This was partially offset by increased revenue volume compared to 2010, including an award fee of $1.1 million related to the US 290 project and $0.6 million related to the reversal of certain reserves for various cost-plus contracts under audit as a result of the receipt of correspondence from one of our department of transportation clients indicating the results of their audits. Transportation’s gross profit expressed as a percentage of revenues was 17.6% in 2011 compared to 21.3% in 2010. Gross profit expressed as a percentage of revenues decreased as a result of unfavorable impacts of project mix, coupled with the aforementioned increase in LPA-related amortization expense of $1.8 million and the settlement of a nonrecurring project claim of $0.4 million, partially offset by an award fee of $1.1 million related to the US 290 project.

Federal. Gross profit was $36.0 million for 2011 compared to $38.0 million for 2010, reflecting a decrease of $2.0 million or 5%. The decrease in gross profit for 2011 is primarily attributable to a decrease in revenue volume, partially offset by $1.2 million related to the net recovery of corporate indirect taxes. Gross profit expressed as a percentage of revenues was 23.5% in 2011 compared to 21.7% in 2010. Gross profit expressed as a percentage of revenues was favorably impacted by the net recovery of the corporate indirect taxes, compared to 2010.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $57.0 million for 2011 compared to $57.4 million for 2010, reflecting a decrease of $0.4 million or 0.6%. Our SG&A expenses expressed as a percentage of revenues decreased to 14.9% for 2011 from 15.1% for 2010. SG&A expenses for the Transportation segment were $36.9 million for 2011 compared to $33.0 million for 2010, reflecting an increase of $3.9 million or 11.8%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 16.1% for 2011 from 16.2% for 2010. SG&A expenses for the Federal segment were $20.1 million for 2011 compared to $24.3 million for 2010, reflecting a decrease of $4.2 million or 17.3%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 13.1% for 2011 from 13.9% for 2010. Included in total SG&A for 2010 were Corporate-related costs of $0.1 million.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.

SG&A expenses decreased slightly period over period primarily due to cost reduction measures implemented in the second and third quarters of 2011, a reduction of acquisition-related costs of $1.2 million and a reduction in incentive compensation costs of $1.3 million period over period. This decrease in SG&A was offset by an increase in severance costs related to the reduction in force program totaling $2.2 million.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $0.6 million for 2011 compared to $2.3 million of income for 2010. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and losses on disposal of fixed assets. Of the decrease in equity income from our unconsolidated subsidiaries, $1.2 million was due to SBH’s current Iraq IDIQ contract ending in 2009 and being materially completed in September 2010. SBH will be dissolved in 2012 and we anticipate any activity for the entity through dissolution will be nominal.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 37.5% and 39% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The variances between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for the nine months ended September 30, 2011 and 2010 is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. Positively impacting our full-year forecasted effective income tax rate for the nine months ended September 30, 2011 was our ability to utilize foreign tax credits totaling $1.0 million. Partially offsetting the benefit derived from utilizing the foreign tax credits was approximately $0.7 million of non-deductible acquisition related costs. Our full-year forecasted effective income tax rate for the nine months ended September 30, 2010 was negatively impacted by approximately $0.8 million of non-deductible acquisition related costs partially offset by the reversal of a portion of our valuation allowance related to foreign tax credits totaling $0.3 million.

The difference between our September 30, 2011 full-year forecasted effective income tax rate of 37.5% and our tax expense recorded in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2011 relates to our ability to utilize our remaining foreign tax credits totaling $1.1 million in addition to certain statute of limitations expirations totaling $0.2 million. The difference between our September 30, 2010 full-year forecasted effective income tax rate of 39.0% and our tax expense recorded in our Condensed Consolidated Statement of Income for the nine months ended September 30, 2010 relates to the expiration of certain statute of limitations totaling $0.1 million.

Loss/Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.1 million for 2011 compared to a net loss of $1.5 million in 2010. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2010 net loss from discontinued operations primarily related to the unfavorable development of legacy insurance claims and adjustment of foreign tax accruals related to the Energy business. The income tax expense attributable to discontinued operations was nominal in 2011 compared to a benefit for income taxes of approximately $0.9 million in 2010.

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

The following table presents our contract backlog:

	As of
(In millions)	September 30, 2011	December 31, 2010
Funded	$606.2	$569.5
Unfunded	918.0	1,005.6

Total	$1,524.2	$1,575.1

As of September 30, 2011, our funded backlog consisted of $425.1 million for our Transportation segment and $181.1 million for the Federal segment. Of our total funded backlog as of September 30, 2011, approximately $268 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

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

The following table reflects our available funding capacity as of September 30, 2011:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$81.9
Available for sale securities		14.5
Credit agreement
Revolving credit facilty	125.0
Outstanding borrowings	—
Issued letters of credit	(7.5)

Net line of credit capacity available		117.5

Total available funding capacity		$213.9

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of September 30, 2011 and December 31, 2010, $18.0 million and $20.6 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2011, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for 2011 and into 2012.

The following table represents our summarized working capital information:

	As of
(In millions, except ratios)	September 30, 2011	December 31, 2010	Change
Current assets	$244.4	$230.2	$14.2
Current liabilities	(102.5)	(106.2)	(3.7)

Working capital	$141.9	$124.0	$17.9
Current Ratio*	2.38	2.17	N/A

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities was $15.5 million and $23.6 million for nine months ended September 30, 2011 and 2010, respectively.

Our cash provided by operating activities for 2011 decreased compared to 2010 as a result of an increase days sales outstanding (“DSO”) and a decrease in our accounts payable balances coupled with a reduction of $1.4 million in dividends received from our unconsolidated subsidiaries in the 2011 period. Our total DSO in receivables and unbilled revenues, net of billings in excess, was 83 and 79 days as of September 30, 2011 and 2010, respectively, compared to 82 and 81 days as of December 31, 2010 and 2009, respectively. These decreases in cash provided by operating activities were partially offset by a period-over-period reduction in incentive compensation paid during the nine months ending September 30, 2011 of $6.0 million and a reduction in our prepaid income taxes as a result of tax refunds received totaling $1.3 million in 2011. Non-cash charges for depreciation and amortization increased by $2.8 million to $9.4 million in 2011 from $6.6 million in 2010 due primarily to the amortization of intangible assets acquired as part of the acquisition of LPA in the second quarter of 2010.

Cash Used in Investing Activities

Cash used in investing activities was $10.7 million and $52.8 million for the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities for 2011 reflects $3.1 million of net cash used to acquire JMA and $9.0 million related to purchases of available-for-sale securities, partially offset by cash inflows of $4.3 million related to the sale of available-for-sale securities. Cash of $52.4 million was disbursed related to the LPA acquisition in May 2010, which is reflected as an outflow for the nine months ended September 30, 2010. Cash of $10.0 million related to a net asset adjustment provision in the terms of the Energy Sale was received in 2010, and is reflected as an inflow for the nine months ended September 30, 2010.

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

Credit Agreement

On September 30, 2010, we entered into the Credit Agreement with a consortium of financial institutions and that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of September 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $7.5 million and $7.7 million, respectively.

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

Although only $7.5 million of our credit capacity was utilized under this facility as of September 30, 2011, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions or to take other actions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity

As of September 30, 2011, we had $81.9 million of cash and cash equivalents, as well as approximately $14.5 million in available-for-sale securities. We principally maintain our cash and cash equivalents and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.

We utilize our cash, investments and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and seek to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. Our strategy has been acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and we are able to utilize some combination of our existing cash, investments and the Credit Agreement to fund such endeavors. Additionally, in February 2011, we filed a shelf registration with the Securities & Exchange Commission, which was subsequently declared effective in April 2011. Under the shelf registration, we may sell, from time to time, up to $125 million of our common stock or debt securities, either individually or in units, in one or more offerings. While we have no specific plans to offer the securities covered by the registration statement, and are not required to offer the securities in the future, we believe an offering under our existing shelf registration will provide us with additional financial flexibility to fund our growth objectives, if necessary. We also periodically review our business and our service offerings within our business, for financial performance and growth potential. As such, we may consider realigning our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.

On October 3, 2011, we acquired 100% of the outstanding shares of RBF Consulting for $49.3 million. This transaction was funded with $45.7 million of cash on hand and approximately $3.6 million of our stock. This transaction contributes to our long-term strategic plan by enabling us to expand geographically into the western United States and through its water resource experience and expertise, provide a platform for us to build a national water and wastewater practice.

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

If we commit to funding future acquisitions, we may need to issue debt or equity securities (including raising capital by conducting an offering under our existing shelf registration), add a temporary credit facility and/or pursue other financing vehicles in order to execute such transactions. We believe that the combination of our cash and cash equivalents, investments, cash generated from operations and our existing Credit Agreement will be sufficient to meet our operating and capital expenditure requirements for the next twelve months and beyond.

Contractual Obligations and Off-Balance Sheet Arrangements

There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2010 Form 10-K. Customary contractual obligations associated with RBF, which was acquired effective October 1, 2011, will be included in our contractual obligations in future periods.

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

At June 30th of each year and in certain other circumstances we perform an evaluation of the goodwill associated with our business to determine whether our goodwill is impaired. For purposes of evaluating goodwill we have identified two reporting units which are consistent with our operating segments, Transportation and Federal. The valuation of the goodwill is affected by, among other things, our business plans for the future and estimated results of future operations. Changes in our business plans and/or in future operating results may have an impact on the valuation of the reporting units and therefore could result in our recording a related impairment charge. Additionally, we believe accounting estimates related to the evaluation of goodwill impairment are critical because the underlying assumptions used can change from period to period and an impairment could potentially cause a material impact to the income statement. Management’s assumptions used in the valuation including the discount rate and other internal and external economic conditions and metrics, such as earnings growth rate, require significant judgment.

As of September 30, 2011, we have approximately $54.8 million of goodwill recorded on our balance sheet related to our various acquisitions. Our Transportation reporting unit has been assigned approximately $52.7 million of this total, including approximately $43.8 million derived from the acquisition of LPA in 2010. Our Federal reporting unit has been assigned approximately $2.1 million of this total. The estimated fair value of the Federal reporting unit was in excess of its carrying value by more than 20% as of our June 30, 2011 evaluation date.

We derive a significant portion of our revenues from U.S. federal, state and local government contracting, with over 80% of our revenue in the year-to-date ended September 30, 2011 originating from these sources for our Transportation reporting unit. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects. The current budgetary challenges at the U.S. Federal and state levels is causing our key transportation clients to continue to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect this trend will continue for the foreseeable future. In spite of these factors, our revenues have continued to grow modestly in our Transportation reporting unit year over year, organically as well as due to the acquisition of LPA in 2010.

In completing our evaluation of goodwill impairment as of June 30, 2011, we utilized a third-party valuation firm to assist us in determining the fair values of the applicable reporting units. We determined fair values for our reporting units using an income approach as well as two market approaches—the guideline public company method and the similar transaction method. We assessed these valuation methodologies based upon the relevance and availability of data at the time of performing the valuation and weighted the methodologies appropriately in arriving at a “point” estimate. In performing these valuations, we updated cash flows to reflect managements’ forecasts and adjusted discount rates to reflect the risks associated with the current market. While we weighted the three methodologies in arriving in our “point” estimate of fair value, the fair values of the reporting units, including the Transportation reporting unit, exceeded the carrying values under each of the three methodologies individually. The weighted fair value of these approaches exceeded the carrying value by approximately 14% for the Transportation reporting unit as of June 30, 2011.

For purposes of the income approach utilized as of June 30, 2011, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows for the next five years and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for the business. In the case of the Transportation reporting unit, we used a terminal value growth rate of 3% in this discounted cash flow analysis. Actual results may differ from those assumed in our forecasts. We derived our discount rate by applying a weighted average cost of capital model, which includes a company specific risk premium in addition to an equity market risk premium. The weighted average cost of capital used for this analysis was 15.0% which is reflective of the risks and uncertainty inherent in the Transportation reporting unit’s industry and in our internally developed forecasts specifically and in the financial markets generally.

For purposes of the market approach—guideline public company method utilized as of June 30, 2011, fair value was determined based on the valuations of publicly traded competitors in the engineering industry, adjusted for variables such as size, long-term growth rates, and profitability. As the valuations of these public companies reflect the value of those companies on a freely traded, minority ownership basis, a control premium is assumed for deriving the fair value of the reporting units.

Valuations using the market approach—similar transactions method reflect prices and other relevant observable information generated by market transactions involving engineering services businesses. The market approach applying the similar transactions method allows for comparison to actual market transactions. It can be somewhat more limited in its application because the population of potential comparables is often limited to transactions disclosed by publicly-traded companies; market data is usually not available for transactions involving non-public entities that could otherwise qualify as comparable, and the specific circumstances surrounding a market transaction (e.g., synergies between the parties, terms and conditions of the transaction, and other factors) may be different or irrelevant with respect to our business.

Based on the results of our testing as of June 30, 2011, the fair value of the Transportation reporting unit exceeded its carrying value; therefore, the second step of the impairment test (in which fair value of each of the reporting units assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results, future business plans, economic projections and market data. Actual results may differ from forecasted results. If adverse macroeconomic developments occur, or if current economic conditions persist longer than forecasted and depress the amount of cash flows generated by this segment, and the expected benefits of two rounds of cost reduction activities that we undertook in the 2nd and 3rd quarters of 2011 do not materialize as expected, it is reasonably possible that the judgments and estimates described above could change in future periods. Changes in those judgments and estimates may cause reductions in anticipated cash flows from this business, which, in turn, may indicate, in a future period, that its fair value is less than its carrying value resulting in an impairment of some or all of the goodwill associated with the Transportation reporting unit, along with a corresponding charge against earnings. The following changes in our assumptions as of June 30, 2011 would have the following impact on these estimated values:

(In thousands) Assumption	Change	Excess/(Deficiency) of Fair Value as a % of Carrying Value
Annual revenue growth rate	Plus 1%	22%
Annual revenue growth rate	Minus 1%	6%
Annual growth margin	Plus 1%	29%
Annual growth margin	Minus 1%	(1%)
Discount Rate	Plus .5%	13%
Discount Rate	Minus .5%	16%

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change permits an entity to first assess qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are assessing the impact of the standard but do not expect any material impact on our consolidated financial statements.

In June 2011, the FASB issued changes to ASC 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We already present one of the options that is acceptable under ASC 220 and we expect there to be no impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, a variable interest entity for which we are the primary beneficiary completed the acquisition of JMA. We are in the process of integrating JMA. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to JMA as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

In May 2011, the U.S. Securities and Exchange Commission (“SEC”) completed a review of the circumstances that led to the our failure to maintain accurate books, records and accounts resulting in a revenue-related restatement of our financial statements for 2006 and the first three quarters of 2007. We fully cooperated with the SEC and, although we neither admitted nor denied the SEC claims, we consented to an injunction enjoining us from future violations of applicable securities laws. The revenue related restatement resulted from actions by employees at our previously-owned Energy segment in Houston, Texas, which we sold in September 2009. Upon discovering the actions in question, we immediately commenced an internal investigation, voluntarily restated our financials, and took steps to further strengthen our internal controls to prevent a reoccurrence of such a situation.

Item 1A. Risk Factors.

There were no material changes in the risk factors disclosed in our 2010 Form 10-K.

Item 5. Other Information.

On October 3, 2011, the Company, pursuant to the terms of that certain SPA dated October 3, 2011, acquired all of the outstanding shares of capital stock of RBF Consulting (“RBF”). The closing of the transactions contemplated by the SPA was previously disclosed on the Company’s Current Report on Form 8-K filed on October 3, 2011.

Pursuant to the SPA, on October 3, 2011, an aggregate of 203,218 shares of common stock of the Company were issued to the former holders of capital stock of RBF as part of the consideration for the acquisition of ownership of all of the outstanding capital stock of RBF, with all 203,218 of such shares being placed into an escrow account as contemplated by the SPA. The sale of such shares of common stock was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the private offering exemption from registration provided by Section 4(2) of the Act for transactions not constituting a public offering as the sale was made to a limited group of investors.

Item 6. Exhibits.

(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

4.1	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

101	Our Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: November 8, 2011
Michael J. Zugay Executive Vice President and Chief Financial Officer (Principal Financial Officer)