Form 10-Q
period 2012-04-01
MICHAEL BAKER CORP
filed 2012-05-08
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2012:

Common Stock	9,614,685 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—(Unaudited)

	For the three months ended
	April 1,	March 31,
(In thousands, except per share amounts)	2012	2011
Revenues	$151,659	$121,033
Cost of work performed	127,842	99,904

Gross profit	23,817	21,129
Selling, general and administrative expenses	22,406	19,720

Operating income	1,411	1,409
Other income/(expense):
Equity income from unconsolidated subsidiary	205	51
Interest income	64	110
Interest expense, net	26	(27)
Other, net	30	(11)

Income before income taxes and noncontrolling interests	1,736	1,532
Provision for income taxes	594	447

Net income from continuing operations before noncontrolling interests	1,142	1,085
Income from discontinued operations, net of tax	737	84

Net income before noncontrolling interests	1,879	1,169
Less: Income attributable to noncontrolling interests	(183)	(337)

Net income attributable to Michael Baker Corporation	1,696	832

Other comprehensive income/(loss), net of tax
Unrealized gain/(loss) on investments	31	(16)
Foreign currency translation adjustments	43	—

Comprehensive income attributable to Michael Baker Corporation	$1,770	$816

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S.—Continuing operations	$0.10	$0.08
Diluted E.P.S. —Continuing operations	0.10	0.08
Basic E.P.S.—Net income	0.18	0.09
Diluted E.P.S.—Net income	$0.18	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Unaudited)

	As of
	April 1,	December 31,
(In thousands, except share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$55,732	$36,050
Available-for-sale securities	4,374	12,323
Receivables, net of allowances of $1,114 and $1,259, respectively	97,227	104,091
Unbilled revenues on contracts in progress	76,772	77,713
Prepaid expenses and other	9,995	8,951
Prepaid income taxes	5,920	7,149

Total current assets	250,020	246,277

Property, Plant and Equipment, net	19,716	20,903
Goodwill	81,598	81,598
Other intangible assets, net	20,119	22,907
Deferred income tax asset	1,389	1,389
Other long-term assets	6,923	6,800

Total assets	$379,765	$379,874

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$43,331	$44,434
Accrued employee compensation	29,153	25,786
Accrued insurance	10,776	10,580
Billings in excess of revenues on contracts in progress	20,878	24,064
Deferred income tax liability	13,659	13,659
Income taxes payable	768	1,113
Other accrued expenses	11,600	12,905

Total current liabilities	130,165	132,541

Long-term Liabilities
Deferred income tax liability	16,120	16,823
Other long-term liabilities	10,401	9,881

Total liabilities	156,686	159,245

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 10,077,408 and 10,066,789, respectively	10,077	10,067
Additional paid-in capital	66,882	66,218
Retained earnings	150,301	148,605
Accumulated other comprehensive loss	(16)	(90)
Less—503,699 and 501,207 shares of Common Stock in treasury, at cost, respectively	(4,947)	(4,888)

Total Michael Baker Corporation shareholders’ investment	222,297	219,912
Noncontrolling interests	782	717

Total shareholders’ investment	223,079	220,629

Total liabilities and shareholders’ investment	$379,765	$379,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

	For the three months ended
	April 1,	March 31,
(In thousands)	2012	2011
Cash Flows from Operating Activities
Net income before noncontrolling interests	$1,879	$1,169
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Net income from discontinued operations	(737)	(84)
Depreciation and amortization	4,639	3,118
Stock-based compensation	446	449
Changes in assets and liabilities:
Decrease in receivables	6,551	500
Decrease in unbilled revenues	941	1,919
(Increase)/decrease in other net assets	(569)	2,241
Decrease in accounts payable	(1,103)	(4,707)
Decrease in billings in excess of revenues	(3,186)	(1,252)
Increase in accrued expenses	4,511	4,397

Net cash provided by continuing operations	13,372	7,750
Net cash used in discontinued operations	(29)	(714)

Net cash provided by operating activities	13,343	7,036

Cash Flows from Investing Activities
Additions to property, plant and equipment	(668)	(1,808)
Cash portion of acquisitions	(1,000)	—
Purchase of available-for-sale securities	(801)	(4,291)
Sale of available-for-sale securities	8,757	1,706

Net cash provided by/(used in) investing activities	6,288	(4,393)

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	228	263
Payments on capital lease obligations	—	(47)
Treasury stock purchases	(59)	—
Noncontrolling interest distributions	(118)	(211)

Net cash provided by financing activities	51	5

Net increase in cash and cash equivalents	19,682	2,648
Cash and cash equivalents, beginning of period	36,050	77,443

Cash and cash equivalents, end of period	$55,732	$80,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Michael Baker Corporation (the “Company”) was founded in 1940 and organized as a Pennsylvania corporation in 1946. Currently, through its operating subsidiaries, the Company provides engineering expertise for public and private sector clients worldwide. The Company’s Transportation and Federal business segments provide a variety of services to the Company’s markets. The Transportation segment provides services for Surface Transportation, Aviation and Rail & Transit markets and the Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Oil & Gas, Telecom & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance.

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by GAAP for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011 (the “Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012. Certain adjustments have been made to prior years’ Consolidated Financial Statements in order to conform to the current year presentation.

On January 1, 2012, the Company changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter is comprised of 13 weeks, which includes two 4-week months and one 5-week month. The 4-4-5 close methodology changed the accounting periods to month-end dates that would be different than the traditional last day of the standard month end, with the exception of adjusting to January 1st and December 31st to maintain the traditional calendar year. This change in methodology facilitates accelerating the Company’s monthly close, is common in the Company’s industry and did not have a material impact on the Company’s consolidated financial statements.

On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy Sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of these dispositions, the results of the Company’s former Energy segment (“Baker Energy”) have been classified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Comprehensive Income and unaudited Condensed Consolidated Statements of Cash Flows. All amounts reflected as discontinued operations in these statements are attributable to the Company.

2. BUSINESS COMBINATIONS

On October 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of RBF Consulting (“RBF”) for $49.3 million, and subsequently paid a Net Working Capital adjustment totaling $5.0 million. In addition, immediately prior to closing the Company received $1.2 million from RBF to fund professional liability tail insurance premiums and for bonus payments that were due in December 2011 that the Company disbursed on RBF’s behalf. The Company paid approximately $45.7 million from existing cash and cash equivalents, and issued 203,218 shares of the Company’s common stock with a fair market value of $3.6 million as of the acquisition date. As of April 1, 2012, the allocation of the fair value of the purchase price for the acquisition of RBF is primarily complete, with the exception of the unbilled revenue on contracts in progress and the billing in excess of revenues on contract in progress, as the Company expects to complete the contract revenue conversion in the third quarter of 2012.

The results of operations for RBF are included in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended April 1, 2012, with RBF contributing revenues of $25.9 million and a net loss of $0.7 million (including $1.5 million in acquisition related amortization of intangible assets). The unaudited pro-forma financial information summarized in the following table gives effect to the RBF acquisition and assumes that it occurred on January 1, 2010:

For the three
months ended
(In thousands, except per share amounts)	March 31, 2011
Continuing operations
Revenues	$147,381
Net income attributable to Michael Baker Corporation	745
Diluted earnings per share	$0.07

The pro-forma financial information does not include any costs related to the acquisition. In addition, the pro-forma financial information does not assume any impacts from revenue, cost or other operating synergies that are expected as a result of the acquisition. Pro-forma adjustments have been made to reflect amortization of the identifiable intangible assets for the related period. Identifiable intangible assets are being amortized on a basis approximating the economic value derived from those assets. The unaudited pro-forma financial information is not necessarily indicative of what the Company’s results would have been had the acquisition been consummated on such dates or project results of operations for any future period.

3. BUSINESS SEGMENT INFORMATION

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

The Transportation segment provides services for Surface Transportation, Aviation, and Rail & Transit markets, and the Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Oil & Gas, Telecom & Utilities and Water markets. Among the services the Company provides to clients in these markets are program management, design-build (for which the Company provides only the design portion of services), construction management, consulting, planning, surveying, mapping, geographic information systems, architectural and interior design, construction inspection, constructability reviews, site assessment and restoration, strategic regulatory analysis and regulatory compliance. RBF’s results are bifurcated between the Company’s Transportation and Federal segments. Effective January 1, 2012, certain services that were previously managed by our Transportation segment have been transferred to the Federal segment. Reclassifications have been made to the prior-year business segment results to reflect the current year presentation.

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

The following tables reflect disclosures for the Company’s business segments:

	For the three months ended
	April 1,	March 31,
(In millions)	2012	2011
Revenues
Transportation	$80.5	$67.7
Federal	71.2	53.3

Total revenues	$151.7	$121.0

Gross profit
Transportation	$13.4	$9.5
Federal	11.3	12.0
Corporate	(0.9)	(0.4)

Total gross profit	23.8	21.1

Less: SG&A
Transportation	(12.2)	(12.0)
Federal	(10.2)	(7.7)

Total SG&A	(22.4)	(19.7)

Total operating income/(loss)
Transportation	1.2	(2.5)
Federal	1.1	4.3
Corporate	(0.9)	(0.4)

Total operating income	$1.4	$1.4

	As of
	April 1,	December 31,
(In millions)	2012	2011
Segment assets:
Transportation	$178.3	$182.1
Federal	126.2	133.6
Corporate	75.3	64.2

Total	$379.8	$379.9

The Federal segment had equity investments in unconsolidated subsidiaries of $0.4 million as of both April 1, 2012 and December 31, 2011, and nominal income from its unconsolidated subsidiaries for the three months ended April 1, 2012, compared to a nominal loss for the three months ended March 31, 2011. The Transportation segment had equity investments in unconsolidated subsidiaries of $0.2 million and $0.1 million as of April 1, 2012 and December 31, 2011, respectively, and income from its unconsolidated subsidiaries of $0.2 million and $0.1 million for the three months ended April 1, 2012 and March 31, 2011, respectively.

The Company has determined that interest expense, interest income and intersegment revenues, by segment, are immaterial for disclosure in these unaudited condensed consolidated financial statements.

4. INCOME TAXES

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

	For the three months ended
	April 1,	March 31,
(In thousands)	2012	2011
Provision for income taxes:
Continuing operations	$594	$447
Discontinued operations	134	48

Provision for income taxes	$728	$495

The Company’s full-year forecasted effective income tax rate for continuing operations was 38% and 37.5% for the three months ended April 1, 2012 and March 31, 2011, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the three months ended April 1, 2012 and March 31, 2011 are primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2011 was 30%, which included approximately $2.4 million of foreign tax credits and certain valuation allowance reversals. Positively impacting the Company’s full-year forecasted effective income tax rate for the three months ended March 31, 2011 was the reversal of a portion of the Company’s valuation allowance related to foreign tax credits totaling $0.4 million.

As of April 1, 2012 and December 31, 2011, the Company’s reserve for uncertain tax positions totaled approximately $2.7 million and $2.6 million, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general and administrative expenses, respectively, in its unaudited Condensed Consolidated Statements of Comprehensive Income. As of April 1, 2012 and December 31, 2011, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.5 million.

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

5. AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities are primarily comprised of highly-rated U.S. Treasury and Corporate bonds and are recorded at fair value. As of April 1, 2012 and December 31, 2011, the Company held available-for-sale securities of $4,374,000 and $12,323,000, respectively. Interest income from the available-for-sale securities was $49,000 and $93,000 for the three months ended April 1, 2012 and March 31, 2011, respectively.

The following table presents the Company’s debt securities as of April 1, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Debt securities
December 31, 2011	$12,370	$36	$(83)	$12,323
April 1, 2012	$4,390	$10	$(26)	$4,374

The following table presents the Company’s maturities of debt securities at fair value as of April 1, 2012:

(In thousands)
Mature within one year	$624
Mature in one to five years	3,750

Total	$4,374

6. FAIR VALUE MEASUREMENTS

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

As of April 1, 2012 and December 31, 2011, the Company held Level 1 cash equivalents as investments in money market funds totaling $4.0 million and $1.0 million, respectively, and Level 1 available-for-sale securities in highly-rated U.S. Treasury and Corporate bonds totaling $4.4 million and $12.3 million, respectively, in accounts held by major financial institutions.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible assets, net	Transportation	Federal	Total
Balance, December 31, 2011	$11,243	$11,664	$22,907
Less: Amortization	(1,621)	(1,167)	(2,788)

Balance, April 1, 2012	$9,622	$10,497	$20,119

(In thousands)
Goodwill	Transportation	Federal	Total
Balance, December 31, 2011	$59,334	$22,264	$81,598
Balance, April 1, 2012	$59,334	$22,264	$81,598

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually if it is determined that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. No goodwill impairment test was required in connection with these evaluations for the three months ended April 1, 2012. In 2011, the Company performed its annual evaluation of the carrying value of its goodwill during the second quarter of 2011. No goodwill impairment charge was required in connection with this evaluation in 2011.

The following table summarizes the Company’s other intangible assets balance as of April 1, 2012:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$16,459	$(10,434)	$6,025
Customer contracts and related relationships	15,460	(2,702)	12,758
Non-compete agreements	3,671	(2,837)	834
Trademark / trade name	1,110	(608)	502

Total	$36,700	$(16,581)	$20,119

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Substantially all of these intangible assets will be fully amortized over the next five years. Amortization expense recorded on the other intangible assets balance was $2,788,000 and $1,737,000 for the three months ended April 1, 2012 and March 31, 2011, respectively.

Estimated future amortization expense for other intangible assets as of April 1, 2012 is as follows:

(In thousands)
For the nine months ending December 31, 2012	$7,354
Fiscal year 2013	6,135
Fiscal year 2014	3,936
Fiscal year 2015	1,244
Fiscal year 2016 and beyond	1,450

Total	$20,119

8. COMMITMENTS & CONTINGENCIES

Commitments

The Company has certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course. The Company’s outstanding guarantees as of April 1, 2012 were as follows:

Maximum undiscounted
(In millions)	future payments
Standby letters of credit*:
Insurance related	$7.1
Other	1.2
Performance and payment bonds*	12.7

*	These instruments require no associated liability on the Company’s balance sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of April 1, 2012, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for payments that the insurers are required to make under certain of the Company’s self-insurance programs. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for claims payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of April 1, 2012. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with this insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance is included in the unaudited Condensed Consolidated Balance Sheets as this insurance was written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for this insurance in its unaudited Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through April 1, 2012. As of April 1, 2012 and December 31 2011, there were approximately $3.0 million and $3.3 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded in the Company’s unaudited Condensed Consolidated Balance Sheets, with a corresponding receivable of approximately $2.2 million and $2.5 million as of April 1, 2012 and December 31, 2011, respectively.

Contingencies

Legal Proceedings. The Company has been named as a defendant or co-defendant in certain other legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on its unaudited condensed consolidated financial statements.

Defense Contract Audit Agency (“DCAA”) or applicable state agencies. The Company’s federal and state government contracts are subject to the U.S. Federal Acquisition Regulations (“FAR”). All federal, state and local public agency contracts are subject to periodic routine audits, which generally are performed by the DCAA or applicable state or local agencies. These agencies’ audits typically apply to the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the auditors may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or the U.S. Cost Accounting Standards, and may recommend that certain costs be disallowed. Historically, the Company has not experienced significant disallowed costs as a result of these audits; however, management cannot provide assurance that future audits will not result in material disallowances of incurred costs. For certain cost-plus type contracts, the Company will invoice based on preliminary overhead rates; such rates are then adjusted to actual overhead rates through the audit process. The Company provides reserves for contracts for which it believes its preliminary overhead rates are in excess of its actual overhead rates. In cases where the actual overhead rates are in excess of its preliminary overhead rates, the Company does not record any amounts associated with this incremental reimbursable amount until realized, as these types of contracts frequently have clauses that cast some doubt upon ultimate realization, such as funding limitations.

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

The Company establishes reserves for both insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its unaudited condensed consolidated results of operations.

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

Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. During the first quarter of 2012, the Company received a $1.1 million distribution from Reliance related to these claims. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company continues to pursue a claim in the Reliance liquidation and believes that some additional recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of both April 1, 2012 and December 31, 2011.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS

On September 30, 2010, the Company entered into the Credit Agreement with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of April 1, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.3 million and $8.4 million, respectively.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the three months ended April 1, 2012 and March 31, 2011 under the Company’s respective credit agreements.

The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement also contains usual and customary negative covenants for a credit facility and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the credit facility will automatically become immediately due and payable. As of April 1, 2012, the Company was in compliance with the covenants under the Credit Agreement.

10. EARNINGS PER COMMON SHARE

The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months ended
	April 1,	March 31,
(In thousands)	2012	2011
Net income from continuing operations before noncontrolling interests	$1,142	$1,085
Less: Income attributable to noncontrolling interest	(183)	(337)

Net income from continuing operations attributable to Michael Baker Corporation	959	748
Net income from discontinued operations, net of tax	737	84

Net income attributable to Michael Baker Corporation	$1,696	$832

	For the three months ended
	April 1,	March 31,
(In thousands, except per share data)	2012	2011
Basic:
Weighted average shares outstanding	9,362	8,958
Earnings per share:
Continuing operations	$0.10	$0.08
Discontinued operations	0.08	0.01

Total	$0.18	$0.09

Diluted:
Effect of dilutive securities -
Contingently issuable shares and stock based compensation	214	312
Weighted average shares outstanding	9,576	9,270
Earnings per share:
Continuing operations	$0.10	$0.08
Discontinued operations	0.08	0.01

Total	$0.18	$0.09

For the three months ended April 1, 2012 and March 31, 2011, Company stock options totaling 72,000 and 48,000, respectively, were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

11. STOCK-BASED COMPENSATION

As of April 1, 2012, the Company has two active equity incentive plans under which stock awards can be issued. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are equal to the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of both April 1, 2012 and December 31, 2011, the restrictions had not lapsed on 24,000 shares of the Company’s restricted stock awarded under the Directors’ Plan. As of April 1, 2012 and December 31, 2011, the restrictions had not lapsed on 79,128 shares and 98,208 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both April 1, 2012 and December 31, 2011, all outstanding options were fully vested under the Directors’ Plan. There were 104,000 exercisable options under the Directors’ Plan as of both April 1, 2012 and December 31, 2011. Unearned compensation related to restricted stock awards was approximately $2,006,000 and $2,427,000 as of April 1, 2012 and December 31, 2011, respectively.

The following table summarizes all restricted stock issued:

		Weighted
		average
	Restricted	issuance price
	shares	per share
Balance at December 31, 2011	122,208	30.74
Restricted shares vested	(19,080)	27.73

Balance at April 1, 2012	103,128	$31.29

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company purchased 2,492 shares aggregating to $59,000 due to these elections for the three months ended April 1, 2012.

The following table summarizes all stock options outstanding:

				Weighted
		Weighted		average
	Shares	average	Aggregate	contractual
	subject	exercise price	intrinsic	remaining life
	to option	per share	value	in years
Balance at December 31, 2011	104,000	$28.57	$126,570	6.2
Balance at April, 1 2012	104,000	$28.57	$252,490	5.9

As of April 1, 2012, 364,270 shares were available for future grants under the Long-Term Plan and 75,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding as of April 1, 2012:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life (1)	price	options	price
$8.52—$8.55	6,000	1.1	$8.55	6,000	$8.55
$10.025—$15.625	10,000	1.3	13.59	10,000	13.59
$20.16—$26.86	40,000	6.2	23.53	40,000	23.53
$37.225—$40.455	48,000	7.3	38.40	48,000	38.40

Total	104,000	5.9	$28.57	104,000	$28.57

(1)	Average life remaining in years.

In June 2011, 40,000 SARs issued in connection with the Company’s Chief Executive Officer’s employment agreement, were vested and redeemed for 3,957 shares of the Company’s common stock made available under the Long-Term Plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model.

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The Company issued 10,619 and 10,039 shares under the ESPP for the three months ended April 1, 2012 and March 31, 2011, respectively. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares. As of April 1, 2012, 685,308 shares were available for future grants under the ESPP.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Comprehensive Income related to its restricted stock, options, and ESPP of $0.4 million for both the three months ended April 1, 2012 and March 31, 2011.

12. SHAREHOLDERS’ INVESTMENT

The following table presents the change in total shareholders’ investment for the three months ended April 1, 2012 and March 31, 2011:

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total
Balance, December 31, 2011	$219,912	$717	$220,629

Net income	1,696	183	1,879
Employee Stock Purchase Plan	253	—	253
Amortization of restricted stock	421	—	421
Treasury share purchases	(59)	—	(59)
Profit distribution	—	(118)	(118)
Other comprehensive income, net of tax:
Unrealized gain on investment	31	—	31
Foreign currency translation adjustments	43	—	43

Balance, April 1, 2012	$222,297	$782	$223,079

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total
Balance, December 31, 2010	$195,815	$722	$196,537

Net income	832	337	1,169
Employee Stock Purchase Plan	292	—	292
Stock appreciation rights	53	—	53
Amortization of restricted stock	367	—	367
Profit distribution	—	(211)	(211)
Other comprehensive loss:
Unrealized loss on investments	(16)	—	(16)

Balance, March 31, 2011	$197,343	$848	$198,191

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012, and it did not have a material impact on its unaudited condensed consolidated financial statements.

In June 2011, the FASB issued changes to ASC Topic 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance, must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company adopted this Standard on January 1, 2012, and it had no impact on its unaudited condensed consolidated financial statements, as the Company already presented one of the options that is acceptable under ASC Topic 220.

In May 2011, the FASB issued changes to ASC Topic 820, Fair Value Measurement to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC Topic 820 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012 and it did not have a material impact on its unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).

Business Overview and Environment

Through our Transportation and Federal business segments, we provide engineering expertise in a variety of markets for public and private sector clients worldwide. We derive a significant portion of our revenue from U.S. federal, state and local government contracting, with over 83% of our revenue for the three months ended April 1, 2012 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects.

Our business relies heavily on the current legislation for transportation – the Safe, Accountable, Flexible, Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”), which has been extended for only a short-term basis, with the current extension by Congress expiring as of June 30, 2012. While this extension provides funding for transportation infrastructure projects through the second quarter of 2012, the future levels of funding, and whether further extensions of the program will occur based on the outcome of the Federal deficit debate in Congress, is uncertain. Additionally, in recent years, we have benefited from the work that the Federal government as well as state and local governments have procured as a result of the American Recovery and Reinvestment Act of 2009 (“ARRA”), which contained approximately $130 billion for highways, buildings and other public works projects through December 31, 2010, particularly in transportation design and construction phase services. The budgetary uncertainty surrounding SAFETEA-LU, the cessation of the ARRA and constraints at all levels of government have caused a portion of our clients to curtail their spending on new and existing projects, resulting in a significant drag on our revenue growth. Specifically, several of our key transportation clients are continuing to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. We presently expect this trend will continue for the foreseeable future until long-term Transportation legislation is enacted. Additionally, our Federal segment relies heavily on contracting activity from the United States of America (“U.S.”) Federal Government, particularly with the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). As the U.S. Federal Government continues to attempt to address the U.S. Federal deficit there are concerns our Federal business may be impacted, particularly with our support of the United States Army Corps of Engineers (“USACE”) operating in Afghanistan given the recent draw downs in the U.S. military efforts there.

Portions of our business also rely heavily on funding from the Federal Aviation Administration (“FAA”). On February 14, 2012, the four-year, $63 billion FAA Modernization and Reform Act of 2012 was signed into law which gives the FAA its first long-term operating authority since 2007, ending a string of 23 stop-gap operating authorization measures. The bill has authorized $13.4 billion in Airport Improvement Program funding which increases project opportunities at existing and future air traffic facilities. This bill provides funding for aviation transportation infrastructure projects through 2015, and we expect to benefit from work that the Federal government as well as state and local governments will procure as part of this legislation, particularly in the aviation planning & design and construction management phase services.

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

Some of our significant contracts awarded during 2012 include:

•	A $25.8 million, two year Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract to provide geotechnical engineering training to the Federal Highway Administration.

•

A $16.0 million bridge design contract with the Kentucky Transportation Cabinet for two crossings, one over Kentucky Lake located in Marshall County, and one over Lake Barkley located in Trigg County, both in western Kentucky.

•	A $10.7 million, one year contract with the USACE—Middle East District to provide construction management support to the Afghanistan Engineering District.

•	A $5.8 million architecture and engineering contract as a subcontractor to perform petroleum pipeline and tank leak and pressure testing for the Department of Defense.

•

A $5.1 million contract with the South Carolina Department of Transportation to develop final construction plans for a new 5.7 mile section of Interstate 73 between I-95 and U.S. Route 501 in Dillon County, South Carolina.

•

A $4.3 million contract with the Pennsylvania Department of Transportation to provide construction management support and construction inspection services on four construction projects in central Pennsylvania.

•

A $4.1 million design-build contract with the Georgia Department of Transportation to prepare the technical proposal and preliminary design documents for the Jimmy Deloach Connector from SR 307/Bourne Avenue to the existing eastern end of Jimmy Deloach Parkway near Savanna, Georgia.

In addition, we have been awarded by the General Services Administration an IDIQ contract for the DHS’s United States Visitor and Immigrant Status Information Technology Program to provide program and project management and internal logistics support services. The IDIQ contract includes a one-year base period with four, one-year options and a maximum ordering limitation of $50 million for the entire contract period. The first task order was received in 2012 to provide a range of technical support services for $3.6 million.

We are also the lead architectural and engineering firm on a Kiewit-Mortenson joint venture. The Kiewit-Mortenson joint venture is one of seven companies to be awarded a multiple award construction contract (“MACC”) by the Naval Facilities Engineering Command (“NAVFAC”) – Pacific Division to compete for design and construction projects in Guam and other areas in the NAVFAC Pacific area. The total capacity of the combined MACC contracts for construction of facilities and infrastructure is $4.0 billion with each of the seven contracts being for a twelve-month base period with four, one-year option periods. We continue to see ongoing delays by NAVFAC to issue any tasks under the seven MACC’s and as a result, as of April 1, 2012, no work has been issued under the MACC to the Kiewit-Mortenson joint venture.

Acquisitions and Divestitures

On October 3, 2011, we entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of RBF Consulting (“RBF”), an engineering, planning, surveying and environmental firm based in Irvine, California. As of the date of acquisition, RBF had a total of 17 offices located in California, Nevada and Arizona. RBF provides comprehensive planning, design and construction management and inspection services for its clients, including public and governmental agencies, the development community, private enterprise and non-profit agencies. The acquisition contributes to our long-term strategic plan by enabling us to expand geographically into the western United States and, through RBF’s water resource experience and expertise, provides a platform for us to build a national water and wastewater practice. The results of operations for RBF are included in our Federal and Transportation segments for the three months ended April 1, 2012.

In our 2009 filings, we presented an Energy business segment. Our former Energy segment (“Baker Energy”) provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy sale”). Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying condensed consolidated financial statements. The results for the three months ended April 1, 2012 and March 31, 2011 give effect to the dispositions.

Executive Overview

Our earnings per diluted common share for continuing operations were $0.10 for the three months ended April 1, 2012, compared to $0.08 per diluted common share reported for the three months ended March 31, 2011. Our total earnings per diluted common share were $0.18 for the three months ended April 1, 2012, compared to $0.09 per diluted common share reported for the three months ended March 31, 2011.

Our revenues from continuing operations were $151.7 million for the three months ended April 1, 2012, a 25% increase from the $121.0 million reported for the three months ended March 31, 2011. This increase in revenues was primarily driven by the addition of $25.9 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects.

Income from continuing operations for the three months ended April 1, 2012 was $1.0 million compared to $0.7 million for the three months ended March 31, 2011. These results were driven by an increase in revenue volume and project mix in our Transportation segment. Our Federal segment’s income from continuing operations decreased primarily as a result of increased costs related to pursuing international work, a decrease in work performed for Federal Emergency Management Agency (“FEMA”) and a decrease in work performed for USACE – Middle East District.

We had net income from discontinued operations related to our former Energy segment of $0.7 million for the three months ended April 1, 2012, as compared to $0.1 million for the three months ended March 31, 2011. These results were was primarily attributable to adjustments of foreign tax accruals related to our former Energy business.

Results of Operations

Comparisons of the Three Months Ended April 1, 2012 and March 31, 2011

In this three-month discussion, unless specified otherwise, all references to 2012 and 2011 relate to the three-month periods ended April 1, 2012 and March 31, 2011, respectively. Effective January 1, 2012, certain services that were previously managed by our Transportation segment have been transferred to the Federal segment. Reclassifications have been made to the prior year business segment results to reflect the current year presentation.

On January 1, 2012, we changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter is comprised of 13 weeks, which includes two 4-week months and one 5-week month. This change in methodology facilitates accelerating our monthly close, is common in our industry and did not have a material impact on our period-over-period comparisons.

Revenues

Our revenues totaled $151.7 million for 2012 compared to $121.0 million for 2011, reflecting an increase of $30.7 million or 25%. This increase in revenues was primarily driven by the addition of $25.9 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects, partially offset by a decrease in work performed for FEMA.

Transportation. Revenues were $80.5 million for 2012 compared to $67.7 million for 2011, reflecting an increase of $12.8 million or 19%. The following table presents Transportation revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$2.0	2%	$2.4	4%
State and local government	69.1	86%	55.1	81%
Domestic private industry	9.4	12%	10.2	15%

Total revenues	$80.5	100%	$67.7	100%

The increase in our Transportation segment’s revenues for 2012 was driven primarily by the addition of $5.8 million in revenues from RBF, an increase in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 (“US 290”) in Central Texas of $1.9 million and an increase in work performed for the Maryland Aviation Administration of $1.4 million. The increase in revenues was also driven by the period over period increases in Department of Transportation services provided for Wisconsin and Indiana, totaling $5.2 million, partially offset by decreases in Department of Transportation services provided for Arizona and Missouri totaling $1.2 million.

Federal. Revenues were $71.2 million for 2012 compared to $53.3 million for 2011, reflecting an increase of $17.9 million or 34%. The following table presents Federal revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$36.9	52%	$39.3	74%
State and local government	18.1	25%	7.7	14%
Domestic private industry	16.2	23%	6.3	12%

Total revenues	$71.2	100%	$53.3	100%

The increase in our Federal segment’s revenues for 2012 was primarily driven by the addition of RBF’s first quarter revenues totaling $20.1 million, coupled with $2.4 million in work performed as a subcontractor for architecture and design work for the Department of Defense. These increases were partially offset by the net decreases in work performed on our FEMA contracts of $3.0 million as compared to 2011 coupled with a period-over-period decrease of $1.5 million related to services provided for the USACE – Middle East District.

Gross Profit

Our gross profit totaled $23.8 million for 2012 compared to $21.1 million for 2011, reflecting an increase of $2.7 million or 13%. Gross profit expressed as a percentage of revenues was 15.7% for 2012 compared to 17.5% for 2011. The increase in gross profit for 2012 is primarily attributable to an increase in our Transportation segment’s revenue volume and favorable project mix, the addition of RBF’s gross profit and a recovery of $1.1 million related to claims due from a professional liability insurer that is in liquidation, partially offset by an increase in amortization expenses related to our recent acquisitions. Total gross profit includes Corporate expense of $0.9 million for 2012 compared to $0.4 million of expense in 2011 that was not allocated to our segments. These corporate expenses are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 25.8% for 2012 compared to 27.4% for 2011, while subcontractor costs expressed as a percentage of revenues were 24.4% and 19.3% for 2012 and 2011, respectively. Direct labor costs were primarily affected by decreases on various projects in both our Transportation and Federal segments. Expressed as a percentage of revenues, direct labor costs decreased in both our Federal and Transportation segments, while subcontractor costs increased in both our Federal and Transportation segments period over period.

Transportation. Gross profit was $13.4 million for 2012 compared to $9.5 million for 2011 reflecting an increase of $3.9 million or 41%. The increase in gross profit for 2012 is primarily attributable to increased revenue volume and favorable project mix compared to 2011 and a recovery of $0.6 million related to a recovery of claims due from a professional liability insurer that is in liquidation. Transportation’s gross profit expressed as a percentage of revenues was 16.6% in 2012 compared to 14.1% in 2011. Gross profit expressed as a percentage of revenues increased as a result of favorable impact of project mix and the aforementioned recovery from a professional liability insurer that is in liquidation.

Federal. Gross profit was $11.3 million for 2012 compared to $12.0 million for 2011, reflecting a decrease of $0.7 million or 6%. Gross profit decreased as a result of the reduction in work performed for FEMA, the decrease in work performed for the USACE – Middle East District and increased costs related to pursuing international work, which is being offset by the addition of RBF’s gross profit of $2.9 million, net of acquisition related amortization expense of $1.0 million, and a recovery of $0.5 million related to a recovery of claims due from a professional liability insurer that is in liquidation. Gross profit expressed as a percentage of revenues decreased to 15.9% in 2012 from 22.5% in 2011. Gross profit expressed as a percentage of revenues was unfavorably impacted by the increase in acquisition related amortization expense, lower utilization and less favorable project mix partially offset by the aforementioned recovery from a professional liability insurer that is in liquidation.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $22.4 million for 2012 compared to $19.7 million for 2011, reflecting an increase of $2.7 million or 14%. Our SG&A expenses expressed as a percentage of revenues decreased to 14.8% for 2012 from 16.3% for 2011. SG&A expenses for the Transportation segment were $12.2 million for 2012 compared to $12.0 million for 2011, reflecting a increase of $0.2 million or 2%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 15.1% for

2012 from 17.7% for 2011. SG&A expenses for the Federal segment were $10.2 million for 2012 compared to $7.7 million for 2011, reflecting an increase of $2.5 million or 32%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 14.3% for 2012 from 14.5% for 2011.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor. Also included in total SG&A expenses for 2012 were nominal Corporate-related costs, which were not allocated to our segments.

SG&A expenses increased period over period primarily due to additional SG&A expenses of $4.2 million from RBF, which includes $0.2 million of intangible asset amortization, partially offset by the period-over-period decrease in SG&A personnel, excluding the impact of RBF.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $0.3 million for 2012 compared to income of $0.1 million for 2011. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and realized losses on investments. In 2012, the equity income from our unconsolidated subsidiaries was primarily driven by our Louisiana Timed Managers Joint Venture.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 38.0% and 37.5% for the three months ended April 1, 2012 and March 31, 2011, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.

Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.7 million for 2012 compared to $0.1 million in 2011. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2012 results of discontinued operations are primarily attributable to adjustments of foreign tax accruals related to the Energy business due to statute of limitation expirations during the period. The income tax expense attributable to discontinued operations was $0.1 million in 2012 and was nominal in 2011.

Reflected in our unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with the workers’ compensation insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance is included in our unaudited Condensed Consolidated Balance Sheets as this insurance is written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for this insurance in our unaudited Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through April 1, 2012. We have also indemnified the buyer for any taxes in excess of the amounts accrued as of September 30, 2009.

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

The following table presents our contract backlog:

	As of
	April 1,	December 31,
(In millions)	2012	2011
Funded	$680.6	$684.6
Unfunded	970.6	908.6

Total	$1,651.2	$1,593.2

As of April 1, 2012, our funded backlog consisted of $426.2 million for our Transportation segment and $254.4 million for the Federal segment. Of our total funded backlog as of April 1, 2012, approximately $325 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

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

The following table reflects our available funding capacity as of April 1, 2012:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$55.7
Available-for-sale securities		4.4
Credit agreement:
Revolving credit facilty	125.0
Outstanding borrowings	—
Issued letters of credit	(8.3)

Net credit agreement capacity available		116.7

Total available funding capacity		$176.8

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of April 1, 2012 and December 31, 2011, $21.1 million and $23.7 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of April 1, 2012, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for 2012.

The following table represents our summarized working capital information:

	As of
	April 1,	December 31,
(In millions, except ratios)	2012	2011
Current assets	$250.0	$246.3
Current liabilities	(130.2)	(132.5)

Working capital	$119.8	$113.8
Current Ratio*	1.92	1.86

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities was $13.3 million and $7.0 million for three months ended April 1, 2012 and March 31, 2011, respectively. Non-cash charges for depreciation and amortization increased by $1.5 million to $4.6 million in 2012 from $3.1 million in 2011 due primarily to the amortization of intangible assets acquired as part of the acquisition of RBF in the fourth quarter of 2011.

Our cash provided by operating activities for 2012 increased compared to 2011, as a result of a decrease in accounts receivable and the related days sales outstanding (“DSO”), and an increase in accrued expenses. Our total DSO in receivables and unbilled revenues, net of billings in excess, was 89 as of April 1, 2012 compared to 90 days as of December 31, 2011.

Cash Provided by/Used in Investing Activities

Cash provided by investing activities was $6.3 million for the three months ended April 1, 2012, primarily as a result of $8.0 million related to the net sale of available-for-sale securities, offset by cash outflows of $0.7 million related to capital expenditures and the payment of the remaining balance of the Net Working Capital adjustment of $1.0 million related to the RBF acquisition.

Cash used in investing activities was $4.4 million for the three months ended March 31, 2011, primarily as a result of $2.6 million related to the net purchase of available-for-sale securities, coupled with cash outflows of $1.8 million related to capital expenditures.

The majority of our 2012 capital additions pertain to computer software purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Provided by Financing Activities

Our cash provided by financing activities primarily related to proceeds from Employee Stock Purchase Plan purchases and exercise of stock options, partially offset by cash used for treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan and non-controlling interest distributions to our partners in the BakerAECOM, LLC.

Credit Agreement

On September 30, 2010, we entered into a Credit Agreement with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of April 1, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.3 million and $8.4 million, respectively.

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

Although only $8.3 million of our credit capacity was utilized under this facility as of April 1, 2012, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions or to take other actions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity

As of April 1, 2012, we had $55.7 million of cash and cash equivalents, as well as approximately $4.4 million in available-for-sale securities. Our available-for sale securities are primarily comprised of highly rated U.S. Treasury and Corporate bonds. We principally maintain our cash and cash equivalents and bonds in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents and bonds will not fail, we currently believe that we will be able to readily access our funds when needed.

We utilize our cash, investments and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and seek to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. Our strategy has been acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and we are able to utilize some combination of our existing cash, investments and the Credit Agreement to fund such endeavors. Additionally, in February 2011, we filed a shelf registration with the Securities & Exchange Commission, which was subsequently declared effective in April 2011. Under the shelf registration, we may sell, from time to time, up to $125 million of our common stock or debt securities, either individually or in units, in one or more offerings. While we have no specific plans to offer the securities covered by the registration statement, and are not required to offer the securities in the future, we believe an offering under our existing shelf registration will provide us with additional financial flexibility to fund our growth objectives, if necessary. We also periodically review our business and our service offerings within our business for financial performance and growth potential. As such, we may consider realigning our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2011 Form 10-K.

Critical Accounting Estimates

There were no material changes in the critical accounting estimates disclosed in our 2011 Form 10-K.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard on January 1, 2012, and it did not have a material impact on our unaudited condensed consolidated financial statements.

In June 2011, the FASB issued changes to ASC Topic 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively, and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted this standard on January 1, 2012, and it had no impact on our unaudited condensed consolidated financial statements, as we already presented one of the options that is acceptable under ASC Topic 220.

In May 2011, the FASB issued changes to ASC Topic 820, Fair Value Measurement to conform existing guidance regarding fair value measurement and disclosure between Generally Accepted Accounting Principles and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC Topic 820 is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a material impact on our unaudited condensed consolidated financial statements.

There were no other material changes in the critical accounting estimates disclosed in our 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the exposure to market risk disclosed in our 2011 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the fourth quarter of 2011, the Company completed the acquisition of RBF. We are in the process of integrating RBF. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to RBF as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes in the risk factors disclosed in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2012, 19,080 shares of restricted stock vested under the Michael Baker Corporation Long Term Incentive Plan (“Long-Term Plan”). In accordance with the terms of the Long-Term Plan and based on participant elections, we withheld 2,492 shares to satisfy the related tax withholding requirements. These shares withheld are reflected as treasury share purchases in our Condensed Consolidated Financial Statements and such purchases are detailed in the table below:

			Total Number	Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet be
	Total Number	Average	of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs
January 5, 2012	270	$20.16
March 24, 2012	2,222	24.07

Total	2,492	$23.65	—	—

Item 6. Exhibits.

(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

Exhibit No.	Description

4.1(a)	Rights Agreement dated November 16, 1999, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 16, 1999, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated November 5, 2009, between us and American Stock Transfer and Trust Company, as Rights Agent, filed as Exhibit 4.1 to our Report on Form 8-K dated November 5, 2009, and incorporated herein by reference.

4.1(c)	Amendment No. 2, dated as of March 30, 2012, to the Rights Agreement, dated as of November 16, 1999, as amended, by and between Michael Baker Corporation and American Stock Transfer and Trust Company, LLC, as rights agent, filed as Exhibit 4.1 to our Report on Form 8-K dated April 2, 2012, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Our Quarterly Report on Form 10-Q for the period ended April 1, 2012, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: May 8, 2012
Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)