Form 10-Q
period 2012-07-01
MICHAEL BAKER CORP
filed 2012-08-09
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2012:
Common Stock	9,635,478 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share amounts)	July 1, 2012	June 30, 2011	July 1, 2012	June 30, 2011
Revenue	$155,297	$130,061	$306,956	$251,094

Cost of work performed	129,789	102,665	257,631	202,569

Gross profit	25,508	27,396	49,325	48,525

Selling, general and administrative expenses	22,284	19,513	44,689	39,234

Operating income	3,224	7,883	4,636	9,291

Other income/(expense):
Equity income from unconsolidated subsidiaries	1,274	114	1,479	165
Interest income	54	126	118	236
Interest expense, net	10	(87)	36	(114)
Other, net	4	(21)	33	(33)

Income before income taxes and noncontrolling interests	4,566	8,015	6,302	9,545
Provision for income taxes	1,659	2,762	2,253	3,209

Net income from continuing operations before noncontrolling interests	2,907	5,253	4,049	6,336
(Loss)/income from discontinued operations, net of tax	(236)	(100)	501	(15)

Net income before noncontrolling interests	2,671	5,153	4,550	6,321
Less: Income attributable to noncontrolling interests	223	299	406	635

Net income attributable to Michael Baker Corporation	2,448	4,854	4,144	5,686
Other comprehensive income, net of tax:
Unrealized gain on investments, net of reclassification adjustments	16	35	47	19
Foreign currency translation adjustments	—	—	43	—

Comprehensive income attributable to Michael Baker Corporation	$2,464	$4,889	$4,234	$5,705

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. - Continuing operations	$0.29	$0.53	$0.39	$0.62
Diluted E.P.S. - Continuing operations	0.28	0.53	0.38	0.61
Basic E.P.S. - Net income	0.26	0.52	0.44	0.62
Diluted E.P.S. - Net income	$0.25	$0.52	$0.43	$0.61

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

	As of
(In thousands, except share amounts)	July 1, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$63,053	$36,050
Available-for-sale securities	—	12,323
Receivables, net of allowances of $1,568 and $1,259, respectively	102,751	104,091
Unbilled revenues on contracts in progress	72,547	77,713
Prepaid expenses and other	8,964	8,951
Prepaid income taxes	5,816	7,149

Total current assets	253,131	246,277

Property, Plant and Equipment, net	18,694	20,903
Goodwill	81,598	81,598
Other intangible assets, net	17,583	22,907
Deferred income tax asset	1,389	1,389
Other long-term assets	6,872	6,800

Total assets	$379,267	$379,874

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$44,833	$44,434
Accrued employee compensation	24,199	25,786
Accrued insurance	10,909	10,580
Billings in excess of revenues on contracts in progress	21,502	24,064
Deferred income tax liability	13,659	13,659
Income taxes payable	223	1,113
Other accrued expenses	10,967	12,905

Total current liabilities	126,292	132,541

Long-term Liabilities
Deferred income tax liability	16,194	16,823
Other long-term liabilities	10,408	9,881

Total liabilities	152,894	159,245

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 10,148,296 and 10,066,789, respectively	10,148	10,067
Additional paid-in capital	67,888	66,218
Retained earnings	152,749	148,605
Accumulated other comprehensive loss	—	(90)
Less - 512,818 and 501,207 shares of Common Stock in treasury, at cost, respectively	(5,160)	(4,888)

Total Michael Baker Corporation shareholders’ investment	225,625	219,912
Noncontrolling interests	748	717

Total shareholders’ investment	226,373	220,629

Total liabilities and shareholders’ investment	$379,267	$379,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the six months ended
(In thousands)	July 1, 2012	June 30, 2011
Cash Flows from Operating Activities
Net income before noncontrolling interests	$4,550	$6,321
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Net (income)/loss from discontinued operations	(501)	15
Depreciation and amortization	8,934	6,191
Stock-based compensation	1,175	1,457
Changes in assets and liabilities:
Decrease/(increase) in receivables	878	(3,073)
Decrease/(increase) in unbilled revenues	5,166	(193)
Decrease/(increase) in other net assets	710	(5,405)
Increase/(decrease) in accounts payable	399	(3,249)
Decrease in billings in excess of revenues	(2,562)	(1,511)
(Decrease)/increase in accrued expenses	(1,571)	7,294

Net cash provided by continuing operations	17,178	7,847
Net cash used in discontinued operations	(25)	(665)

Net cash provided by operating activities	17,153	7,182

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,427)	(2,325)
Cash portion of acquisitions	(1,000)	(3,134)
Purchase of available-for-sale securities	(801)	(7,408)
Sale of available-for-sale securities	13,130	3,193
Proceeds from sale of fixed assets	19	—

Net cash provided by/(used in) investing activities	9,921	(9,674)

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	576	564
Payments on capital lease obligations	—	(95)
Treasury stock purchases	(272)	(86)
Noncontrolling interest distributions	(375)	(387)

Net cash used in financing activities	(71)	(4)

Net increase/(decrease) in cash and cash equivalents	27,003	(2,496)
Cash and cash equivalents, beginning of period	36,050	77,443

Cash and cash equivalents, end of period	$63,053	$74,947

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

On January 1, 2012, the Company changed from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology. Under this new methodology, each quarter is comprised of 13 weeks, which includes two 4-week months and one 5-week month. The 4-4-5 close methodology changed the accounting periods to month-end dates that would be different than the traditional last day of the standard month end, with the exception of adjusting to January 1st and December 31st to maintain the traditional calendar year. This change in methodology facilitates accelerating the Company’s monthly close, is common in the Company’s industry and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

2. BUSINESS COMBINATIONS

On October 3, 2011, the Company entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of RBF Consulting (“RBF”) for $49.3 million, and subsequently paid a Net Working Capital adjustment totaling $5.0 million. In addition, immediately prior to closing the Company received $1.2 million from RBF to fund professional liability tail insurance premiums and for bonus payments that were due in December 2011 that the Company disbursed on RBF’s behalf. The Company paid approximately $45.7 million from existing cash and cash equivalents, and issued 203,218 shares of the Company’s common stock with a fair market value of $3.6 million as of the acquisition date. As of July 1, 2012, the allocation of the fair value of the purchase price for the acquisition of RBF is primarily complete, with the exception of the unbilled revenue on contracts in progress and the billing in excess of revenues on contract in progress, as the Company expects to complete the contract revenue conversion in the third quarter of 2012.

The results of operations for RBF are included in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2012, with RBF contributing revenues of $24.4 million and $50.3 million and a net loss of $2.3 million and $3.4 million, respectively (including $1.5 million and $3.0 million, respectively, in acquisition related amortization of intangible assets). The unaudited pro-forma financial information summarized in the following table gives effect to the RBF acquisition and assumes that it occurred on January 1, 2010:

(In thousands, except per share amounts)	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Continuing operations
Revenues	$155,599	$302,980
Net income attributable to Michael Baker Corporation	4,282	5,039
Diluted earnings per share	$0.46	$0.53

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

The following tables reflect disclosures for the Company’s business segments:

	For the three months ended		For the six months ended
(In millions)	July 1, 2012	June 30, 2011	July 1, 2012	June 30, 2011
Revenues
Transportation	$83.8	$75.6	$164.4	$143.2
Federal	71.5	54.5	142.6	107.9

Total revenues	$155.3	$130.1	$307.0	$251.1

Gross Profit

Transportation	$14.5	$14.9	$27.9	$24.4
Federal	11.0	12.4	22.3	24.5
Corporate	—	0.1	(0.9)	(0.4)

Total gross profit	25.5	27.4	49.3	48.5

Less: SG&A
Transportation	(12.6)	(12.0)	(24.8)	(24.0)
Federal	(9.7)	(7.5)	(19.9)	(15.2)

Total SG&A	(22.3)	(19.5)	(44.7)	(39.2)

Operating income
Transportation	1.9	2.9	3.1	0.4
Federal	1.3	4.9	2.4	9.3
Corporate	—	0.1	(0.9)	(0.4)

Total operating income	$3.2	$7.9	$4.6	$9.3

	As of
(In millions)	July 1, 2012	December 31, 2011
Segment assets:
Transportation	$184.6	$182.1
Federal	123.5	133.6
Corporate	71.2	64.2

Total	$379.3	$379.9

The Transportation segment had income from its unconsolidated subsidiaries of $1.3 million and $0.1 million for the three months ended July 1, 2012 and June 30, 2011, respectively, and $1.5 million and $0.2 million for the six months ended July 1, 2012 and June 30, 2011, respectively. The Federal segment’s income from unconsolidated subsidiaries was immaterial for both the three and six months ended July 1, 2012 and June 30, 2011.

The Company has determined that interest expense, interest income, intersegment revenues and equity investments in unconsolidated subsidiaries, by segment, are immaterial for disclosure in these unaudited condensed consolidated financial statements.

4. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES

Equity income from unconsolidated subsidiaries reflects the Company’s ownership of 33.33% of the members’ equity of Louisiana TIMED Managers (“LTM”). LTM is a joint venture formed September 2002 between G.E.C. Inc., Parsons Brinckerhoff Quade & Douglas, Inc. and The LPA Group Incorporated, a subsidiary of Michael Baker Corporation, to manage a Louisiana Department of Transportation and Development transportation construction contract. Equity income from LTM for the three months ended July 1, 2012, and June 30, 2011 was $1.3 million and $0.1 million, respectively, and $1.5 million and $0.2 million, for the six months ended July 1, 2012 and June 30, 2011, respectively.

The following table presents summarized financial information for the Company’s unconsolidated subsidiary, LTM:

	For the three months ended		For the six months ended
(In millions)	July 1, 2012	June 30, 2011	July 1, 2012	June 30, 2011
Contract revenue earned	$5.7	$3.3	$8.0	$6.4
Gross profit	3.9	0.3	4.4	0.6
Net income	$3.9	$0.3	$4.4	$0.6

	As of
(In millions)	July 1, 2012	December 31, 2011
Current assets	$6.2	$7.3
Current liabilities	5.8	9.8

As of July 1, 2012 and December 31, 2011 the Company reported no receivables or unbilled revenues on contracts in progress, from LTM for work performed by the Company as a subcontractor to LTM. Revenue from LTM pursuant to such subcontract agreement was $0.2 million and $0.5 million for the three months ended July 1, 2012 and June 30, 2011, respectively and $0.3 million and $1.3 million, for the six months ended July 1, 2012 and June 30, 2011, respectively.

5. INCOME TAXES

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

	For the three months ended		For the six months ended
(In thousands)	July 1, 2012	June 30, 2011	July 1, 2012	June 30, 2011

Provision for income taxes:
Continuing operations	$1,659	$2,762	$2,253	$3,209
Discontinued operations	(220)	(48)	(86)	—

Provision for income taxes	$1,439	$2,714	$2,167	$3,209

The Company’s full-year forecasted effective income tax rate for continuing operations was 40.5% and 39.5% for the six months ended July 1, 2012 and June 30, 2011, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the six months ended July 1, 2012 and June 30, 2011 are primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2011 was 30%, which included approximately $2.4 million of foreign tax credits and certain valuation allowance reversals. Positively impacting the Company’s full-year forecasted effective income tax rate for the six months ended June 30, 2011 was the reversal of a portion of the Company’s valuation allowance related to foreign tax credits totaling $0.3 million.

As of July 1, 2012 and December 31, 2011, the Company’s reserve for uncertain tax positions totaled approximately $2.5 million and $2.6 million, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general and administrative expenses, respectively, in its unaudited Condensed Consolidated Statements of Comprehensive Income. As of July 1, 2012 and December 31, 2011, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.4 million.

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

6. FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board (“FASB”) guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

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

As of both July 1, 2012 and December 31, 2011, the Company held Level 1 cash equivalents as investments in money market funds totaling $1.0 million, and Level 1 available-for-sale securities in highly-rated U.S. Treasury and Corporate bonds of $12.3 million as of December 31, 2011, in accounts held by major financial institutions.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands) Other intangible assets, net	Transportation	Federal	Total
Balance, December 31, 2011	$11,243	$11,664	$22,907
Less: Amortization	(2,991)	(2,333)	(5,324)

Balance, July 1, 2012	$8,252	$9,331	$17,583

(In thousands) Goodwill	Transportation	Federal	Total
Balance, December 31, 2011	$59,334	$22,264	$81,598
Balance, July 1, 2012	$59,334	$22,264	$81,598

The Company’s goodwill balance is not being amortized. The Company performed an evaluation of the carrying value of its goodwill during the second quarter. No goodwill impairment charge was required in connection with this evaluation.

The following tables summarize the Company’s other intangible assets balance as of July 1, 2012 and December 31, 2011:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$16,459	$(12,210)	$4,249
Customer contracts and related relationships	15,460	(3,145)	12,315
Non-compete agreements	3,671	(3,039)	632
Trademark / trade name	1,110	(723)	387

Total, July 1, 2012	$36,700	$(19,117)	$17,583

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$16,459	$(8,657)	$7,802
Customer contracts and related relationships	15,460	(2,260)	13,200
Non-compete agreements	3,671	(2,427)	1,244
Trademark / trade name	1,110	(449)	661

Total, December 31, 2011	$36,700	$(13,793)	$22,907

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Amortization expense recorded on the other intangible assets balance was $2,536,000 and $5,324,000 for the three and six months ended July 1, 2012, respectively, and $1,757,000 and $3,494,000 for the three and six months ended June 30, 2011, respectively.

Estimated future amortization expense for other intangible assets as of July 1, 2012 is as follows:

(In thousands)
For the six months ending December 31, 2012	$4,818
Fiscal year 2013	6,135
Fiscal year 2014	3,936
Fiscal year 2015	1,244
Fiscal year 2016 and beyond	1,450

Total	$17,583

8. COMMITMENTS & CONTINGENCIES

Commitments

The Company has certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course.

The Company’s outstanding guarantees as of July 1, 2012 were as follows:

(In millions)	Maximum undiscounted future payments
Standby letters of credit*:
Insurance related	$7.1
Other	1.2
Performance and payment bonds*	12.7

*	These instruments require no associated liability on the Company’s balance sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of July 1, 2012, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for the Company’s self-insurance deductible and premium obligations. These LOCs may be drawn upon in the event that the Company does not make premium payments or reimburse the insurance companies for the portion of claim payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of July 1, 2012. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with this insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in the unaudited Condensed Consolidated Balance Sheets as this insurance was written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for this insurance in its unaudited Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through July 1, 2012. As of July 1, 2012 and December 31 2011, there were approximately $3.2 million and $3.3 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded in the Company’s unaudited Condensed Consolidated Balance Sheets, with a corresponding receivable of approximately $2.0 million and $2.5 million as of July 1, 2012 and December 31, 2011, respectively.

Contingencies

Legal Proceedings. The Company has been named as a defendant or co-defendant in certain legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. During the first quarter of 2012, the Company received a $1.1 million distribution from Reliance related to these claims. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company continues to pursue a claim in the Reliance liquidation and believes that some additional recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of both July 1, 2012 and December 31, 2011.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS

On September 30, 2010, the Company entered into the Credit Agreement with a consortium of financial institutions that provides for a revolving credit facility with an aggregate commitment of $125.0 million and a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of LOCs. As of July 1, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.3 million and $8.4 million, respectively.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the six months ended July 1, 2012 and June 30, 2011 under the Company’s Credit Agreement.

The Credit Agreement provides pricing options for the Company to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by the Company’s leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Credit Agreement also contains usual and customary negative covenants for a credit facility and requires the Company to meet minimum leverage and interest and rent coverage ratio covenants. The Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by the Company under the Credit Agreement, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by the Company under the Credit Agreement will automatically become immediately due and payable. As of July 1, 2012, the Company was in compliance with the covenants under the Credit Agreement.

10. EARNINGS PER COMMON SHARE

The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months ended		For the six months ended
(In thousands, except per share amounts)	July 1, 2012	June 30, 2011	July 1, 2012	June 30, 2011
Net income from continuing operations before noncontrolling interests	$2,907	$5,253	$4,049	$6,336
Less: Income attributable to noncontrolling interests	223	299	406	635

Net income from continuing operations attributable to Michael Baker Corporation	2,684	4,954	3,643	5,701
Net (loss)/income from discontinued operations, net of tax	(236)	(100)	501	(15)

Net income attributable to Michael Baker Corporation	$2,448	$4,854	$4,144	$5,686

Basic:
Weighted average shares outstanding	9,373	9,302	9,368	9,263
Earnings/(loss) per share:
Continuing operations	$0.29	$0.53	$0.39	$0.62
Discontinued operations	(0.03)	(0.01)	0.05	—

Total	$0.26	$0.52	$0.44	$0.62

Diluted:
Effect of dilutive securities - contingently issuable shares and stock options	250	27	231	34
Weighted average shares outstanding	9,623	9,329	9,599	9,297
Earnings/(loss) per share:
Continuing operations	$0.28	$0.53	$0.38	$0.61
Discontinued operations	(0.03)	(0.01)	0.05	—

Total	$0.25	$0.52	$0.43	$0.61

Company stock options totaling 72,000 for both the three and six months ended July 1, 2012 and Company stock options totaling 48,000 for both the three and six months ended June 30, 2011 were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

11. STOCK-BASED COMPENSATION

As of July 1, 2012, the Company has two active equity incentive plans under which stock awards can be issued. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are equal to the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of July 1, 2012 and December 31, 2011, the restrictions had not lapsed on 22,500 shares and 24,000 shares, respectively, of the Company’s restricted stock awarded under the Directors’ Plan. As of July 1, 2012 and December 31, 2011, the restrictions had not lapsed on 100,112 shares and 98,208 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both July 1, 2012 and December 31, 2011, all outstanding options were fully vested under the Directors’ Plan. There were 100,000 and 104,000 exercisable options under the Directors’ Plan as of July 1, 2012 and December 31, 2011, respectively. Unearned compensation related to restricted stock awards was approximately $2,763,000 and $2,427,000 as of July 1, 2012 and December 31, 2011, respectively.

The following table summarizes all restricted stock issued:

	Restricted shares	Weighted average issuance price per share
Balance at December 31, 2011	122,208	30.74
Restricted shares granted	54,637	22.97
Restricted shares vested	(54,233)	32.46

Balance at July 1, 2012	122,612	$26.52

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company purchased 11,611 and 3,648 shares aggregating to $272,000 and $86,000 due to these elections for the six months ended July 1, 2012 and June 30, 2011, respectively.

The following table summarizes all stock options outstanding:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average contractual remaining life in years

Balance at December 31, 2011	104,000	$28.57	$126,570	6.2
Granted	16,000	22.95
Exercised	(4,000)	15.04

Balance at July 1, 2012	116,000	$28.27	$344,750	6.5

As of July 1, 2012, 321,633 shares were available for future grants under the Long-Term Plan and 47,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding as of July 1, 2012:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average life (1)	Weighted average exercise price	Number of options	Weighted average exercise price
$8.52 - $8.55	6,000	0.8	$8.55	6,000	$8.55
$10.025 - $15.625	6,000	1.8	12.63	6,000	12.63
$20.16 - $26.86	56,000	7.1	23.37	40,000	23.53
$37.225 - $40.455	48,000	7.0	38.40	48,000	38.40

Total	116,000	6.5	$28.27	100,000	$29.12

(1)	Average life remaining in years.

In June 2011, 40,000 SARs issued in connection with the Company’s Chief Executive Officer’s employment agreement were vested and redeemed for 3,957 shares of the Company’s common stock made available under the Long-Term Plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model.

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The Company issued 22,870 and 23,766 shares under the ESPP for the six months ended July 1, 2012 and June 30, 2011, respectively. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares. As of July 1, 2012, 673,057 shares were available for future grants under the ESPP.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statement of Comprehensive Income related to its restricted stock, options, SARs, and ESPP for the three and six months ended July 1, 2012 of $0.8 million and $1.2 million, respectively, and for the three and six months ended June 30, 2011 of $1.1 million and $1.5 million, respectively.

12. SHAREHOLDERS’ INVESTMENT

The following table presents the change in total shareholders’ investment for the six months ended July 1, 2012 and June 30, 2011:

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2011	$219,912	$717	$220,629

Net income	4,144	406	4,550
Stock options exercised	60	—	60
Options granted	199	—	199
Employee Stock Purchase Plan	572	—	572
Amortization of restricted stock	920	—	920
Treasury share purchases	(272)	—	(272)
Profit distribution	—	(375)	(375)
Other comprehensive income, net of tax:
Unrealized gain on investment, net of reclassification adjustments	47	—	47
Foreign currency translation adjustments	43	—	43

Balance, July 1, 2012	$225,625	$748	$226,373

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2010	$195,815	$722	$196,537

Net income	5,686	635	6,321
Stock options exercised	40	—	40
Options granted	208	—	208
Employee Stock Purchase Plan	582	—	582
Stock appreciation rights	88	—	88
Amortization of restricted stock	1,101	—	1,101
Treasury share purchases	(86)	—	(86)
Profit distribution	—	(387)	(387)
Other comprehensive income, net of tax:
Unrealized gain on investments, net of reclassification adjustments	19	—	19

Balance, June 30, 2011	$203,453	$970	$204,423

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued changes to Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012, and it did not have a material impact on its unaudited condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1, “Condensed Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”).

Business Overview and Environment

Through our Transportation and Federal business segments, we provide engineering expertise in a variety of markets for public and private sector clients worldwide. We derive a significant portion of our revenue from United States of America (“U.S.”) federal, state and local government contracting, with over 84% of our revenue for the six months ended July 1, 2012 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects.

The budgetary uncertainty and constraints at all levels of government have caused a portion of our clients to curtail their spending on new and existing projects, resulting in a significant drag on our revenue growth. Specifically, several of our key transportation clients have continued to exercise a significant amount of caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. These key Transportation clients, and in turn our business, rely heavily on the U.S. Federal transportation funding legislation for transportation & infrastructure related work. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law, after a series of short-term extensions of the previous transportation funding legislation, the Safe, Accountable, Flexible, Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”). MAP-21 provides funding for surface transportation programs of approximately $105 billion through September 30, 2014. MAP-21 is the first long-term highway authorization enacted since 2005 and is essentially a longer term extension of SAFETEA-LU. We are cautiously optimistic that MAP-21 will result in our key Transportation clients granting new infrastructure projects and entering into extensions of existing projects; however, to date we have yet to observe any significant change in contracting activity as a result of this legislation.

In addition, our Federal segment relies heavily on contracting activity from the U.S. Federal Government, particularly with the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). As the U.S. Federal Government continues to attempt to address the U.S. Federal deficit there are concerns our Federal business may be impacted, particularly with our support of the United States Army Corps of Engineers (“USACE”) operating in Afghanistan given the recent draw downs in the U.S. military efforts there. Additionally, while proposal activity on U.S. Federal projects remains steady, in our view the pace of project award activity has significantly waned in the first half of 2012, impacting our results of operations in our Federal segment.

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

Some of our significant contracts awarded during 2012 include:

•	A $25.8 million, two year Indefinite Delivery/Indefinite Quality (“IDIQ”) contract to provide geotechnical engineering training to the Federal Highway Administration.

•

A $16.0 million bridge design contract with the Kentucky Transportation Cabinet for two crossings, one over Kentucky Lake located in Marshall County, and one over Lake Barkley located in Trigg County, both in western Kentucky.

•	A $10.7 million, one year contract with the USACE - Middle East District to provide construction management support to the Afghanistan Engineering District.

•	A $7.0 million architecture contract with the Connecticut Department of Transportation to develop final design plans for the New Haven-Hartford-Springfield Commuter Rail Station.

•	A $5.8 million architecture and engineering contract as a subcontractor to perform petroleum pipeline and tank leak and pressure testing for the Department of Defense.

•

A $5.1 million contract with the South Carolina Department of Transportation to develop final construction plans for a new 5.7 mile section of Interstate 73 between I-95 and U.S. Route 501 in Dillon County, South Carolina.

•	A $4.5 million design services contract with the New Jersey Turnpike Authority for guide sign improvements.

•

A $4.3 million contract with the Pennsylvania Department of Transportation to provide construction management support and construction inspection services on four construction projects in central Pennsylvania.

•

A $4.1 million design-build contract as a subcontractor for the Georgia Department of Transportation to prepare the technical proposal and preliminary design documents for the Jimmy Deloach Connector from SR 307/Bourne Avenue to the existing eastern end of the Jimmy Deloach Parkway near Savanna, Georgia.

In addition, we have been awarded by the General Services Administration an IDIQ contract for the DHS’s United States Visitor and Immigrant Status Information Technology Program to provide program and project management and internal logistics support services. The IDIQ contract includes a one-year base period with four, one-year options and a maximum ordering limitation of $50 million for the entire contract period. To date we have been awarded one task order that was received in February 2012 to provide a range of technical support services for $3.6 million.

Acquisitions and Divestitures

On October 3, 2011, we entered into a Stock Purchase Agreement (“SPA”) to acquire 100% of the outstanding shares of RBF Consulting (“RBF”), an engineering, planning, surveying and environmental firm based in Irvine, California. As of the date of acquisition, RBF had a total of 17 offices located in California, Nevada and Arizona. RBF provides comprehensive planning, design and construction management and inspection services for its clients, including public and governmental agencies, the development community, private enterprise and non-profit agencies. The acquisition contributes to our long-term strategic plan by enabling us to expand geographically into the western United States and, through RBF’s water resource experience and expertise, provides a platform for us to build a national water and wastewater practice. The results of operations for RBF are included in our Federal and Transportation segments for the three and six months ended July 1, 2012.

In our 2009 filings, we presented an Energy business segment. Our former Energy segment (“Baker Energy”) provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy sale”). Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying condensed consolidated financial statements. The results for the three and six months ended July 1, 2012 and June 30, 2011 give effect to the dispositions.

Executive Overview

Our earnings per diluted common share for continuing operations were $0.38 for the six months ended July 1, 2012, compared to $0.61 per diluted common share reported for the six months ended June 30, 2011. Our total earnings per diluted common share were $0.43 for the six months ended July 1, 2012, compared to $0.61 per diluted common share reported for the six months ended June 30, 2011.

Our revenues from continuing operations were $307.0 million for the six months ended July 1, 2012, a 22% increase from the $251.1 million reported for the six months ended June 30, 2011. This increase in revenues was primarily driven by the addition of $50.3 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects.

Income from continuing operations for the six months ended July 1, 2012 was $3.6 million compared to $5.7 million for the six months ended June 30, 2011. These results were driven by a decrease in our Federal segment’s operating income, primarily as a result of increased costs related to pursuing international work, a decrease in work performed for Federal Emergency Management Agency (“FEMA”) and a decrease in work performed for USACE – Middle East District, as well as an increase in amortization expenses and selling, general and administrative expenses driven by the acquisition of RBF. These unfavorable results were offset by an increase in operating income in our Transportation segment primarily as a result of increases in revenue volume and an increase in equity income from our unconsolidated subsidiaries.

We had net income from discontinued operations related to our former Energy segment of $0.5 million for the six months ended July 1, 2012, as compared to a nominal loss for the six months ended June 30, 2011. These results were primarily attributable to adjustments of foreign tax accruals related to our former Energy business, partially offset by changes in our reserves for legacy insurance liabilities.

Results of Operations

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

Comparisons of the Three Months Ended July 1, 2012 and June 30, 2011

In this three-month discussion, unless specified otherwise, all references to 2012 and 2011 relate to the three-month periods ended July 1, 2012 and June 30, 2011, respectively.

Revenues

Our revenues totaled $155.3 million for 2012 compared to $130.1 million for 2011, reflecting an increase of $25.2 million or 19%. This increase in revenues was primarily driven by the addition of $24.4 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects, partially offset by a decrease in work performed for FEMA.

Transportation. Revenues were $83.8 million for 2012 compared to $75.6 million for 2011, reflecting an increase of $8.2 million or 11%. The following table presents Transportation revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$1.8	2%	$2.3	3%
State and local government	73.7	88%	58.7	78%
Domestic private industry	8.3	10%	14.6	19%

Total revenues	$83.8	100%	$75.6	100%

The increase in our Transportation segment’s revenues for 2012 was driven primarily by an increase in revenue associated with the Wisconsin, Indiana, Colorado, Virginia, New Jersey and New York City Departments of Transportation totaling $8.4 million, the addition of $4.7 million in revenues from RBF, and work performed for the Maryland Aviation Administration of $1.1 million. This was partially offset by decreases in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 (“US 290”) in Central Texas of $2.4 million, decreases in services provided to the Pennsylvania Department of Transportation totaling $1.8 million and a decrease in design work performed as a subcontractor for various projects related to the Utah Department of Transportation I-15 Corridor Reconstruction project totaling $1.6 million.

Federal. Revenues were $71.5 million for 2012 compared to $54.5 million for 2011, reflecting an increase of $17.0 million or 31%. The following table presents Federal revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$38.6	54%	$41.7	77%
State and local government	18.9	26%	6.9	12%
Domestic private industry	14.0	20%	5.9	11%

Total revenues	$71.5	100%	$54.5	100%

The increase in our Federal segment’s revenues for 2012 was primarily driven by the addition of RBF’s revenues totaling $19.7 million and an increase of $2.2 million in work performed as a subcontractor for architecture and design work for the Department of Defense. These increases were partially offset by the net decreases in work performed for FEMA of $2.2 million as compared to 2011 coupled with a period-over-period decrease of $1.2 million related to services provided for the USACE – Middle East District, a decrease of $0.8 million for work performed related to the Alaska gasline development and a decrease of $0.5 million for oil and gas pipeline related work performed for one of our private sector clients.

Gross Profit

Our gross profit totaled $25.5 million for 2012 compared to $27.4 million for 2011, reflecting a decrease of $1.9 million or 7%. Gross profit expressed as a percentage of revenues was 16.4% for 2012 compared to 21.1% for 2011. The decrease in gross profit for 2012 is primarily attributable to decreased utilization, unfavorable project mix and an increase in amortization expenses of $0.8 million related to our recent acquisitions, partially offset by the addition of RBF’s gross profit of $1.4 million. Total gross profit includes nominal Corporate expenses for 2012 and Corporate income of $0.1 million in 2011 that were not allocated to our segments. These unallocated corporate amounts are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.4% for 2012 compared to 26.6% for 2011, while subcontractor costs expressed as a percentage of revenues were 23.8% and 21.5% for 2012 and 2011, respectively. Expressed as a percentage of revenues, direct labor costs remained relatively unchanged in both segments, while subcontractor costs increased in both our Federal and Transportation segments period over period.

Transportation. Gross profit was $14.5 million for 2012 compared to $14.9 million for 2011 reflecting a decrease of $0.4 million or 2%. The decrease in gross profit for 2012 is primarily attributable to decreased utilization and an increase in design-build pursuit efforts, which traditionally have a lower margin until the primary design-build project is awarded. Additionally, in 2011 we received a one-time award fee of $1.1 million for work related to the US 290 project in Central Texas. These decreases were partially offset by the impact of the increase in revenues for 2012. Transportation’s gross profit expressed as a percentage of revenues was 17.3% in 2012 compared to 19.7% in 2011. Gross profit expressed as a percentage of revenues decreased as a result of lower utilization and the aforementioned impact of the US 290 award fee on 2011 results.

Federal. Gross profit was $11.0 million for 2012 compared to $12.4 million for 2011, reflecting a decrease of $1.4 million or 12%. Gross profit decreased period over period as a result of increased costs related to pursuing international work, lower utilization and less favorable project mix, which was partially offset by the addition of RBF’s gross profit of $1.5 million, net of acquisition related amortization expense of $1.0 million. Gross profit expressed as a percentage of revenues decreased to 15.4% in 2012 from 22.8% in 2011. Gross profit expressed as a percentage of revenues was unfavorably impacted by the increase in acquisition related amortization expense, lower utilization and less favorable project mix.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $22.3 million for 2012 compared to $19.5 million for 2011, reflecting an increase of $2.8 million or 14%. Our SG&A expenses expressed as a percentage of revenues decreased to 14.3% for 2012 from 15.0% for 2011. SG&A expenses for the Transportation segment were $12.6 million for 2012 compared to $12.0 million for 2011, reflecting an increase of $0.6 million or 5%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 15.0% for 2012 from 15.9% for 2011. SG&A expenses for the Federal segment were $9.7 million for 2012 compared to $7.5 million for 2011, reflecting an increase of $2.2 million or 30%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 13.6% for 2012 from 13.7% for 2011.

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

SG&A expenses increased period over period primarily due to additional SG&A expenses of $3.7 million from RBF, which includes $0.2 million of intangible asset amortization, partially offset by the period-over-period decrease in SG&A personnel, excluding the impact of RBF.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $1.3 million for 2012 compared to income of $0.1 million for 2011. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and realized gains and losses on investments. In 2012, the equity income from our unconsolidated subsidiaries was primarily driven by $1.3 million from our Louisiana TIMED Managers (“LTM”) joint venture. We do not anticipate LTM to maintain this level of income in future periods.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 42% and 40% for the three months ended July 1, 2012 and June 30, 2011, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. The differences between the effective income tax rates and the calculated rates relate to statute expirations totaling $0.1 million and $0.2 million for the three months ended July 1, 2012 and June 30, 2011, respectively.

Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Reflected in our unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with the workers’ compensation insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in our unaudited Condensed Consolidated Balance Sheets as this insurance is written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for this insurance in our unaudited

Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through July 1, 2012. We have also indemnified the buyer for any taxes in excess of the amounts accrued as of September 30, 2009.

Net losses from discontinued operations were $0.2 million for 2012 and $0.1 million in 2011. The 2012 and 2011 results of discontinued operations are primarily driven by changes in our reserves for legacy insurance liabilities. The income tax benefit attributable to discontinued operations was $0.2 million in 2012 and was nominal in 2011.

Comparisons of the Six Months Ended July 1, 2012 and June 30, 2011

In this six-month discussion, unless specified otherwise, all references to 2012 and 2011 relate to the six-month periods ended July 1, 2012 and June 30, 2011, respectively.

Revenues

Our revenues totaled $307.0 million for 2012 compared to $251.1 million for 2011, reflecting an increase of $55.9 million or 22%. This increase in revenues was primarily driven by the addition of $50.3 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects, partially offset by a decrease in work performed for FEMA.

Transportation. Revenues were $164.4 million for 2012 compared to $143.2 million for 2011, reflecting an increase of $21.2 million or 15%. The following table presents Transportation revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$3.9	2%	$4.8	3%
State and local government	142.8	87%	113.0	79%
Domestic private industry	17.7	11%	25.4	18%

Total revenues	$164.4	100%	$143.2	100%

The increase in our Transportation segment’s revenues for 2012 was driven primarily by period over period increases in services provided for the Wisconsin, Virginia and Indiana Departments of Transportation totaling $11.6 million, the addition of $10.6 million in revenues from RBF and an increase in work performed for the Maryland Aviation Administration of $2.5 million. The increase in revenues was partially offset by decreases in services provided for the Pennsylvania Department of Transportation totaling $2.3 million and a decrease in design work performed as a subcontractor for various projects related to the Utah Department of Transportation I-15 Corridor Reconstruction project totaling $1.8 million.

Federal. Revenues were $142.6 million for 2012 compared to $107.9 million for 2011, reflecting an increase of $34.7 million or 32%. The following table presents Federal revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$75.5	53%	$82.9	77%
State and local government	37.0	26%	13.9	13%
Domestic private industry	30.1	21%	11.1	10%

Total revenues	$142.6	100%	$107.9	100%

The increase in our Federal segment’s revenues for 2012 was primarily driven by the addition of RBF’s revenues totaling $39.7 million, coupled with $3.3 million in work performed as a subcontractor for architecture and design work for the Department of Defense. These increases were partially offset by the net decreases in work performed for FEMA of $4.6 million as compared to 2011, a period-over-period decrease of $2.7 million related to services provided for the USACE – Middle East District and a decrease of $1.3 million for work performed related to the Alaska gasline development.

Gross Profit

Our gross profit totaled $49.3 million for 2012 compared to $48.5 million for 2011, reflecting an increase of $0.8 million or 2%. Gross profit expressed as a percentage of revenues was 16.1% for 2012 compared to 19.3% for 2011. The increase in gross profit for 2012 is primarily attributable to an increase in our Transportation segment’s revenue volume, the addition of RBF’s gross profit of $4.9 million and a recovery of $1.1 million related to claims due from a professional liability insurer that is in liquidation, partially offset by an increase in amortization expenses of $1.7 million related to our recent acquisitions, lower utilization and the impact of unfavorable project mix. Total gross profit includes Corporate expenses of $0.9 million for 2012 compared to $0.4 million in 2011 that were not allocated to our segments. These corporate expenses are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.1% for 2012 compared to 27.0% for 2011, while subcontractor costs expressed as a percentage of revenues were 24.1% and 20.4% for 2012 and 2011, respectively. Direct labor costs were primarily affected by decreases on various projects in both our Transportation and Federal segments. Expressed as a percentage of revenues, direct labor costs decreased in both our Transportation and Federal segments, while subcontractor costs increased in both our Transportation and Federal segments period over period.

Transportation. Gross profit was $27.9 million for 2012 compared to $24.4 million for 2011 reflecting an increase of $3.5 million or 14%. The increase in gross profit for 2012 is primarily attributable to increased revenue volume compared to 2011, a recovery of $0.6 million related to claims due from a professional liability insurer that is in liquidation and a decrease in amortization expense of $0.3 million. The increase in gross profit was partially offset by an increase in design-build pursuit efforts, which traditionally have a lower margin until the primary design-build project is awarded and a one-time award fee of $1.1 million for work related to the US 290 project in Central Texas that we received in 2011. Transportation’s gross profit expressed as a percentage of revenues was 17.0% in both 2012 and 2011. Gross profit expressed as a percentage of revenues remained flat period over period as a result of the aforementioned impact of the US 290 award fee on 2011 results, partially offset by the professional liability claims recovery.

Federal. Gross profit was $22.3 million for 2012 compared to $24.5 million for 2011, reflecting a decrease of $2.2 million or 9%. Gross profit decreased as a result of increased costs related to pursuing international work, lower utilization and less favorable project mix. The decreases were partially offset by the addition of RBF’s gross profit of $4.4 million, net of acquisition related amortization expense of $2.0 million, and a recovery of $0.5 million related to claims due from a professional liability insurer that is in liquidation. Gross profit expressed as a percentage of revenues decreased to 15.7% in 2012 from 22.7% in 2011. Gross profit expressed as a percentage of revenues was unfavorably impacted by the increase in acquisition related amortization expense, lower utilization and less favorable project mix partially offset by the aforementioned recovery from a professional liability insurer that is in liquidation.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $44.7 million for 2012 compared to $39.2 million for 2011, reflecting an increase of $5.5 million or 14%. Our SG&A expenses expressed as a percentage of revenues decreased to 14.6% for 2012 from 15.6% for 2011. SG&A expenses for the Transportation segment were $24.8 million for 2012 compared to $24.0 million for 2011, reflecting an increase of $0.8 million or 3%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 15.1% for 2012 from 16.8% for 2011. SG&A expenses for the Federal segment were $19.9 million for 2012 compared to $15.2 million for 2011, reflecting an increase of $4.7 million or 31%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased slightly to 14.0% for 2012 from 14.1% for 2011.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.

SG&A expenses increased period over period primarily due to additional SG&A expenses of $8.3 million from RBF, which includes $0.3 million of intangible asset amortization, partially offset by the period-over-period decrease in SG&A personnel, excluding the impact of RBF.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $1.7 million for 2012 compared to income of $0.3 million for 2011. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and realized gains and losses on investments. In 2012, the equity income from our unconsolidated subsidiaries was primarily driven by $1.5 million from our LTM joint venture. We do not anticipate LTM to maintain this level of income in future periods.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 40.5% and 39.5% for the six months ended July 1, 2012 and June 30, 2011, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. The differences between the effective income tax rates and the calculated rates relate to statute expirations totaling $0.1 million and $0.2 million for the six months ended July 1, 2012 and June 30, 2011, respectively. In addition, $0.1 million of forecasted foreign tax credits were also included in the June 30, 2011 calculated rate.

Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.5 million for 2012 compared to a nominal net loss in 2011. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2012 results of discontinued operations are primarily attributable to adjustments of foreign tax accruals related to the Energy business due to statute of limitation expirations during the period, partially offset by changes in our reserves for legacy insurance liabilities. The income tax benefit attributable to discontinued operations was $0.1 million in 2012 and was nominal in 2011.

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

The following table presents our contract backlog:

	As of
(In millions)	July 1, 2012	December 31, 2011
Funded	$652.0	$684.6
Unfunded	957.2	908.6

Total	$1,609.2	$1,593.2

As of July 1, 2012, our funded backlog consisted of $401.9 million for our Transportation segment and $250.1 million for the Federal segment. Of our total funded backlog as of July 1, 2012, approximately $323 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

Liquidity and Capital Resources

We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents; cash generated by operations; and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $125.0 million through September 30, 2015.

The following table reflects our available funding capacity as of July 1, 2012:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$63.1
Credit agreement:
Revolving credit facility	125.0
Outstanding borrowings	—
Issued letters of credit	(8.3)

Net credit agreement capacity available		116.7

Total available funding capacity		$179.8

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of July 1, 2012 and December 31, 2011, $23.0 million and $23.7 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of July 1, 2012, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for 2012.

The following table represents our summarized working capital information:

	As of
(In millions, except ratios)	July 1, 2012	December 31, 2011
Current assets	$253.1	$246.3
Current liabilities	(126.3)	(132.5)

Working capital	$126.8	$113.8
Current Ratio*	2.00	1.86

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities was $17.2 million and $7.2 million for the six months ended July 1, 2012 and June 30, 2011, respectively. Non-cash charges for depreciation and amortization increased by $2.7 million to $8.9 million in 2012 from $6.2 million in 2011 due primarily to the amortization of intangible assets acquired as part of the acquisition of RBF in the fourth quarter of 2011.

Our cash provided by operating activities for 2012 increased compared to 2011, as a result of a decrease in accounts receivable and unbilled revenues, net of billings in excess. Our total DSO in receivables and unbilled revenues, net of billings in excess, was 87 as of July 1, 2012 compared to 90 days as of December 31, 2011.

Cash Provided by/Used in Investing Activities

Cash provided by investing activities was $9.9 million for the six months ended July 1, 2012, primarily as a result of cash inflows of $12.3 million related to the net sales of available-for-sale securities, offset by cash outflows of $1.4 million related to capital expenditures and the payment of the remaining balance of the Net Working Capital adjustment of $1.0 million related to the RBF acquisition.

Cash used in investing activities was $9.7 million for the six months ended June 30, 2011, primarily as a result of cash outflows of $4.2 million related to the net purchase of available-for-sale securities and $2.3 million for the capital expenditures, as well as $3.1 million of net cash used to acquire JMA Architects, Inc. (“JMA”).

The majority of our 2012 capital additions pertain to computer software purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Used in Financing Activities

Our cash used in financing activities is primarily related to treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan and non-controlling interest distributions to our partners in the BakerAECOM, LLC, partially offset by proceeds from Employee Stock Purchase Plan purchases and stock option exercises.

Credit Agreement

On September 30, 2010, we entered into a revolving credit facility with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million revolving credit facility with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of July 1, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $8.3 million and $8.4 million, respectively.

The Credit Agreement provides pricing options for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our Credit Agreement also contains usual and customary negative covenants for transactions of this type and requires us to meet minimum leverage and interest and rent coverage ratio covenants. Our Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by us under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by us under the Credit Agreement will automatically become immediately due and payable.

Although only $8.3 million of our credit capacity was utilized under this facility as of July 1, 2012, in future periods we may leverage our Credit Agreement to facilitate our growth strategy, specifically utilizing our available credit to fund strategic acquisitions or to take other actions. The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact that growth strategy. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity

As of July 1, 2012, we had $63.1 million of cash and cash equivalents. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents will not fail, we currently believe that we will be able to readily access our funds when needed.

We utilize our cash and borrowing capacity under the Credit Agreement for, among other things, short-term working capital needs, including the satisfaction of contractual obligations and payment of taxes, to fund capital expenditures, and to support strategic opportunities that management identifies. We continue to pursue growth in our core businesses and seek to expand our engineering operations through organic growth and strategic acquisitions that align with our core competencies. Our strategy has been acquisitions, or related investments, for the purposes of geographic expansion and/or improving our market share as key components of our growth strategy and we are able to utilize some combination of our existing cash and the Credit Agreement to fund such endeavors. Additionally, in February 2011, we filed a shelf registration with the Securities & Exchange Commission, which was subsequently declared effective in April 2011. Under the shelf registration, we may sell, from time to time, up to $125 million of our common stock or debt securities, either individually or in units, in one or more offerings. While we have no specific plans to offer the securities covered by the registration statement, and are not required to offer the securities in the future, we believe an offering under our existing shelf registration will provide us with additional financial flexibility to fund our growth objectives, if necessary. We also periodically review our business and our service offerings within our business for financial performance and growth potential. As such, we may consider realigning our current organizational structure if we conclude that such actions would further increase our operating efficiency and strengthen our competitive position over the long term.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, to simplify how entities, both public and non public, test goodwill for impairment. The change provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard on January 1, 2012, and it did not have a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the fourth quarter of 2011, the Company completed the acquisition of RBF. We are in the process of integrating RBF. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to RBF as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

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

During the three months ended July 1, 2012, 35,143 shares of restricted stock vested under the Michael Baker Corporation Long Term Incentive Plan (“Long-Term Plan”). In accordance with the terms of the Long-Term Plan and based on participant elections, we withheld 3,458 shares to satisfy the related tax withholding requirements. These shares withheld are reflected as treasury share purchases in our unaudited Condensed Consolidated Financial Statements and such purchases are detailed in the table below:

	(a) Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
June 15, 2012	2,638	$24.12	—	—
June 22, 2012	820	23.98	—	—

Total	3,458	$24.09	—	—

Item 6.	Exhibits.

(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Our Quarterly Report on Form 10-Q for the period ended July 1, 2012, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: August 9, 2012
Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)