Form 10-Q
period 2012-09-30
MICHAEL BAKER CORP
filed 2012-11-08
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2012:
Common Stock	9,646,680 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$145,237	$131,139	$452,193	$382,233
Cost of work performed	122,463	104,022	380,094	306,591

Gross profit	22,774	27,117	72,099	75,642
Selling, general and administrative expenses	21,385	17,749	66,073	56,982

Operating income	1,389	9,368	6,026	18,660
Other income/(expense):
Equity income from unconsolidated subsidiaries	374	431	1,853	596
Interest income	26	94	144	329
Interest expense, net	(14)	(3)	22	(116)
Other, net	(158)	(217)	(125)	(251)

Income before income taxes and noncontrolling interests	1,617	9,673	7,920	19,218
Provision for income taxes	779	2,378	3,032	5,587

Net income from continuing operations before noncontrolling interests	838	7,295	4,888	13,631
Income from discontinued operations, net of tax	322	116	822	101

Net income before noncontrolling interests	1,160	7,411	5,710	13,732
Less: Income attributable to noncontrolling interests	179	178	585	814

Net income attributable to Michael Baker Corporation	981	7,233	5,125	12,918
Other comprehensive (loss)/income, net of tax:
Unrealized (loss)/gain on investments, net of reclassification adjustments	—	(47)	47	(30)
Foreign currency translation adjustments	—	20	43	20

Comprehensive income attributable to Michael Baker Corporation	$981	$7,206	$5,215	$12,908

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. - Continuing operations	$0.07	$0.76	$0.46	$1.38
Diluted E.P.S. - Continuing operations	0.07	0.76	0.45	1.38
Basic E.P.S. - Net income	0.11	0.77	0.55	1.39
Diluted E.P.S. - Net income	$0.10	$0.77	$0.53	$1.39

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

	As of
	September 30,	December 31,
(In thousands, except share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$67,055	$36,050
Available-for-sale securities	—	12,323
Receivables, net of allowances of $1,678 and $1,259, respectively	104,177	104,091
Unbilled revenues on contracts in progress	73,087	77,713
Prepaid expenses and other	8,783	8,951
Prepaid income taxes	7,013	7,149

Total current assets	260,115	246,277

Property, Plant and Equipment, net	17,346	20,903
Goodwill	81,598	81,598
Other intangible assets, net	15,174	22,907
Deferred income tax asset	1,389	1,389
Other long-term assets	6,743	6,800

Total assets	$382,365	$379,874

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$39,517	$44,434
Accrued employee compensation	27,941	25,786
Accrued insurance	10,459	10,580
Billings in excess of revenues on contracts in progress	24,588	24,064
Deferred income tax liability	13,659	13,659
Income taxes payable	224	1,113
Other accrued expenses	10,858	12,905

Total current liabilities	127,246	132,541

Long-term Liabilities
Deferred income tax liability	16,216	16,823
Other long-term liabilities	10,827	9,881

Total liabilities	154,289	159,245

Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 10,159,498 and 10,066,789, respectively	10,159	10,067
Additional paid-in capital	68,600	66,218
Retained earnings	153,730	148,605
Accumulated other comprehensive loss	—	(90)
Less - 512,818 and 501,207 shares of Common Stock in treasury, at cost, respectively	(5,160)	(4,888)

Total Michael Baker Corporation shareholders’ investment	227,329	219,912
Noncontrolling interests	747	717

Total shareholders’ investment	228,076	220,629

Total liabilities and shareholders’ investment	$382,365	$379,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the nine months
	ended September 30,
(In thousands)	2012	2011
Cash Flows from Operating Activities
Net income before noncontrolling interests	$5,710	$13,732
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Net income from discontinued operations	(822)	(101)
Depreciation and amortization	13,091	9,401
Stock-based compensation	1,658	1,894
Changes in assets and liabilities:
Increase in receivables	(666)	(6,796)
Decrease in unbilled revenues	4,627	561
Decrease in other net assets	38	1,612
Decrease in accounts payable	(4,917)	(6,499)
Increase/(decrease) in billings in excess of revenues	523	(2,210)
Increase in accrued expenses	2,531	4,590

Net cash provided by continuing operations	21,773	16,184
Net cash used in discontinued operations	(86)	(704)

Net cash provided by operating activities	21,687	15,480

Cash Flows from Investing Activities
Additions to property, plant and equipment	(2,030)	(2,851)
Cash portion of acquisitions	(1,000)	(3,134)
Purchase of available-for-sale securities	(801)	(9,046)
Sale of available-for-sale securities	13,130	4,308
Proceeds from sale of fixed assets	30	—

Net cash provided by/(used in) investing activities	9,329	(10,723)

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	816	839
Payments on capital lease obligations	—	(143)
Treasury stock purchases	(272)	(86)
Noncontrolling interest distributions	(555)	(865)

Net cash used in financing activities	(11)	(255)

Net increase in cash and cash equivalents	31,005	4,502
Cash and cash equivalents, beginning of period	36,050	77,443

Cash and cash equivalents, end of period	$67,055	$81,945

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

On September 30, 2009, the Company divested substantially all of its subsidiaries that pertained to its former Energy segment (the “Energy Sale”). Additionally, the Company sold its interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by the Company’s former minority partner in B.E.S. As a result of these dispositions, the results of the Company’s former Energy segment (“Baker Energy”) have been classified as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statements of Comprehensive Income and unaudited Condensed Consolidated Statements of Cash Flows. All amounts reflected as noncontrolling interests are related exclusively to the Company’s continuing operations.

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

The results of operations for RBF are included in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, with RBF contributing revenues of $23.1 million and $73.4 million, respectively, and a net loss of $0.9 million and $2.8 million, respectively (including $1.5 million and $4.4 million, respectively, in acquisition related amortization of intangible assets). The unaudited pro-forma financial information summarized in the following table gives effect to the RBF acquisition and assumes that it occurred on January 1, 2010:

	For the three	For the nine
	months ended	months ended
(In thousands, except per share amounts)	September 30, 2011	September 30, 2011
Continuing operations
Revenues	$158,228	$461,208
Net income attributable to Michael Baker Corporation	5,467	10,738
Diluted earnings per share	0.56	1.12

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

The Company evaluates the performance of its segments primarily based on operating income. The majority of SG&A overhead expenses are allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. A portion of Corporate income and expense is not allocated to the segments.

The following tables reflect disclosures for the Company’s business segments:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2012	2011	2012	2011
Revenues
Transportation	$78.3	$76.2	$242.7	$219.4
Federal	66.9	54.9	209.5	162.8

Total revenues	$145.2	$131.1	$452.2	$382.2

Gross Profit
Transportation	$13.5	$14.0	$41.4	$38.4
Federal	9.8	13.5	32.1	38.0
Corporate	(0.5)	(0.4)	(1.4)	(0.7)

Total gross profit	22.8	27.1	72.1	75.7

Less: SG&A
Transportation	(11.9)	(11.1)	(36.7)	(35.1)
Federal	(9.5)	(6.6)	(29.4)	(21.9)

Total SG&A	(21.4)	(17.7)	(66.1)	(57.0)

Operating income
Transportation	1.6	2.9	4.7	3.3
Federal	0.3	6.9	2.7	16.1
Corporate	(0.5)	(0.4)	(1.4)	(0.7)

Total operating income	$1.4	$9.4	$6.0	$18.7

	As of
	September 30,	December 31,
(In millions)	2012	2011
Segment assets:
Transportation	$187.3	$182.1
Federal	116.2	133.6
Corporate	78.9	64.2

Total	$382.4	$379.9

The Transportation segment had income from its unconsolidated subsidiaries of $0.4 million for both the three months ended September 30, 2012 and 2011 and $1.8 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Federal segment’s income/(loss) from unconsolidated subsidiaries was immaterial for both the three and nine months ended September 30, 2012 and 2011.

The Company has determined that interest expense, interest income, intersegment revenues and equity investments in unconsolidated subsidiaries, by segment, are immaterial for disclosure in these unaudited condensed consolidated financial statements.

4. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES

Equity income from unconsolidated subsidiaries primarily reflects the Company’s ownership of 33.33% of the members’ equity of Louisiana TIMED Managers (“LTM”). LTM is a joint venture formed September 2002 between G.E.C. Inc., Parsons Brinckerhoff Quade & Douglas, Inc. and The LPA Group Incorporated, a subsidiary of Michael Baker Corporation, to manage a Louisiana Department of Transportation and Development transportation construction contract. Equity income from LTM for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.5 million, respectively, and $1.8 million and $0.7 million, for the nine months ended September 30, 2012 and 2011, respectively.

The following tables present summarized financial information for the Company’s unconsolidated subsidiary, LTM:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In millions)	2012	2011	2012	2011
Contract revenue earned	$2.5	$3.8	$10.5	$10.2
Gross profit	0.8	1.4	5.2	2.0
Net income	1.1	1.4	5.5	2.0

	As of
	September 30,	December 31,
(In millions)	2012	2011
Current assets	$6.9	$7.3
Current liabilities	6.5	9.8

As of September 30, 2012 and December 31, 2011, the Company reported no receivables or unbilled revenues on contracts in progress from LTM for work performed by the Company as a subcontractor to LTM. Revenue from LTM pursuant to such subcontract agreement was $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively and $0.4 million and $1.5 million, for the nine months ended September 30, 2012 and 2011, respectively.

5. INCOME TAXES

The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. Total tax expense then is allocated between continuing operations and discontinued operations. The following table presents the components of the Company’s provision for income taxes:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Provision for/(benefit from) income taxes:
Continuing operations	$779	$2,378	$3,032	$5,587
Discontinued operations	(22)	—	(108)	—

Provision for income taxes	$757	$2,378	$2,924	$5,587

The Company’s full-year forecasted effective income tax rate for continuing operations was 44% and 37.5% for the nine months ended September 30, 2012 and 2011, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the nine months ended September 30, 2012 and 2011 are primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2011 was 30%, which included approximately $2.4 million of foreign tax credits and certain valuation allowance reversals. Positively impacting the Company’s full-year forecasted effective income tax rate for the nine months ended September 30, 2011 was the Company’s ability to utilize foreign tax credits totaling $1.0 million, partially offset by approximately $0.7 million of non-deductible acquisition related costs.

As of September 30, 2012 and December 31, 2011, the Company’s reserve for uncertain tax positions totaled approximately $2.5 million and $2.6 million, respectively. Changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and selling, general and administrative expenses, respectively, in its unaudited Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2012 and December 31, 2011, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.5 million and $0.4 million, respectively.

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

As of both September 30, 2012 and December 31, 2011, the Company held Level 1 cash equivalents as investments in money market funds totaling $1.0 million, and Level 1 available-for-sale securities in highly-rated U.S. Treasury and Corporate bonds of $12.3 million as of December 31, 2011, in accounts held by major financial institutions.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible assets, net	Transportation	Federal	Total
Balance, December 31, 2011	$11,243	$11,664	$22,907
Less: Amortization	(4,233)	(3,500)	(7,733)

Balance, September 30, 2012	$7,010	$8,164	$15,174

(In thousands)
Goodwill	Transportation	Federal	Total
Balance, December 31, 2011	$59,334	$22,264	$81,598
Balance, September 30, 2012	$59,334	$22,264	$81,598

The Company’s goodwill balance is not being amortized. The Company performed an evaluation of the carrying value of its goodwill during the second quarter of 2012. No goodwill impairment charge was required in connection with this evaluation.

The following tables summarize the Company’s other intangible assets balance as of September 30, 2012 and December 31, 2011:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$16,459	$(13,987)	$2,472
Customer contracts and related relationships	15,460	(3,588)	11,872
Non-compete agreements	3,671	(3,136)	535
Trademark/trade name	1,110	(815)	295

Total, September 30, 2012	$36,700	$(21,526)	$15,174

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
Project backlog	$16,459	$(8,657)	$7,802
Customer contracts and related relationships	15,460	(2,260)	13,200
Non-compete agreements	3,671	(2,427)	1,244
Trademark/trade name	1,110	(449)	661

Total, December 31, 2011	$36,700	$(13,793)	$22,907

These identifiable intangible assets with finite lives are being amortized over their estimated useful lives. Amortization expense recorded on the other intangible assets balance was $2,409,000 and $7,733,000 for the three and nine months ended September 30, 2012, respectively, and $1,801,000 and $5,295,000 for the three and nine months ended September 30, 2011, respectively.

Estimated future amortization expense for other intangible assets as of September 30, 2012 is as follows:

(In thousands)
For the three months ending December 31, 2012	$2,409
Fiscal year 2013	6,135
Fiscal year 2014	3,936
Fiscal year 2015	1,244
Fiscal year 2016 and beyond	1,450

Total	$15,174

8. COMMITMENTS & CONTINGENCIES

Commitments

The Company has certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course.

The Company’s outstanding guarantees as of September 30, 2012 were as follows:

Maximum undiscounted
(In millions)	future payments
Standby letters of credit*:
Insurance related	$4.9
Other	1.0
Performance and payment bonds*	13.4

*	These instruments require no associated liability on the Company’s balance sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”), as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of September 30, 2012, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for the Company’s self-insurance deductible and premium obligations. These LOCs may be drawn upon in the event that the Company does not make premium payments or reimburse the insurance companies for the portion of claim payments made on its behalf. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of September 30, 2012. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

The Company indemnified the buyer of Baker Energy for certain legacy costs related to its former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. Reflected in the unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with this insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in the unaudited Condensed Consolidated Balance Sheets as this insurance was written to the Company, rather than to a Baker Energy entity. As such, the Company is required to maintain reserves for this insurance in its unaudited Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to the Company through September 30, 2012. As of September 30, 2012 and December 31, 2011, there were approximately $2.7 million and $3.3 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded in the Company’s unaudited Condensed Consolidated Balance Sheets, with a corresponding receivable of approximately $1.9 million and $2.5 million as of September 30, 2012 and December 31, 2011, respectively.

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

The Company establishes reserves for both insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its unaudited Condensed Consolidated Statements of Comprehensive Income.

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

Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. During the first quarter of 2012, the Company received a $1.1 million distribution from Reliance related to these claims. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company continues to pursue a claim in the Reliance liquidation and believes that some additional recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of both September 30, 2012 and December 31, 2011.

Credit Risk. As of September 30, 2012, the Company had certain open trade accounts receivable in the accompanying Condensed Consolidated Balance Sheet of approximately $1.6 million that were related to a contract with a developer for an international project. Included within the $1.6 million in receivables was approximately $0.2 million in subcontractor fees with pay-when-paid terms. Due to the age and amount of receivables outstanding, the Company has been in active discussions with the developer and the governmental entities that the developer is working on behalf of related to the delays in funding. Based on discussions and correspondence with the developer and the developer’s client, the Company has determined that these receivables are currently collectible and as such has not recorded any reserve as of September 30, 2012. However, it is reasonably possible that a write off of up to $1.4 million may be incurred by the Company in a future period if this situation is not resolved.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS

On September 30, 2010, the Company entered into a Credit Agreement with a consortium of financial institutions that provides for a revolving credit facility with an aggregate commitment of $125.0 million and a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of LOCs. As of September 30, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $5.9 million and $8.4 million, respectively. Subsequent to September 30, 2012, the Company reduced its revolving credit facility capacity to $50.0 million.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the nine months ended September 30, 2012 and 2011 under the Company’s Credit Agreement.

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

10. EARNINGS PER COMMON SHARE

The following table presents the Company’s basic and diluted earnings per share computations:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net income from continuing operations before noncontrolling interests	$838	$7,295	$4,888	$13,631
Less: Income attributable to noncontrolling interests	179	178	585	814

Net income from continuing operations attributable to Michael Baker Corporation	659	7,117	4,303	12,817
Net income from discontinued operations, net of tax	322	116	822	101

Net income attributable to Michael Baker Corporation	$981	$7,233	$5,125	$12,918

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	9,390	9,324	9,375	9,284
Earnings per share:
Continuing operations	$0.07	$0.76	$0.46	$1.38
Discontinued operations	0.04	0.01	0.09	0.01

Total	$0.11	$0.77	$0.55	$1.39

Diluted:
Effect of dilutive securities - contingently issuable shares and stock options	256	10	240	22
Weighted average shares outstanding	9,646	9,334	9,615	9,306
Earnings per share:
Continuing operations	$0.07	$0.76	$0.45	$1.38
Discontinued operations	0.03	0.01	0.08	0.01

Total	$0.10	$0.77	$0.53	$1.39

Company stock options totaling 72,000 for both the three and nine months ended September 30, 2012 and Company stock options totaling 72,000 and 56,000 for the three and nine months ended September 30, 2011, respectively, were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

11. STOCK-BASED COMPENSATION

As of September 30, 2012, the Company has two active equity incentive plans under which stock awards can be issued. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. Under the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are equal to the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of September 30, 2012 and December 31, 2011, the restrictions had not lapsed on 22,500 shares and 24,000 shares, respectively, of the Company’s restricted stock awarded under the Directors’ Plan. As of September 30, 2012 and December 31, 2011, the restrictions had not lapsed on 100,112 shares and 98,208 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both September 30, 2012 and December 31, 2011, all outstanding options were fully vested under the Directors’ Plan. There were 100,000 and 104,000 exercisable options under the Directors’ Plan as of September 30, 2012 and December 31, 2011, respectively. Unearned compensation related to restricted stock awards was approximately $2,307,000 and $2,427,000 as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes all restricted stock issued:

		Weighted
		average
	Restricted	issuance price
	shares	per share
Balance at December 31, 2011	122,208	$30.74
Restricted shares granted	54,637	22.97
Restricted shares vested	(54,233)	32.46

Balance at September 30, 2012	122,612	$26.52

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company purchased 11,611 and 3,648 shares aggregating to $272,000 and $86,000 due to these elections for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes all stock options outstanding:

				Weighted
		Weighted		average
	Shares	average	Aggregate	contractual
	subject	exercise price	intrinsic	remaining life
	to option	per share	value	in years
Balance at December 31, 2011	104,000	$28.57	$126,570	6.2
Granted	16,000	22.95
Exercised	(4,000)	15.04

Balance at September 30, 2012	116,000	$28.27	$232,070	6.2

As of September 30, 2012, 321,633 shares were available for future grants under the Long-Term Plan and 47,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options outstanding			Options exercisable
			Weighted		Weighted
	Number		average	Number	average
	of	Average	exercise	of	exercise
Range of exercise prices	options	life (1)	price	options	price
$8.52 - $8.55	6,000	0.6	$8.55	6,000	$8.55
$10.025 - $15.625	6,000	1.6	12.63	6,000	12.63
$20.16 - $26.86	56,000	6.6	23.37	40,000	23.53
$37.225 - $40.455	48,000	6.0	38.40	48,000	38.40

Total	116,000	5.8	$28.27	100,000	$29.12

(1)	Average life remaining in years.

In June 2011, 40,000 SARs issued in connection with the Company’s Chief Executive Officer’s employment agreement were vested and redeemed for 3,957 shares of the Company’s common stock made available under the Long-Term Plan. The fair value of the SARs was estimated using a Black-Scholes option pricing model.

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The Company issued 34,072 and 39,737 shares under the ESPP for the nine months ended September 30, 2012 and 2011, respectively. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares. As of September 30, 2012, 661,855 shares were available for future purchases under the ESPP.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statement of Comprehensive Income related to its restricted stock, options, SARs, and ESPP for the three and nine months ended September 30, 2012 of $0.5 million and $1.7 million, respectively, and for the three and nine months ended September 30, 2011 of $0.4 million and $1.9 million, respectively.

12. SHAREHOLDERS’ INVESTMENT

The following table presents the change in total shareholders’ investment for the nine months ended September 30, 2012 and 2011:

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total
Balance, December 31, 2011	$219,912	$717	$220,629

Net income	5,125	585	5,710
Stock options exercised	60	—	60
Options granted	199	—	199
Employee Stock Purchase Plan	839	—	839
Amortization of restricted stock	1,376	—	1,376
Treasury share purchases	(272)	—	(272)
Profit distribution	—	(555)	(555)
Other comprehensive income, net of tax:
Unrealized gain on investment, net of reclassification adjustments	47	—	47
Foreign currency translation adjustments	43	—	43

Balance, September 30, 2012	$227,329	$747	$228,076

	Total Michael
	Baker Corporation	Non-
	Shareholders’	controlling
(In thousands)	Investment	Interests	Total
Balance, December 31, 2010	$195,815	$722	$196,537

Net income	12,918	814	13,732
Stock options exercised	40	—	40
Options granted	208	—	208
Employee Stock Purchase Plan	888	—	888
Stock appreciation rights	88	—	88
Amortization of restricted stock	1,509	—	1,509
Treasury share purchases	(86)	—	(86)
Profit distribution	—	(865)	(865)
Other comprehensive (loss)/income, net of tax:
Unrealized loss on investment, net of reclassification adjustments	(30)	—	(30)
Foreign currency translation adjustments	20	—	20

Balance, September 30, 2011	$211,370	$671	$212,041

13. SUBSEQUENT EVENT

On November 8, 2012, the Company announced a performance improvement plan with the objective of reducing its cost structure by approximately $18.0 to $20.0 million in 2013. Non-recurring expenses to achieve these cost reductions are estimated at approximately $1.0 million, substantially all of which are expected to be incurred in the fourth quarter of 2012.

In addition, the Company announced a cash dividend of $0.14 per common share payable on December 19, 2012 to shareholders of record on November 28, 2012. While the Company intends to pay regular cash dividends on a quarterly basis for the foreseeable future, the payment of dividends is at the discretion of the Board of Directors and is subject to, among other things, the availability of and needs for the Company’s capital resources, restrictions under the Company’s Credit Agreement and other factors. The Company also announced that the Board of Directors had authorized an up to $10.0 million stock repurchase program. Purchases are expected to be made from time to time in open-market or privately negotiated transactions as circumstances warrant. As noted in the Long-Term debt and Borrowing Agreements footnote, subsequent to September 30, 2012, the Company reduced its revolving credit facility capacity.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued changes to Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Others, to simplify how entities, both public and non-public, test goodwill for impairment. The change provides an entity with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard on January 1, 2012, and it did not have a material impact on its unaudited condensed consolidated financial statements.

In June 2011, the FASB issued changes to ASC Topic 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company adopted this Standard on January 1, 2012, and it had no impact on its unaudited condensed consolidated financial statements, as the Company already presented one of the options that is acceptable under ASC Topic 220.

In May 2011, the FASB issued changes to ASC Topic 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC Topic 820 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard on January 1, 2012 and it did not have a material impact on its unaudited condensed consolidated financial statements.

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

Business Overview and Environment

Through our Transportation and Federal business segments, we provide engineering expertise in a variety of markets for public and private sector clients worldwide. We derive a significant portion of our revenue from United States of America (“U.S.”) federal, state and local government contracting, with approximately 85% of our revenue for the nine months ended September 30, 2012 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects.

The budgetary uncertainty and constraints at all levels of government have caused a portion of our clients to curtail their spending on new and existing projects, resulting in a significant drag on our revenue. Specifically, several of our key transportation clients have continued to exercise caution in granting new infrastructure projects or entering into extensions of existing commitments, as well as placing certain funded projects on hold. These key Transportation clients, and in turn our business, rely heavily on the U.S. Federal transportation funding legislation for transportation & infrastructure related work. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law, after a series of short-term extensions of the previous transportation funding legislation, the Safe, Accountable, Flexible, Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”). MAP-21 provides funding for surface transportation programs of approximately $105 billion through September 30, 2014. MAP-21 is the first long-term highway authorization enacted since 2005 and is essentially a longer term extension of SAFETEA-LU. We are cautiously optimistic that MAP-21 will result in our key Transportation clients granting new infrastructure projects and entering into extensions of existing projects; however, to date we have yet to observe any significant change in contracting activity as a result of this legislation.

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

In addition, our Federal segment relies heavily on contracting activity from the U.S. Federal Government, particularly with the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). As the U.S. Federal Government continues to attempt to address the U.S. Federal deficit there are concerns our Federal business may be impacted, particularly with our support of the United States Army Corps of Engineers (“USACE”) operating in Afghanistan given the recent draw downs in the U.S. military efforts there. Additionally, while proposal activity on U.S. Federal projects remains steady, in our view the pace of project award activity has significantly waned in the first nine months of 2012, impacting our results of operations in our Federal segment.

The Budget Control Act of 2011, designed to reduce federal budget deficits by $2.1 trillion over the 2012-2021 period, includes caps on future discretionary appropriations, which may negatively impact portions of our business. If Congress does not act by December 31, 2012, a number of automatic spending cuts will begin in January 2013. Among them are approximately $454 billion in reductions to discretionary Defense spending and an additional $294 billion to discretionary non-defense spending, which may include infrastructure related programs. These potential reductions in spending may negatively impact those portions of our business that rely on federal funding for defense and infrastructure programs and projects and may have a material adverse impact on our results of operations and financial condition.

Furthermore, over the past year, we have observed a decrease in the level of higher margin design services being procured in the markets we serve and expect this trend to continue for the foreseeable future. As a result, we have seen decline in our margins over the course of this year. Due to the aforementioned macroeconomic issues impacting our public sector clients, we are anticipating a modest deterioration in our revenues for the remainder of 2012 and in 2013. In light of these circumstances, we completed an organizational realignment in the third quarter of 2012 that is designed to increase work sharing, enhance cross-selling and improve utilization. We have also adopted a performance improvement plan with the objective of reducing our cost structure by approximately $18.0 to $20.0 million in 2013. Non-recurring expenses to achieve these cost reductions are estimated at $1.0 million, substantially all of which are expected to be incurred in the fourth quarter of 2012.

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

Some of our significant contracts awarded during 2012 include:

•	A $25.8 million, two-year Indefinite Delivery/Indefinite Quality (“IDIQ”) contract to provide geotechnical engineering training to the Federal Highway Administration.

•

A $16.0 million bridge design contract with the Kentucky Transportation Cabinet for two crossings, one over Kentucky Lake located in Marshall County, and one over Lake Barkley located in Trigg County, both in western Kentucky.

•	Two five-year contracts totaling $15.0 million with the Pennsylvania Department of Transportation to provide construction management and other services for Public Transportation in Pennsylvania.

•

A $12.3 million, five-year contract with the Department of General Services in Montgomery County Maryland to provide planning, design and construction services on the Montgomery County Multi-Agency Service Park and Public Safety Training Academy.

•	A $10.7 million, one-year contract with the USACE - Middle East District to provide construction management support to the Afghanistan Engineering District.

•

A $9.2 million, five-year IDIQ contract with the Federal Highway Administration to conduct research, develop tools and protocols and engage in bridge condition assessment and evaluation for its Performance Management of Bridges Project.

•	An $8.9 million contract with the Wisconsin Department of Transportation for the final design of the Daniel Hoan Bridge and the Interstate Highway 794 Lake Freeway in Milwaukee.

•	A $6.9 million architecture contract with the Connecticut Department of Transportation to develop final design plans for the New Haven-Hartford-Springfield Commuter Rail Station.

•	A $5.8 million architecture and engineering contract as a subcontractor to perform petroleum pipeline and tank leak and pressure testing for the Department of Defense.

•

A $5.1 million contract with the South Carolina Department of Transportation to develop final construction plans for a new 5.7 mile section of Interstate 73 between I-95 and U.S. Route 501 in Dillon County, South Carolina.

In September 2012, we were awarded a contract by the U.S. Environmental Protection Agency (“EPA”) to provide technical support for assessments and watershed protection program activities. Baker was one of five awardees of the IDIQ contract. The maximum value of the contract for the entire five-year performance period for all awardees is $107.6 million. We have included $21.6 million in our unfunded backlog at September 30, 2012 for this contract.

In addition, we have been awarded by the General Services Administration an IDIQ contract for the DHS’s United States Visitor and Immigrant Status Information Technology Program to provide program and project management and internal logistics support services. The IDIQ contract includes a one-year base period with four, one-year options and a maximum ordering limitation of $50 million for the entire contract period. To date we have been awarded task orders to provide a range of technical support services totaling $13.6 million.

Acquisitions and Divestitures

On October 3, 2011, we entered into a Stock Purchase Agreement to acquire 100% of the outstanding shares of RBF Consulting (“RBF”), an engineering, planning, surveying and environmental firm based in Irvine, California. As of the date of acquisition, RBF had a total of 17 offices located in California, Nevada and Arizona. RBF provides comprehensive planning, design and construction management and inspection services for its clients, including public and governmental agencies, the development community, private enterprise and non-profit agencies. The acquisition contributes to our long-term strategic plan by enabling us to expand geographically into the western United States and, through RBF’s water resource experience and expertise, provides a platform for us to build a national water and wastewater practice. The results of operations for RBF are included in our Federal and Transportation segments for the three and nine months ended September 30, 2012.

In our 2009 filings, we presented an Energy business segment. Our former Energy segment (“Baker Energy”) provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment (the “Energy sale”). Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd. (“B.E.S.”), an Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying condensed consolidated financial statements. The results for the three and nine months ended September 30, 2012 and 2011 give effect to the dispositions.

Executive Overview

Our earnings per diluted common share for continuing operations were $0.45 for the nine months ended September 30, 2012, compared to $1.38 per diluted common share reported for the corresponding period in 2011. Our total earnings per diluted common share were $0.53 for the nine months ended September 30, 2012, compared to $1.39 per diluted common share reported for the corresponding period in 2011.

Our revenues from continuing operations were $452.2 million for the nine months ended September 30, 2012, an 18% increase from the $382.2 million reported for the same period in 2011. This increase in revenues was primarily driven by the addition of $73.4 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects, partially offset by decreases in work performed for Federal Emergency Management Agency (“FEMA”).

Net income from continuing operations for the nine months ended September 30, 2012 was $4.3 million compared to $12.8 million for the same period in 2011. These results were driven by a decrease in our Federal segment’s operating income, primarily as a result of increased costs related to pursuing international work and a decrease in work performed for FEMA, as well as an increase in amortization expenses and selling, general and administrative expenses driven by the acquisition of RBF. In addition, net income from continuing operations for 2012 was unfavorably impacted by higher tax expense as a percentage of taxable income. These unfavorable results were partially offset by an increase in operating income in our Transportation segment primarily as a result of increases in revenue volume and an increase in equity income from our unconsolidated subsidiaries.

We had net income from discontinued operations related to our former Energy segment of $0.8 million for the nine months ended September 30, 2012, as compared to $0.1 million for the same period in 2011. These results were primarily attributable to adjustments of foreign tax accruals related to our former Energy business, partially offset by changes in our reserves for legacy insurance liabilities.

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

Comparisons of the Three Months Ended September 30, 2012 and 2011

In this three-month discussion, unless specified otherwise, all references to 2012 and 2011 relate to the three-month periods ended September 30, 2012 and 2011, respectively.

Revenues

Our revenues totaled $145.2 million for 2012 compared to $131.1 million for 2011, reflecting an increase of $14.1 million or 11%. This increase in revenues was primarily driven by the addition of $23.1 million in revenues from RBF, which was acquired in the fourth quarter of 2011, partially offset by decreases in work performed for the DoD and the Central Texas Mobility Constructors.

Transportation. Revenues were $78.3 million for 2012 compared to $76.2 million for 2011, reflecting an increase of $2.1 million or 3%. The following table presents Transportation revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$1.8	2%	$2.2	3%
State and local government	68.4	88%	60.4	79%
Domestic private industry	8.1	10%	13.6	18%

Total revenues	$78.3	100%	$76.2	100%

The increase in our Transportation segment’s revenues for 2012 was driven primarily by an increase in work performed for the Wisconsin, Virginia, Indiana and New Jersey Departments of Transportation totaling $6.2 million and an increase in revenue associated with the addition of $5.8 million in revenues from RBF. This was partially offset by decreases in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 (“US 290”) of $4.8 million, decreases in services provided to the Pennsylvania, Louisiana and South Carolina Departments of Transportation totaling $3.2 million and a decrease in work performed for the New Jersey Turnpike Authority of $2.0 million.

Federal. Revenues were $66.9 million for 2012 compared to $54.9 million for 2011, reflecting an increase of $12.0 million or 22%. The following table presents Federal revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$35.4	53%	$41.3	75%
State and local government	17.5	26%	7.0	13%
Domestic private industry	14.0	21%	6.6	12%

Total revenues	$66.9	100%	$54.9	100%

The increase in our Federal segment’s revenues for 2012 was primarily driven by the addition of RBF’s revenues totaling $17.3 million. This increase was partially offset by a period-over-period decrease of $2.8 million related to services provided for the DoD, a decrease of $1.4 million for work performed related to the Alaska gasline development and a decrease of $0.8 million for oil and gas pipeline related work performed for one of our private sector clients.

Gross Profit

Our gross profit totaled $22.8 million for 2012 compared to $27.1 million for 2011, reflecting a decrease of $4.3 million or 16%. Gross profit expressed as a percentage of revenues was 15.7% for 2012 compared to 20.7% for 2011. The decrease in gross profit for 2012 is primarily attributable to lower utilization, the impact of unfavorable project mix and an increase in amortization expenses of $0.8 million related to our recent acquisitions, partially offset by the addition of RBF’s gross profit of $1.7 million, net of acquisition related amortization expense of $1.3 million and the recognition of non-recurring overhead adjustments related to our FEMA contracts of $1.0 million for several prior contract years. In addition, gross profit for 2011 was favorably impacted by a $1.2 million net benefit related to the recovery of corporate indirect taxes. Total gross profit includes $0.5 million of Corporate expense for 2012 compared to $0.4 million of Corporate expense in 2011 that were not allocated to our segments. These unallocated corporate amounts are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 27.8% for 2012 compared to 26.9% for 2011, while subcontractor costs expressed as a percentage of revenues were 21.7% for 2012 compared to 20.5% for 2011. Expressed as a percentage of revenues, direct labor costs remained relatively unchanged in the Transportation segment and increased in the Federal segment, while subcontractor costs increased in both our Federal and Transportation segments period over period.

Transportation. Gross profit was $13.5 million for 2012 compared to $14.0 million for 2011, reflecting a decrease of $0.5 million or 4%. The decrease in gross profit for 2012 is primarily attributable to an increase in design-build pursuit efforts, which traditionally have a lower margin until the primary design-build project is awarded, partially offset by the increase in revenues for 2012. Transportation’s gross profit expressed as a percentage of revenues was 17.2% in 2012 compared to 18.4% in 2011. Gross profit expressed as a percentage of revenues decreased as a result of lower utilization.

Federal. Gross profit was $9.8 million for 2012 compared to $13.5 million for 2011, reflecting a decrease of $3.7 million or 27%. Gross profit decreased period over period as a result of increased overhead costs related to pursuing international work, lower utilization, less favorable project mix and a $1.2 million net benefit related to the recovery of corporate indirect taxes that favorably impacted 2011, which was partially offset by the addition of RBF’s gross profit of $0.3 million, net of acquisition related amortization expense of $1.0 million and the recognition of non-recurring overhead adjustments related to our FEMA contracts of $1.0 million for several prior contract years. Gross profit expressed as a percentage of revenues decreased to 14.7% in 2012 from 24.5% in 2011. Gross profit expressed as a percentage of revenues was unfavorably impacted by the increase in acquisition related amortization expense, lower utilization, less favorable project mix and the aforementioned recovery of corporate indirect taxes in 2011.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $21.4 million for 2012 compared to $17.7 million for 2011, reflecting an increase of $3.7 million or 21%. Our SG&A expenses expressed as a percentage of revenues increased to 14.7% for 2012 from 13.5% for 2011. SG&A expenses for the Transportation segment were $11.9 million for 2012 compared to $11.1 million for 2011, reflecting an increase of $0.8 million or 7%. SG&A expenses for the Transportation segment expressed as a percentage of revenues increased to 15.2% for 2012 from 14.6% for 2011. SG&A expenses for the Federal segment were $9.5 million for 2012 compared to $6.6 million for 2011, reflecting an increase of $2.9 million or 43%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 14.2% for 2012 from 12.0% for 2011. SG&A expenses increased period over period primarily due to additional SG&A expenses of $3.4 million from RBF, which includes $0.2 million of intangible asset amortization.

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

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $0.2 million for 2012 compared to $0.3 million for 2011. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense and gains and losses on the sale of fixed assets.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 56% and 36% for the three months ended September 30, 2012 and 2011, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. Positively impacting our forecasted effective income tax rate for the three months ended September 30, 2011 was approximately $0.8 million of foreign tax credits partially offset by $0.7 million of non-deductible acquisition related costs.

The difference between our three month effective income tax rate of 36% and our tax expenses recorded in our Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2011 related to our ability to utilize additional foreign tax credits totaling $1.0 million.

Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Reflected in our unaudited Condensed Consolidated Balance Sheets are both liabilities and assets primarily related to Baker Energy’s workers’ compensation insurance through September 30, 2009. As part of the sale of Baker Energy, the buyer agreed to assume the liabilities associated with the workers’ compensation insurance, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in our unaudited Condensed Consolidated Balance Sheets as this insurance is written to us, rather than to a Baker Energy entity. As such, we are required to maintain reserves for this insurance in our unaudited Condensed Consolidated Balance Sheets. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, we have also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for the Energy Business, less reimbursements made to us through September 30, 2012. We have also indemnified the buyer for any taxes in excess of the amounts accrued as of September 30, 2009.

Net income from discontinued operations was $0.3 million for 2012 compared to $0.1 million in 2011. The 2012 and 2011 results of discontinued operations are primarily driven by changes in our reserves for legacy insurance liabilities. The income tax benefit attributable to discontinued operations was nominal in both 2012 and 2011.

Comparisons of the Nine Months Ended September 30, 2012 and 2011

In this nine-month discussion, unless specified otherwise, all references to 2012 and 2011 relate to the nine-month periods ended September 30, 2012 and 2011, respectively.

Revenues

Our revenues totaled $452.2 million for 2012 compared to $382.2 million for 2011, reflecting an increase of $70.0 million or 18%. This increase in revenues was primarily driven by the addition of $73.4 million in revenues from RBF, which was acquired in the fourth quarter of 2011, and increases in certain key Transportation segment projects, partially offset by decreases in work performed for FEMA.

Transportation. Revenues were $242.7 million for 2012 compared to $219.4 million for 2011, reflecting an increase of $23.3 million or 11%. The following table presents Transportation revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$5.7	2%	$7.0	3%
State and local government	211.2	87%	173.4	79%
Domestic private industry	25.8	11%	39.0	18%

Total revenues	$242.7	100%	$219.4	100%

The increase in our Transportation segment’s revenues for 2012 was driven primarily by period over period increases in services provided for the Wisconsin, Virginia, Indiana, Kentucky and New Jersey Departments of Transportation totaling $21.8 million, the addition of $16.3 million in revenues from RBF and an increase in work performed for the Maryland Aviation Administration of $3.1 million. The increase in revenues was partially offset by decreases in services provided for the Pennsylvania and Louisiana Departments of Transportation totaling $5.8 million, work performed for the Central Texas Mobility Constructors on US 290 of $5.3 million, work performed for the New Jersey Turnpike Authority of $3.4 million and a decrease in design work performed as a subcontractor for various projects related to the Utah Department of Transportation I-15 Corridor Reconstruction project totaling $2.7 million.

Federal. Revenues were $209.5 million for 2012 compared to $162.8 million for 2011, reflecting an increase of $46.7 million or 29%. The following table presents Federal revenues by client type:

(In millions)	2012		2011
Revenues by client type
Federal government	$110.9	53%	$124.2	76%
State and local government	54.5	26%	20.9	13%
Domestic private industry	44.1	21%	17.7	11%

Total revenues	$209.5	100%	$162.8	100%

The increase in our Federal segment’s revenues for 2012 was primarily driven by the addition of RBF’s revenues totaling $57.1 million. These increases were partially offset by the net decreases in work performed for FEMA of $5.5 million as compared to 2011, a decrease of $2.7 million for work performed related to the Alaska gasline development and a decrease in work performed for the DoD of $1.0 million.

Gross Profit

Our gross profit totaled $72.1 million for 2012 compared to $75.7 million for 2011, reflecting a decrease of $3.6 million or 5%. Gross profit expressed as a percentage of revenues was 15.9% for 2012 compared to 19.8% for 2011. The decrease in gross profit for 2012 is primarily attributable to an increase in amortization expenses of $2.5 million related to our recent acquisitions, lower utilization, the impact of unfavorable project mix and a $1.2 million net benefit related to the recovery of corporate indirect taxes that favorably impacted 2011. These decreases were partially offset by the addition of RBF’s gross profit of $6.6 million, net of acquisition related amortization expense of $3.9 million, the recognition of non-recurring overhead adjustments related to our FEMA contracts of $1.0 million for several prior contract years and a recovery of $1.1 million related to claims due from a professional liability insurer that is in liquidation. Total gross profit includes Corporate expenses of $1.4 million for 2012 compared to Corporate expenses of $0.7 million in 2011 that were not allocated to our segments. These corporate expenses are related to self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.7% for 2012 compared to 27.0% for 2011, while subcontractor costs expressed as a percentage of revenues were 23.3% for 2012 compared to 20.5% for 2011. Expressed as a percentage of revenues, direct labor costs decreased in our Transportation segment and increased in our Federal segment, while subcontractor costs increased in both our Transportation and Federal segments period over period.

Transportation. Gross profit was $41.4 million for 2012 compared to $38.4 million for 2011, reflecting an increase of $3.0 million or 8%. The increase in gross profit for 2012 is primarily attributable to increased revenue volume compared to 2011, a recovery of $0.6 million related to claims due from a professional liability insurer that is in liquidation and a decrease in amortization expense of $0.6 million. The increase in gross profit was partially offset by an increase in design-build pursuit efforts, which traditionally have a lower margin until the primary design-build project is awarded and a one-time award fee of $1.1 million for work related to the US 290 project in Central Texas that favorably impacted 2011. Transportation’s gross profit expressed as a percentage of revenues decreased slightly to 17.0% in 2012 from 17.4% in 2011. Gross profit expressed as a percentage of revenues decreased as a result of the aforementioned impact of the US 290 award fee on 2011 results, offset by the professional liability claims recovery and a decrease in amortization expense.

Federal. Gross profit was $32.1 million for 2012 compared to $38.0 million for 2011, reflecting a decrease of $5.9 million or 15%. Gross profit decreased as a result of increased overhead costs related to pursuing international work, lower utilization, less favorable project mix and a $1.2 million net benefit related to the recovery of corporate indirect taxes that favorably impacted 2011. The decreases were partially offset by the addition of RBF’s gross profit of $4.7 million, net of acquisition related amortization expense of $2.9 million, the recognition of non-recurring overhead adjustments related to our FEMA contracts of $1.0 million for several prior contract years and a recovery of $0.5 million related to claims due from a professional liability insurer that is in liquidation. Gross profit expressed as a percentage of revenues decreased to 15.4% in 2012 from 23.4% in 2011. Gross profit expressed as a percentage of revenues was unfavorably impacted by the aforementioned increase in acquisition related amortization expense, lower utilization and less favorable project mix partially offset by the impact of the aforementioned overhead adjustments and the recovery from a professional liability insurer that is in liquidation. In addition, gross profit as a percentage of revenues in 2011 benefited from the recovery of Corporate indirect taxes of $1.2 million.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $66.1 million for 2012 compared to $57.0 million for 2011, reflecting an increase of $9.1 million or 16%. Our SG&A expenses expressed as a percentage of revenues decreased to 14.6% for 2012 from 14.9% for 2011. SG&A expenses for the Transportation segment were $36.7 million for 2012 compared to $35.1 million for 2011, reflecting an increase of $1.6 million or 5%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 15.1% for 2012 from 16.0% for 2011. SG&A expenses for the Federal segment were $29.4 million for 2012 compared to $21.9 million for 2011, reflecting an increase of $7.5 million or 34%. SG&A expenses for the Federal segment expressed as a percentage of revenues increased to 14.0% for 2012 from 13.5% for 2011. SG&A expenses increased period over period primarily due to additional SG&A expenses of $11.6 million from RBF, which includes $0.5 million of intangible asset amortization, partially offset by the period-over-period decrease in SG&A personnel, excluding the impact of RBF.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $1.9 million for 2012 compared to income of $0.6 million for 2011. “Other income/(expense)” is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense, realized gains and losses on investments and gains and losses on the sale of fixed assets. In 2012, the equity income from our unconsolidated subsidiaries was primarily driven by $1.8 million from our Louisiana TIMED Managers (“LTM”) joint venture. We do not anticipate LTM to maintain this level of income in future periods.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 44% and 37.5% for the nine months ended September 30, 2012 and 2011, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. Positively impacting our full-year forecasted effective income tax rate for the nine months ended September 30, 2011 was approximately $1.0 million of foreign tax credits partially offset by $0.7 million of non-deductible acquisition related costs.

The difference between our September 30, 2012 full-year forecasted effective income tax rate of 44% and our tax expense recorded in our Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2012 relates to statute expirations totaling $0.2 million. The difference between our September 30, 2011 full-year forecasted effective income tax rate of 37.5% and our tax expense recorded in our Condensed Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2011 related to our ability to utilize our remaining foreign tax credits totaling $1.1 million in addition to certain statute expirations totaling $0.2 million.

Income from Discontinued Operations

As a result of the sale of our Energy business, we have presented those results on a discontinued operations basis. Net income from discontinued operations was $0.8 million for 2012 compared to $0.1 million in 2011. As part of the Energy sale, we have indemnified the buyer for certain legacy costs related to our former Energy segment in excess of amounts accrued as of the transaction date. These costs include but are not limited to insurance and taxes. The 2012 results of discontinued operations are primarily attributable to adjustments of foreign tax accruals related to the Energy business due to statute of limitation expirations during the period, partially offset by changes in our reserves for legacy insurance liabilities. The income tax benefit attributable to discontinued operations was $0.1 million in 2012 compared to a nominal expense in 2011.

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

The following table presents our contract backlog:

	As of
	September 30,	December 31,
(In millions)	2012	2011
Funded	$635.3	$684.6
Unfunded	1,010.2	908.6

Total	$1,645.5	$1,593.2

As of September 30, 2012, our funded backlog consisted of $408.4 million for our Transportation segment and $226.9 million for the Federal segment. Of our total funded backlog as of September 30, 2012, approximately $307 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

Liquidity and Capital Resources

We have three principal sources of liquidity to fund our operations: our existing cash and cash equivalents, cash generated by operations and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $125.0 million through September 30, 2015. Subsequent to September 30, 2012, we reduced our revolving credit facility capacity to $50.0 million.

The following table reflects our available funding capacity as of September 30, 2012:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$67.1
Credit agreement:
Revolving credit facilty	125.0
Outstanding borrowings	—
Issued letters of credit	(5.9)

Net credit agreement capacity available		119.1

Total available funding capacity		$186.2

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of September 30, 2012 and December 31, 2011, $18.9 million and $23.7 million, respectively, of our accounts payable balance was comprised of invoices with “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2012, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	As of
	September 30,	December 31,
(In millions, except ratios)	2012	2011
Current assets	$260.1	$246.3
Current liabilities	(127.2)	(132.5)

Working capital	$132.9	$113.8
Current Ratio*	2.04	1.86

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Provided by Operating Activities

Cash provided by operating activities was $21.7 million and $15.5 million for the nine months ended September 30, 2012 and 2011, respectively. Non-cash charges for depreciation and amortization increased by $3.7 million to $13.1 million in 2012 from $9.4 million in 2011 due primarily to the amortization of intangible assets acquired as part of the acquisition of RBF in the fourth quarter of 2011.

Our cash provided by operating activities for 2012 increased compared to 2011, primarily as a result of a decrease in unbilled revenues and an increase in billings in excess of revenues. Our total DSO in receivables and unbilled revenues, net of billings in excess of revenues, was 91 days as of September 30, 2012 compared to 90 days as of December 31, 2011.

Cash Provided by/Used in Investing Activities

Cash provided by investing activities was $9.3 million for the nine months ended September 30, 2012, primarily as a result of cash inflows of $12.3 million related to the net sales of available-for-sale securities, offset by cash outflows of $2.0 million related to capital expenditures and the payment of the remaining balance of the Net Working Capital adjustment of $1.0 million related to the RBF acquisition.

Cash used in investing activities was $10.7 million for the nine months ended September 30, 2011, primarily as a result of cash outflows of $4.7 million related to the net purchases of available-for-sale securities and $2.9 million for capital expenditures, as well as $3.1 million of net cash used to acquire JMA Architects, Inc. (“JMA”).

The majority of our 2012 capital additions pertain to computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Used in Financing Activities

Our cash used in financing activities is primarily related to treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan and non-controlling interest distributions to our partners in the BakerAECOM, LLC, partially offset by proceeds from Employee Stock Purchase Plan purchases and stock option exercises.

Credit Agreement

On September 30, 2010, we entered into a revolving credit facility with a consortium of financial institutions that provides for an aggregate commitment of $125.0 million with a $50 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of September 30, 2012 and December 31, 2011, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $5.9 million and $8.4 million, respectively. Subsequent to September 30, 2012, we reduced our revolving credit facility capacity to $50.0 million.

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

The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could negatively impact our business. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity

As of September 30, 2012, we had $67.1 million of cash and cash equivalents. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents will not fail, we currently believe that we will be able to readily access our funds when needed.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures and to pay for acquisitions. With the completion of our acquisitions of The LPA Group Incorporated, (“LPA”) in 2010 and RBF in 2011, we successfully expanded our geographic footprint in the United Sates and intend to focus our efforts on capitalizing on the potential cost and revenue synergies that we believe they present. While we may consider potentially accretive add-on acquisitions, we expect to focus primarily on the integration of LPA and RBF and improving our overall results of operations, rather than significant additional transactions.

We believe that we have substantial capital resources, with $67.1 million of cash and cash equivalents and no borrowings at September 30, 2012. On November 8, 2012, we announced a cash dividend of $0.14 per common share payable on December 19, 2012 to shareholders of record on November 28, 2012. While we intend to pay regular cash dividends on a quarterly basis for the foreseeable future, the payment of dividends is at the discretion of the Board of Directors and is subject to, among other things, the availability of and needs for our capital resources, restrictions under our Credit Agreement and other factors. In addition, on November 8, 2012, we announced that the Board of Directors had authorized an up to $10.0 million stock repurchase program. Purchases are expected to be made from time to time in open-market or privately negotiated transactions as circumstances warrant.

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

In June 2011, the FASB issued changes to ASC Topic 220, Presentation of Comprehensive Income, to require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The change eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income and when an item of other comprehensive income must be reclassified to net income were not changed. The amended guidance must be applied retroactively and is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We adopted this standard on January 1, 2012, and it had no impact on our unaudited condensed consolidated financial statements, as we already presented one of the options that is acceptable under ASC Topic 220.

In May 2011, the FASB issued changes to ASC Topic 820, Fair Value Measurement, to conform existing guidance regarding fair value measurement and disclosure between Generally Accepted Accounting Principles and International Financial Reporting Standards. These changes clarify the application of existing fair value measurements and disclosures, and change certain principles or requirements for fair value measurements and disclosures. The adoption of changes to ASC Topic 820 is effective for interim and annual periods beginning after December 15, 2011. We adopted this standard on January 1, 2012 and it did not have a material impact on our unaudited condensed consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the fourth quarter of 2011, the Company completed the acquisition of RBF. We are in the process of integrating RBF. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to RBF as the integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009, and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Our Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: November 8, 2012
Michael J. Zugay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)