Form 10-K
period 2012-12-31
MICHAEL BAKER CORP
filed 2013-03-05
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission file number 1-6627

MICHAEL BAKER CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-0927646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Airside Business Park, 100 Airside Drive, Moon Township, PA	15108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 269-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $1 per share	NYSE MKT

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

Yes             No     ✓

The aggregate market value of Common Stock held by non-affiliates as of July 1, 2012 (the last business day of the Company’s most recently completed second fiscal quarter) was $220.1 million. This amount is based on the closing price of the Company’s Common Stock on the New York Stock Exchange MKT for that date. Shares of Common Stock held by executive officers and directors of the Company and by the Company’s 401(k) plan are not included in the computation.

As of February 28, 2013, the Company had 9,656,293 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of Form 10-K into which Document is incorporated
Financial Section of Annual Report to Shareholders for the year ended December 31, 2012	I, II

MICHAEL BAKER CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Note with respect to Forward-Looking Statements:

This Annual Report on Form 10-K, and in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13.1 hereto, which is incorporated by reference into Item 7 of Part II, contains forward-looking statements concerning our future operations and performance. Forward-looking statements are subject to market, operating and economic risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. Factors that may cause such differences include, among others: the events described in the “Risk Factors” section of this Form 10-K; increased competition; increased costs; changes in general market conditions; changes in industry trends; changes in the regulatory environment; changes in our relationship and/or contracts with the Federal Emergency Management Agency (“FEMA”) and/or other U.S. Federal Government Departments and Agencies; changes in anticipated levels of government spending on infrastructure, including the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and the Federal Aviation Administration (“FAA”) Modernization and Reform Act of 2012; changes in loan relationships or sources of financing; changes in management; changes in information systems; and the restatement of financial results. Such forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

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

Acquisitions and Divestitures

Over the past several years, we have made a strategic determination to focus on growing our core Engineering Operations. As a result of this focus, we have completed the following material acquisitions and divestitures to align with this core strategy:

RBF Acquisition.    On October 3, 2011, we entered into a Stock Purchase Agreement to acquire 100% of the outstanding shares of RBF Consulting (“RBF”), an engineering, planning, surveying and environmental firm based in Irvine, California. RBF provides comprehensive planning, design and construction management and inspection services for its clients including public and governmental agencies, the development community, private enterprise and non-profit agencies. The results of operations for RBF are reflected in our Federal and Transportation segments for the year ended December 31, 2012 and for the period from October 1, 2011 through December 31, 2011.

LPA Acquisition.    On May 3, 2010, we acquired 100% of the outstanding shares of The LPA Group, Incorporated and substantially all of its subsidiaries and affiliates (“LPA”). LPA is an engineering, architectural and planning firm specializing primarily in the planning and design of airports, highways, bridges and other transportation infrastructure, headquartered in Columbia, South Carolina. LPA’s results are reflected in our Transportation segment for the years ended December 31, 2012 and 2011 and for the period from May 3, 2010 through December 31, 2010.

Energy Disposition.    Our former Energy segment (“Baker Energy”) provided a full range of services for operating third-party oil and gas production facilities worldwide. On September 30, 2009, we divested substantially all of our subsidiaries that pertained to our former Energy segment. Additionally, we sold our interest in B.E.S. Energy Resources Company, Ltd., a Baker Energy company, on December 18, 2009 to J.S. Technical Services Co., LTD., which is owned by our former minority partner in B.E.S. As such, the Energy business has been reclassified into “discontinued operations” in our accompanying consolidated financial statements. The results for the years ended December 31, 2012, 2011 and 2010 give effect to the dispositions.

With the completion of our recent acquisitions, we have successfully expanded our geographic footprint in the U.S. and intend to focus our efforts on capitalizing on the potential cost and revenue synergies we believe they present. While we may consider additional acquisitions, we expect to focus primarily on the further integration of LPA and RBF and improving our overall results of operations, rather than significant additional transactions in the near term.

Business Segments

Our business segments have been determined based on the way in which executive management makes resource decisions and assesses our performance. Our two reportable business segments are Transportation and Federal. Information regarding these business segments is contained in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the “Business Segments” note to our consolidated financial statements, which are included within Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

The Transportation segment provides services for Surface Transportation, Aviation and Rail & Transit markets, and the Federal segment provides services for Defense, Environmental, Architecture, Geospatial Information Technology, Homeland Security, Municipal & Civil, Oil & Gas, Telecom & Utilities, Water and Urban Development markets. Among the services the Company provides to clients in these markets are project and program management, design-build (for which we only provide the design portion of services), construction management and inspection, consulting, planning, surveying, mapping, geographic information systems, architectural, interior design, site planning and design, constructability reviews, site assessment and restoration, strategic regulatory analysis and compliance.

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

Our transportation services are heavily dependent upon the U.S. Federal Government’s Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and the Federal Aviation Administration (“FAA”) Modernization and Reform Act of 2012, as well as the levels of spending on infrastructure in the various states in which we compete. Additionally, we are reliant on federal government spending in the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”), including FEMA, US-VISIT and the U.S. Coast Guard. We partner with construction contractors to pursue selected design-build contracts which continue to be a growing project delivery method within the transportation and civil infrastructure markets.

According to the annual listings published in “The 2012 Top 500 Design Firms Sourcebook” by Engineering News-Record magazine and Building Design & Construction’s report “2012 Giants: Top 300 AEC Firms” based on total engineering revenues for 2011, we ranked as follows:

•	Top 500 Design Firms — 26th

•	Transportation — 12th

•	Bridges — 5th

•	Highways — 16th

•	Airports — 14th

•	Water Supply — 13th

•	Multi-Unit Residential Buildings — 8th

•	Pipelines — 15th

•	Top 100 Green Design Firms — 11th

•	Top 25 Government Design Firms — 11th

•	Green Design Multi-Unit Residential Buildings — 2nd

•	Top 100 “Pure Designers” — 10th

•	Top Construction Management-for-fee Firms — 24th

•	Top Environmental Firms — 61st

•	Top 150 Global Design Firms — 68th

•	Engineers/Architects — 16th

Primary Markets/Services

Many of the ancillary services we offer are provided to the entire spectrum of markets we serve. These services include, but are not limited to, geographic information systems, geotechnical engineering and design, services related to the National Environmental Policy Act, project and program management, construction management and inspection services, and general architectural and engineering consulting services. The listing below describes, in more detail, services provided to the specific markets served by our Transportation segment and Federal segment.

Transportation

Aviation:

•	Airfield Lighting, Signing & Navigation Aide Systems

•	Airport Facilities Planning & Design

•	De-icing Facilities

•	Environmental Planning & Design
•	Master Planning & Airport Layout Plans

•	Roadway & Parking Facility Design

•	Runway, Taxiway & Apron Design

Rail & Transit (Public Transit, High Speed Rail, Passenger Rail, Freight Rail):

•	Architecture & Facilities Infrastructure Design

•	Environmental

•	Engineering Design

•	Fleet & Vehicles
•	Planning

•	Pre-Project Consulting

•	Rail Systems Engineering

•	Value Engineering

Surface Transportation:

•	Bike & Pedestrian

•	Bridge Design

•	Bridge Inspection & Training

•	Cost Estimation

•	Ecosystem Restoration

•	Highway Design
•	Intelligent Transportation Systems

•	Planning

•	Public Involvement & Social Media

•	Software Development

•	Toll Roads Traffic Planning, Design & Analysis

Federal

Architecture:

•	Building Information Modeling (“BIM”)

•	Computer Aided Facility Management

•	Condition Assessments

•	Electrical & Mechanical Engineering

•	Feasibility Studies

•	Fire Protection Engineering

•	Interior Design & Space Planning

•	Land Development
•	Landscape Architecture

•	Maintenance Management Systems

•	Master Planning

•	Site, Structural & Civil Engineering

•	Sustainable Design (LEED® Certified Design)

•	Urban Planning & Design

Defense:

•	Conservation Conveyance

•	Facilities Planning, Design & Support
•	Installation/Site Restoration

•	Military Construction Program Support

Environmental:

•	Cultural Resources

•	Environmental Engineering, Permitting, Investigation & Restoration

•	Environmental Program Management

•	Environmental Risk Assessment
•	Health, Safety & Environmental

•	Multi-Media Compliance

•	Natural Resources

•	Petroleum Storage Tank Management

Geospatial Information Technology:

•	Application Design & Development

•	Asset Management

•	Consulting

•	Data Access & Visualization

•	Database Development

•	Global Positioning System Services

•	Mobile LiDAR (“Light Detection And Ranging”) Data Acquisition
•	Surveying, Mapping, Data Acquisition & Processing

•	Statewide Broadband Mapping

•	Staffing Support

•	Systems Integration

Homeland Security:

•	Damage Forecasting & Loss Estimation

•	Debris Management

•	Emergency Operations/Response Planning

•	Evacuation & Sheltering Plans

•	Hazard Mitigation Planning

•	Homeland Security Asset Management

•	Infrastructure Damage Assessments

•	Infrastructure Protection Planning & Design
•	Interagency Coordination & Public Outreach

•	Logistics

•	Resource Inventories

•	Risk-Based Strategic Planning

•	Security, Threat, Vulnerability & Risk Assessments

•	Training & Exercises

Municipal & Civil:

•	Environmental Engineering Compliance

•	Hydrologic & Hydraulic Models & Studies

•	Municipal Infrastructure Engineering

•	Site Development Plans & Permitting
•	Surface & Deep Mining Permitting & Reclamation

•	Water/Wastewater Conveyance & Treatment

Oil & Gas:

•	Cold Region Engineering

•	Energy Development Services (Solar, Wind, Photovoltaic, Geothermal & Hydropower)

•	Environmental Field Services and Permitting

•	Feasibility and Front End Engineering Design (“FEED”) Studies

•	Failure Investigation & Analysis
•	GIS Development

•	Gas Well Site Development and Permitting

•	Operations and Maintenance Support

•	Pipeline and Facility Design

•	Program & Project Management

•	Surveying and Mapping

Telecom & Utilities:

•	Environmental Permitting

•	Feasibility Studies

•	Geospatial Information Technology Services

•	Geotechnical Engineering

•	Project & Program Management

•	Public Safety and Emergency Services
•	Right of Way Services

•	Radio Frequency Studies

•	Routine Alignment Design

•	Site Design Structural Analysis

•	Staff Augmentation

•	Surveying and Mapping

Water:

•	Desalination

•	Flood Control

•	Flood Insurance Rate Maps & Studies

•	Floodplain Delineation & Studies

•	Floodplain Management & River Engineering

•	Hydrologic and Hydraulic Modeling

•	Source Water Supply & Protection
•	Surface Water Design

•	Stormwater Management

•	Stream Stabilization/Restoration

•	Surface Water Quality & TMDL Services

•	Water Resources Planning & Asset Management

•	Watershed Management

•	Wetlands

Urban Development:

•	Construction Management

•	Design Engineering & Cost Estimates

•	Due Diligence Investigation

•	Environmental Compliance

•	Initial Feasibility Analysis

•	Land Use Concepts and Physical Site Planning
•	Master Planning-Infrastructure and Utilities

•	Permit Processing

•	Surveying and Mapping

•	Stormwater/Water Quality Compliance

•	Visualization and 3D Modeling

Strategy

Our strategy is based on four concepts — growth, profitability, innovation and sustainability.

Growth — Organically, we will seek to grow by securing larger and more complex projects and programs that correspond well with our existing knowledge and capabilities, primarily in the United States. For example, we have begun to expand beyond the Departments of Defense and Homeland Security and are now providing services to other federal departments and agencies such as the Departments of Energy and Interior. Furthermore, we will seek to provide additional and related services to existing clients; for example, offering construction management services to a State Department of Transportation for which we are currently providing only design services. With the completion of our recent acquisitions, we have successfully expanded our geographic footprint in the U.S. and intend to focus our efforts on capitalizing on the potential cost and revenue synergies we believe they present. While we may consider additional acquisitions, we expect to focus primarily on the further integration of LPA and RBF and improving our overall results of operations, rather than significant additional transactions in the near term.

Profitability — We seek to consistently improve the profitability of our businesses through long-term, performance-based contracting arrangements with our clients. We will also be pursuing projects that utilize alternative delivery methods, such as design-build, which traditionally carry a higher margin as well as performance incentives. In addition, during the fourth quarter of 2012, we undertook a performance improvement plan to significantly reduce our cost structure in 2013 and beyond in response to macroeconomic issues impacting our business.

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

Our Board of Directors continually reevaluates the strategic alternatives for the Company to assess the current strategy and to evaluate whether there are other alternative strategies to pursue in order to drive value to all of the Company’s stakeholders.

Domestic and Foreign Operations

For the year ended December 31, 2012, our percentage of total contract revenues derived from work performed for U.S.-based clients within the U.S. totaled 98% and for both of the years ended December 31, 2011 and 2010 totaled 95%.

Contract Backlog

Information relating to the contract backlog is set forth in the “Contract Backlog” section of Exhibit 13.1 to this Form 10-K. Such information is incorporated herein by reference.

Significant Customers

Contracts with various branches, departments and agencies of the U.S. federal government accounted for 26%, 31% and 37% of our total contract revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our contracts with FEMA accounted for approximately 7%, 9% and 11% of our revenues in 2012, 2011 and 2010, respectively.

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

Personnel

As of December 31, 2012, we had 3,109 total employees, of which our operations had 3,054 employees and our corporate staff included 55 employees. Of our total employees, 2,646 were full-time and 463 were part-time. We believe that our relations with employees are good.

Executive Officers

Our executive officers and certain significant employees as of March 4, 2013:

Michael J. Zugay — Age 61; Joined Michael Baker Corporation in February 2009 and has served as Executive Vice President and Chief Financial Officer since April 2009, Chief Administrative Officer since August 2011 and a member of the Office of the Chief Executive since December 2012. Prior to joining Michael Baker Corporation, Mr. Zugay was Senior Vice President, Chief Financial Officer and Corporate Secretary of iGate Corporation from April 2001 to March 2008 and held various other positions at iGate from March 1995 to April 2001. Prior to that he served as President and CEO of Bliss-Salem, Inc.

H. James McKnight — Age 68; Executive Vice President, Chief Legal Officer and Corporate Secretary since June 2000 and a member of the Office of the Chief Executive since December 2012. Mr. McKnight has been employed by Michael Baker Corporation since 1995, serving as Senior Vice President, General Counsel and Secretary from 1998 to 2000 and as Vice President, General Counsel and Secretary from 1995 to 1998.

Jeremy N. Gill — Age 34; Vice President and Chief Information Officer since October 2007. Mr. Gill joined Michael Baker Jr., Inc in 2000 as a Technical Consultant. Mr. Gill served in a number of capacities of increasing responsibility for Michael Baker Jr., Inc., a subsidiary of Michael Baker Corporation and Michael Baker Corporation from 2000 to 2007.

David G. Greenwood — Age 61; Executive Vice President – Marketing of Michael Baker Jr., Inc., a subsidiary of Michael Baker Corporation, since April 2005. Mr. Greenwood previously served in various operational and marketing capacities since 1973, including Vice President and Senior Vice President of Michael Baker Jr., Inc. from 1994 to April 2005.

David G. Higie — Age 56; Vice President of Corporate Communications and Investor Relations for Michael Baker Corporation since 2006. Mr. Higie joined Michael Baker Corporation in 1996 as Director of Corporate Communications.

Jeffery S. Hill — Age 50; Senior Vice President since 2006 and a member of the Operations Committee since December 2012. Mr. Hill has held various positions since joining Michael Baker Jr., Inc. in 1989, including Practice Leader for the Company’s Civil and Environmental business.

S. Robert Kallenbaugh — Age 60; Senior Vice President since joining the Company in October 2011 and a member of the Operations Committee since December 2012. Prior to joining the Company, Mr. Kallenbaugh was the Co-Chief Executive Officer of RBF Consulting since 2008.

James M. Kempton — Age 38; Vice President, Corporate Controller and Treasurer of Michael Baker Corporation since April 2009, Vice President and Corporate Controller from December 2008 to April 2009 and Assistant Corporate Controller from January 2007 through November 2008. Mr. Kempton was previously employed with Ernst and Young from 1997 to 2007 in various positions, including Senior Manager in the Assurance and Advisory Business Services practice.

Samuel C. Knoch — Age 57; Vice President and Chief Risk Officer since March 2009. Prior to joining Michael Baker Corporation, Mr. Knoch was Chief Financial Officer from August 1996 to October 2008 and Treasurer from April 1997 to October 2008 at Tollgrade Communications, Inc. Prior to that appointment, he served as Corporate Controller and Director of Internal Audit at Amsco International, Inc. from July 1993 to August 1996.

James M. Twomey — Age 54; Senior Vice President since 2006 and a member of the Operations Committee since December 2012. Mr. Twomey has held various positions since joining Michael Baker Jr., Inc. in 1989, including National Market Leader for the Company’s Transportation business.

Michael J. Ziemianski — Age 55; Vice President and Chief Resource Officer since June 2008. Mr. Ziemianski joined Michael Baker Corporation in 2006 as Manager of Corporate Recruiting. Prior to joining Michael Baker Corporation, Mr. Ziemianski was Director of Human Resources at Rapidigm Inc. from 2001 to 2006.

Our executive officers and significant employees serve at the discretion of the Board of Directors and are elected by the Board or appointed annually for a term of office extending through the election or appointment of their successors.

Available Information

Our Internet website address is www.mbakercorp.com. We post our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to our website as soon as reasonably practical after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). We make these reports available on our website free of charge. These reports and any amendments to them are also available at the SEC’s website, www.sec.gov. We also post press releases, earnings releases, the Code of Ethics for Senior Officers, the Code of Business Conduct, the Statement of Policy with Respect to Related Party Transactions and the Charters related to the Governance and Nominating Committee, Audit Committee, the Safety, Health and Environmental Committee and Compensation Committee to our website. The information contained on our website is not incorporated by reference into this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

Item 1A.  Risk Factors.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. The risks described below highlight some of the more significant factors that have affected us and could affect us in the future. We may also be affected by unknown risks or risks that we currently think are immaterial. If any such events actually occur, our business, financial condition, and results of operations could be materially adversely affected. You should carefully consider the following factors and other information contained in this Annual Report on Form 10-K before deciding to invest in our Common Stock.

Our business strategy is to grow the business organically. This strategy of growth may subject us to certain risks and uncertainties.

As part of our organic growth strategy, we may enter new markets or service lines where we currently do not have a presence. Risks associated with achieving our organic growth objectives include higher than anticipated levels of competition, incorrect assumptions about the timing of market development and size, and the relative experience levels of key company personnel involved in the development of new markets on our behalf. In addition, we may invest resources currently into organic growth initiatives that may take a significant amount of time to come to fruition, or may never materialize at all. This could adversely impact our margins and cash flow.

Our goodwill or other intangible assets could become impaired and result in a material reduction in our profits.

We have made acquisitions which have resulted in the recording of goodwill and intangible assets in our financial statements. Our goodwill balance is evaluated for potential impairment during the second quarter of each year and as considered necessary based upon the identification of certain triggering events. The evaluation of impairment involves comparing the current fair value of the reporting unit to the carrying amount, including goodwill. To determine the fair value of the reporting unit, we utilize both the “Income Approach,” which is based on estimates of future net cash flows and the “Market Approach,” which observes transactional evidence and operational results involving similar businesses. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are i) significant adverse changes in its market value, useful life, physical condition, or in the business climate that could affect its value; ii) a current-period operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and iii) a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life. If goodwill or other intangible assets become impaired, a material write-off in the required amount could lead to a reduction or elimination of our profits.

Our revenues are primarily derived from the public sector. Changes and fluctuations in the public sector’s spending priorities, or the loss of business from one of these key customers, could materially affect our future revenue and growth prospects.

Our primary customers, which comprise a substantial portion of our revenue and backlog, include agencies of the U.S. federal government, state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any loss of one or more of these key customers, including FEMA, as well as any significant changes or fluctuations in the government’s spending priorities as a result of policy changes, legislative actions, or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, insourcing work to federal employees, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures.

The Budget Control Act of 2011 (the “Budget Control Act”) will result in an immediate and significant reduction in federal governmental spending for certain services we provide.

On August 2, 2011, the Budget Control Act was signed into law. It imposed $1.0 trillion of future federal spending cuts over the next ten years. In addition, to avoid automatic cuts referred to as sequestrations, it required that over a similar ten year period the federal government must through either revenue increases or spending cuts achieve an additional $1.1 trillion of savings, for a total ten year deficit reduction of $2.1 trillion. The deadline to design such a program was January 1, 2013, at which time, Congress passed and the President signed the Tax Payer Relief Act which included modest reductions in the federal deficit but more significantly delayed the imposition of sequestrations until March 1, 2013 to give the federal government more time to negotiate a solution to the nation’s debt and federal deficit challenges.

Our federal government has been unable to negotiate a federal deficit reduction solution by March 1, thus triggering the imposition of mandatory budget sequestrations. By law these mandatory reductions in spending are to be split evenly between the federal government’s defense and non-defense programs, both of which are markets that we are heavily dependent upon for a significant portion of our business. Further required automatic spending cuts, which total $85.0 billion for 2013, may delay or cancel federally funded projects, force the closure of government facilities or entirely suspend certain government programs with reductions of federal personnel, any or all of which will likely have a material adverse effect on our results of operations and financial condition.

Our inability to continue to win or renew government contracts could result in material reductions in our revenues and profits.

We have increased our contract activity with the U.S. federal, state and local governments in recent years. We compete for and win a number of these contracts based on application of a quality based standard. Our ability to earn revenues and maintain margins from our existing and future government projects will depend upon the continuation of quality based selection standards as well as the availability of funding by our served and targeted government agencies. We cannot control whether those clients will fund or continue funding our outstanding projects.

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

Our ability to recruit, train and retain professional personnel of the highest quality has helped to build our reputation and establish a competitive advantage. Our future inability to attract and retain talent could adversely affect our competitiveness.

Our contractual obligations in the markets we serve are performed by a staff of well-qualified engineers, technical professionals and management personnel. Our future growth potential requires the effective recruiting, training, and retention of these employees. Our inability to retain and recruit well-qualified personnel could adversely affect our business performance and limit our ability to perform new contracts.

The lack of a permanent CEO may negatively affect the Company’s business.

Our former CEO resigned in December 2012. Our Board of Directors has engaged Korn/Ferry International, an executive search firm, to conduct a national search for a new CEO to lead the Company. The Board has created an Office of the Chief Executive consisting of Michael Zugay, our Chief Financial Officer, and H. James McKnight, our Chief Legal Officer, to lead the Company on an interim basis. If we are unable to attract and retain a qualified candidate to become our CEO in a timely manner, our ability to meet our operating goals and strategic plan may be adversely impacted. It may also make it more difficult to retain other key employees.

Our business could be negatively impacted by a proxy contest with a shareholder who has nominated an opposing slate of independent directors or other events.

Crescendo Partners III, L.P. (along with its affiliates and related parties, “Crescendo”) has nominated 3 individuals for election to our Board of Directors at our 2012 annual meeting of shareholders. If a proxy contest ensues with Crescendo, or we otherwise become involved in a proxy contest, our business could be adversely affected because such actions may be disruptive and costly, could lead to lost business opportunities and disrupt our business, as well as make it more difficult for us to retain and attract qualified personnel that we need to grow the business and create shareholder value.

In addition, in December 2012, a substantial shareholder proposed to acquire us for $24.25 per share in cash. This event could have similar effects on us.

Our international business operations are subject to unique risks and challenges that create increased uncertainty in these markets.

Our international operations are subject to unique risks. These risks can include: potentially dynamic social, political and economic environments; civil disturbances, unrest, or violence including terrorism associated with operating in a war zone; volatile labor conditions due to strikes and general difficulties in staffing international operations with highly qualified personnel; and logistical and communication challenges. Unexpected changes in regulatory requirements in foreign countries as well as inconsistent regulations, diverse licensing, and legal and tax requirements that differ from one country to another could also adversely affect our international projects and operating results.

Our involvement in partnerships, joint ventures and use of subcontractors exposes us to additional legal and market reputation damages.

Our methods of service delivery include the use of partnerships, teaming agreements, subcontractors, joint ventures and other ventures. If our partners or subcontractors fail to satisfactorily perform their obligations as a result of financial or other difficulties, we may be unable to adequately perform or deliver our contracted services. Under these circumstances, we may be required to make additional investments and provide out of scope services to ensure the adequate performance and delivery of the contracted services. Additionally, we may be exposed to claims for damages that are a result of a partner’s or subcontractor’s performance. We could also suffer contract termination and damage to our reputation as a result of a partner’s or subcontractor’s performance.

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

The U.S. Foreign Corrupt Practices Act and similar other worldwide anti-corruption laws, such as the U.K. Bribery Act, prohibit improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we have established an internal control structure, corporate policies, compliance and training processes to reduce the risk of violation, we cannot ensure that these procedures will protect us from violations of such policies by our employees or agents. Failure to comply with applicable laws or regulations could subject us to fines and penalties and suspension or debarment from contracting. Events of non-compliance could harm our reputation, reduce our revenues and profits and subject us to criminal and civil enforcement actions. Violations of such laws or allegations of violation could disrupt our business and result in material adverse results to our operating results or future profitability.

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

We cannot assure that our funded or unfunded backlog will be realized as revenues or that, if realized, it will result in profits. Projects may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, revenues may occur unevenly over current and future periods. Our ability to earn revenues from our backlog depends largely on the availability of funding for various U.S. federal, state, local and foreign government agencies, which are our primary customers. In addition, most of our private domestic industrial clients have termination for convenience provisions in their contracts. Therefore, project terminations, suspensions or reductions in scope may occur from time to time with respect to contracts reflected in our backlog. Project cancellations, delays and scope adjustments could further reduce the dollar amount of our backlog and the revenues and profits that we actually earn.

We are subject to routine U.S. federal, state and local government audits related to our government contracts. If audit findings are unfavorable, we could experience a reduction in our profitability.

Our government contracts are subject to audit. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to federal government regulations. We are subject to audits for several years after payment for services has been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts. A future audit with material adjustments could have an adverse effect on our revenue, profits and cash flow.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury and wrongful death claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. In the event that these professional judgments and recommendations are included in the final work product delivered to our clients, we have no ability to control the manner in which our clients use such information. As a result, we may be deemed to be responsible if this information is relied upon by others without appropriate disclaimers and the information is later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. However, our insurance policies contain exclusions that insurance providers may use to deny us certain insurance coverage. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenues.

We are self-insured or carry deductibles for a significant portion of our estimated claims exposure. If actual losses exceed our estimate it may materially and adversely affect our operating income and profitability.

We are self-insured or carry deductibles for most of our insurance coverages, including certain insurance programs related to discontinued businesses. Because of these deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. As a result, our insurance and claims expense could increase in the future. Under certain conditions, we may elect or be required to increase our self-insured or deductible amounts, which could increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected.

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

Certain of our clients require that we satisfy various safety criteria in order to bid and compete for contract awards. Although we have dedicated resources assigned to maintaining and implementing effective health, safety and environmental work procedures, failure to maintain adequate safety standards could result in reduced profitability and could have a material adverse impact on our business.

Many of our contracts require us to maintain minimum insurance coverage levels. The unavailability or cancellation of these third-party insurance coverage’s could increase our overall risk exposure as well as disrupt the management of our business operations.

If any of the third-party insurers fail, suddenly cancel coverage or otherwise are unable to provide adequate insurance coverage, then our overall risk exposure could increase and the management of our business operations could be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

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

Our inability to achieve our Credit Agreement’s financial covenants, after a cure period, or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

Our unsecured Credit Agreement (“Credit Agreement”) is with a consortium of financial institutions and provides for a commitment of $50.0 million through September 30, 2015. The commitment includes the sum of the principal amount of revolving credit loans outstanding and the aggregate face value of outstanding standby letters of credit. The Credit Agreement requires us to meet minimum equity, leverage, interest and rent coverage, and current ratio covenants. If any of these financial covenants or certain other conditions of borrowing is not achieved, under certain circumstances, after a cure period, the banks may demand the repayment of all borrowings outstanding and/or require deposits to cover the outstanding letters of credit. In addition, in future periods we may leverage our Credit Agreement for working capital needs or to facilitate our growth strategy, which may impact our liquidity. Our inability to achieve the Credit Agreement’s financial covenants, after a cure period, or the inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could impact our liquidity for working capital needs or our growth strategy.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters office is located in Moon Township, Pennsylvania. This building, which we lease, has approximately 117,000 square feet of office space and is used by our corporate and operations staff. We primarily occupy leased office space in stand-alone or multi-tenant buildings at costs based on prevailing market prices at lease inception. In addition to our Moon Township offices, we also have leased office space totaling approximately 981,000 square feet in the U.S., which includes major offices in Irvine, CA, Alexandria, VA and Columbia, SC.

We also own a 75,000 square foot office building located in Beaver, Pennsylvania, which is situated on approximately 177 acres. We believe that our current facilities will be adequate for the operation of our business during the next year, and that suitable additional office space is readily available to accommodate any needs that may arise.

Item 3.  Legal Proceedings.

We have been named as a defendant or co-defendant in legal proceedings wherein damages are claimed. Such proceedings are not uncommon to our business. We believe that we have recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on our consolidated financial position or interim and annual results of operations or cash flows. We currently have no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

              Securities.

Market Information

The principal market on which the Company’s Common Stock is traded is the NYSE MKT under the ticker symbol “BKR.” High and low closing prices of the Company’s Common Stock for each quarter for the years ended December 31, 2012 and 2011 were as follows:

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
High	$24.93	$26.23	$25.89	$26.78	$21.50	$23.04	$29.40	$32.13
Low	17.91	22.83	21.36	19.99	17.65	17.30	20.73	27.54

Holders

As of February 28, 2013, we had 1,060 holders of record of our Common Stock.

Dividends

During the fourth quarter of 2012, our Board of Directors approved the initiation of a regular quarterly dividend program. Our Board declared and paid its first quarterly cash dividend of $0.14 per share in the fourth quarter of 2012. In the first quarter of 2013, the Board of Directors authorized an increase of the quarterly dividends to $0.16 per share. Our Credit Agreement with our banks places an aggregate limit of $20.0 million on dividend payments for the term of the agreement. While the Company intends to pay regular cash dividends on a quarterly basis for the foreseeable future, the payment of dividends is at the discretion of the Board of Directors and is subject to, among other things, the availability of and needs for the Company’s capital resources, restrictions under the Company’s Credit Agreement and other factors.

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2012.

Purchases of Equity Securities

Neither we nor any affiliated purchaser bought any Michael Baker Corporation equity securities during the fourth quarter of 2012.

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

	12/07	12/08	12/09	12/10	12/11	12/12
Michael Baker Corporation	100.00	89.81	100.73	75.67	47.71	61.12
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Peer Group	100.00	64.23	58.89	62.51	52.90	60.00

*	The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data.

A summary of selected financial data for the five years ended December 31, 2012 is set forth in the “Selected Financial Data” section of Exhibit 13.1 to this Form 10-K. Such summary is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2012, we had highly liquid investments totaling $1.0 million included in our cash and cash equivalents. The majority of the Company’s cash and cash equivalents are held in highly rated financial institutions with a portion of those amounts held in money market funds comprised primarily of short-term, high-quality fixed-income securities as of December 31, 2012. Our Credit Agreement provides for a commitment of $50 million through September 30, 2015. As of December 31, 2012, there were no borrowings (“variable-rate debt”) outstanding under the Credit Agreement. Based on the amounts of our investments and borrowings, we have no material exposure to interest rate risk.

Based on the nature of our business, we have no direct exposure to commodity price risk. We have no material exposure to foreign currency exchange rate risk and no foreign currency exchange contracts.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, together with the report thereon of our independent registered public accounting firm (Deloitte & Touche LLP), and supplementary financial information are set forth within Exhibit 13.1 to this Form 10-K. Such financial statements, the report thereon, and the supplementary financial information are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including the Office of the Chief Executive (“Principal Executive Officers”), which is comprised of our Chief Financial Officer (“Principal Financial Officer”) and our Chief Legal Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Office of the Chief Executive and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Office of the Chief Executive and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Under the supervision and with the participation of our management, including the Office of the Chief Executive (“Principal Executive Officers”), which is comprised of our Chief Financial Officer (“Principal Financial Officer”) and our Chief Legal Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, the Company’s Office of the Chief Executive and the Chief Financial Officer, have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Michael Baker Corporation

We have audited the internal control over financial reporting of Michael Baker Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 5, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 5, 2013

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table identifies and sets forth certain information regarding the directors as of December 31, 2012. All of the directors were elected directors by Michael Baker’s shareholders at the 2012 Annual Meeting. Except as otherwise indicated, each director has held the principal occupation listed or another executive position with the same entity for at least the past five years.

Robert N. Bontempo, Ph.D. Age 53 Director since 1997

Professor at Columbia University School of Business since 1994. Formerly: Assistant Professor of International Business at Columbia University Graduate School of Business from 1989 to 1994.

Dr. Bontempo has extensive experience counseling international businesses on a wide range of strategic issues and is widely recognized as an authority on matters relating to corporate organization. We believe that his expertise brings valuable perspective and insight to our Board with respect to organizational, business and market requirements.

Nicholas P. Constantakis, CPA Age 73 Director since 1999

Retired. Formerly: Partner, Andersen Worldwide SC (independent public accountants and consultants) from 1972 to 1997. Currently an emeritus director at the Federated Fund Complex. Formerly: Held numerous investment company directorships in the Federated Fund Complex (a series of investment companies) where he was a member of the Audit Committee. From 2005 to 2008 he was Chairman of the Audit Committee of the Federated Fund Complex.

Mr. Constantakis’ accounting and financial experience qualifies him to chair our audit committee, as does his experience with the Federated Fund Complex. We believe that his background and experience have enabled him to provide an important leadership perspective, in particular to the audit committee.

David L. DeNinno, Esq. Age 57 Director since 2012

Senior Vice President, General Counsel and Secretary at Wabtec Corporation (a manufacturing company), since February 2012. Formerly: he served as a partner at K&L Gates LLP from May 2011 to February 2012. Prior to K&L Gates he served as a partner at Reed Smith LLP from prior to January 2007 to May 2011.

Mr. DeNinno has outstanding qualifications and over 30 years of experience as a strategic advisor, business counselor and lawyer to businesses of similar scope and size as Michael Baker. In addition, he served as one of Michael Baker’s principal outside legal advisors for over 20 years and is accordingly very familiar with Michael Baker’s business, operations and personnel. His experience in regulatory compliance, financing matters and risk management have enabled him to be a valuable contributor to our Board deliberations.

General (Ret.) Robert H. Foglesong Age 67 Director since 2006

Founded and leads the Appalachian Leadership and Education Foundation (a nonprofit organization focused on building leadership skills in today’s youth), where he is President and Chief Executive Officer, and serves as a director of Stark Aerospace Inc. (a privately held aerospace defense contractor). General Foglesong serves as the Chairman of the Board of Stark Aerospace Inc. Formerly: he served as the Lead Director of CDEX, Inc. (a chemical technology company). President of Mississippi State University. Prior to Mississippi State University, General Foglesong had a 33-year career with the United States Air Force, including serving as Vice Commander, and retired in 2006 as a four star general and Commander, United States Air Force Europe.

General Foglesong has high-level executive leadership, management and organizational skills with a unique perspective. We believe that his prior positions provide him with extensive experience in all aspects of executive leadership, including financial, budgeting, administration and personnel. His other directorships also have provided broad experience in Board matters.

Mark E. Kaplan, CPA Age 51 Director since 2008

Senior Vice President, Chief Financial Officer and Treasurer of Duquesne Light Holdings (an energy service provider) since 2005. Formerly: Director of the Wesmark Funds (a mutual fund complex), where he was the Chairman of the Audit Committee. Managing Director of CLJ Consulting Group (management consulting) from 2004 to 2005. Prior to CLJ Consulting Group, Mr. Kaplan served in various capacities with Weirton Steel Corporation (integrated steel mill), including President and Chief Financial Officer, from 1995 to 2004.

Mr. Kaplan’s background and experience provide the Board and Michael Baker with a high level of expertise in financial and accounting matters. We believe that these skills have served the Board and Michael Baker well, especially with respect to financial and strategic initiatives and acquisition and divestiture activities.

Pamela S. Pierce Age 58 Director since 2005

Executive Vice President of ZTown Investments, Inc. (an oil and gas producer) and a member of the Board of Directors of Laredo Petroleum, Inc. (an oil and gas producer) where she is a member of the Compensation Committee and the Governance and Nominating Committee. Formerly: President of Huber Energy (an energy company) until 2004 and President and Chief Executive Officer of Mirant Americas Energy Capital and Production Company (an energy company) from 2000 until 2002.

Ms. Pierce is a highly knowledgeable business executive with extensive experience in the areas of corporate governance and leadership; along with bringing insight into finance and accounting matters, and compliance with safety regulations. We believe that her business acumen enhances the Board’s discussions on all issues affecting Michael Baker and her leadership insights contribute significantly to the Board’s decision making process.

Richard L. Shaw Age 85 Director since 1965

Chairman of the Board of Michael Baker Corporation since 1993. Formerly: Chief Executive Officer of Michael Baker Corporation from September 2006 to February 2008; Chief Executive Officer from 1999 to 2001; President and Chief Executive Officer from 1993 through 1994 and President and Chief Executive Officer from 1984 to 1992. Mr. Shaw has held various other positions since joining Michael Baker Corporation.

Mr. Shaw’s tenure of over 60 years with Michael Baker provided an unparalleled level of knowledge of its business, markets and people. His vast experience provided Michael Baker with extensive executive and leadership perspective. Mr. Shaw retired as a Director and Chairman of the Board effective January 31, 2013.

David N. Wormley, Ph.D. Age 73 Director since 2008

Dean of the College of Engineering at Pennsylvania State University since 1992 and serves as a vice-chair of the Board of Directors of Sun Hydraulics Inc. (designer and manufacturer of cartridge valves and manifolds) since 1992 where he is the Chair of the Nominating Committee and a member of the Compensation Committee. Formerly: Associate Dean of Engineering at Massachusetts Institute of Technology (MIT) from 1991 to 1992, and Head of MIT’s Department of Mechanical Engineering from 1982 to 1991.

Dr. Wormley is a widely regarded scholar in the field of engineering, which is the basis of Michael Baker’s business. His knowledge of this area provides the Board with a high level of expertise with respect to Michael Baker’s core services, personnel and customer needs. We believe that his technical and industry expertise provide an invaluable addition to the Board’s deliberations.

The Board and Committees

The Board met 16 times during 2012. All directors then serving participated in at least 75% of all meetings of the Board and the committees on which they served in 2012. The standing Board committees that help the Board fulfill its duties include the Executive Committee, the Audit Committee, the Compensation Committee, the Governance and Nominating Committee, and the Safety, Health and Environmental Committee.

The Board has adopted categorical standards to assist it in determining whether its members meet the independence requirements of the NYSE MKT. The Board has reviewed the independence of its members under the NYSE MKT listing standards and has determined that a majority of its members are independent. Specifically, none of the following directors, Dr. Bontempo, Mr. Constantakis, Mr. DeNinno, General (Ret.) Foglesong, Mr. Kaplan, Ms. Pierce and Dr. Wormley, has a material relationship with Michael Baker and each such director meets the independence requirements of the NYSE MKT.

It is Michael Baker’s policy that all directors attend the annual meeting of shareholders if reasonably possible. All directors then serving attended the 2012 annual meeting of shareholders.

The Board Leadership Structure and Risk Oversight

The Board operates under the leadership of the Chairman. The Board has adopted a policy to have a different individual fill the role of Chairman and Chief Executive Officer. Michael Baker reviews this practice from time to time.

Michael Baker’s bylaws also provide for a Vice Chairman who, subject to the direction of the Board, will direct and supervise those affairs of the Company to which the Vice Chairman is assigned by the bylaws. The Vice Chairman shall, in the absence or disability of the Chairman, preside at all meetings of the Board and of the shareholders.

In the event the positions of Chairman of the Board and Chief Executive Officer are held by the same individual, or if the Chairman of the Board is not an independent director, the Board has adopted a policy under which the independent members of the Board will select an independent director to serve as the Board’s Lead Director. The Board will annually review the performance of the Lead Director and currently expects to periodically rotate which independent director serves in that capacity. The Lead Director presides over the executive sessions of the independent directors, provides feedback from the executive sessions to the Chief Executive Officer and Chairman, calls meetings of the independent directors, and generally serves as a liaison with the Chief Executive Officer or the Office of the Chief Executive, Chairman and independent directors. The Lead Director also presides at all meetings of the Board at which neither the Chairman nor the Vice Chairman is present.

Mr. Shaw served as Chairman of the Board during 2012. Dr. Bontempo served as the Lead Director, and Ms. Pierce served as Vice Chairman during 2012. Mr. Mallory stepped down as director and Chief Executive Officer on December 13, 2012. The Board announced the creation of an Office of the Chief Executive, which will be composed of Mr. Michael J. Zugay, Chief Financial Officer, and Mr. H. James McKnight, Chief Legal Officer, to lead Michael Baker on an interim basis. Upon Mr. Shaw’s retirement on January 31, 2013, Dr. Bontempo assumed the role of Chairman of the Board. Michael Baker feels the Board’s current leadership structure provides the appropriate balance of oversight, independence, administration and hands-on involvement in Board activities that are required for the efficient conduct of corporate governance activities.

The Board takes an active role in overseeing Michael Baker’s risks, including but not limited to those created by legislative, business regulatory, and public policy changes. Michael Baker’s management is responsible for managing these risks, which it does through several individuals, including the Chief Executive Officer, or during the interim period while Michael Baker conducts the search for a replacement, the Office of the Chief Executive, the Chief Financial Officer, the Chief Legal Officer, and through an individual designated as the Chief Risk Officer, who is responsible for overseeing Michael Baker’s enterprise risk management program. The Board receives periodic updates from management on these and other risks at its scheduled meetings throughout the year.

Oversight of certain specific key risks has been delegated by the Board to various standing committees. The oversight of risks associated with Michael Baker’s various compensation programs, including incentive compensation, has been delegated to and is monitored by the Compensation Committee. The monitoring of audit and key financial risks is the responsibility of the Audit Committee, which contains at least one individual who has been deemed an “audit committee financial expert” in accordance with the SEC’s rules. Risks associated with job safety and related to health compliance, as well as changes in regulations affecting workplace safety, are overseen by Michael Baker’s Safety, Health and Environmental Committee. The Audit Committee, the Compensation Committee, and the Safety, Health and Environmental Committee report their activities to the Board periodically as needed.

The Executive Committee

The Executive Committee has all of the powers of, and the right to exercise all of the authority of, the Board of Directors in the management of the business and affairs of Michael Baker between meetings of the Board. The Executive Committee met one time in 2012. During 2012, the Executive Committee members were Mr. Shaw, Mr. Mallory and Dr. Bontempo. Currently, the Executive Committee members are Mr. Constantakis, Mr. Kaplan and Drs. Bontempo and Wormley. Mr. Constantakis was appointed to the Executive Committee in January 2013. Mr. Kaplan and Dr. Wormley were appointed to the Executive Committee in February 2012. Mr. Shaw served as the Executive Committee’s Chairman throughout 2012. Upon Mr. Shaw’s retirement on January 31, 2013, Dr. Bontempo assumed the role of Chairman of the Executive Committee.

The Audit Committee

The Audit Committee acts under a written charter, which was amended and restated by the Board of Directors on August 7, 2012. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. A current copy of the Audit Committee Charter is available on Michael Baker’s website at http://www.mbakercorp.com and available in print to any shareholder upon request.

The Audit Committee met five times in 2012. During 2012 the Audit Committee members were Mr. Constantakis, Dr. Bontempo, Mr. DeNinno and Mr. Kaplan. Ms. Pierce served on the Audit Committee until May 2012. Mr. Constantakis was appointed Chairman of the Audit Committee in November 2007. Mr. Kaplan was appointed to the Audit Committee in February 2008. Dr. Bontempo was appointed to the Audit Committee in February 2012. Mr. DeNinno was appointed to the Audit Committee in May 2012. The Board of Directors has concluded that all Audit Committee members are independent as defined by the NYSE MKT listing standards. In addition, the Board has determined that Mr. Constantakis and Mr. Kaplan each qualify as an “audit committee financial expert,” as such term is defined by the regulations of the Securities and Exchange Commission.

The Audit Committee assists the Board in overseeing the accounting and financial reporting processes of Michael Baker. It is directly responsible for appointing, compensating, retaining and overseeing the work of the independent registered public accounting firm engaged by Michael Baker. The functions performed by the Audit Committee include:

•	oversight of Michael Baker’s internal audit and risk group;

•	appointing the independent registered public accountants;

•	reviewing with the independent registered public accountants the plan for, and the results of, the auditing engagement;

•	approving professional services to be provided by the independent registered public accountants before the services are performed;

•	reviewing the independence of the independent registered public accountants;

•	overseeing the work of the independent registered public accountants;

•	discussing Michael Baker’s financial statements with the independent registered public accountants and management; and

•	reviewing Michael Baker’s system of internal accounting controls.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by Michael Baker regarding accounting, internal controls or auditing matters. The Audit Committee has oversight of the internal audit function, including reviewing the annual internal audit plan and assessing the internal audit function’s performance.

The Audit Committee considers whether the independent registered public accountants’ provision of non-audit related services is compatible with maintaining the independence of the independent registered public accountants.

The Compensation Committee

The Compensation Committee acts under a written charter, a copy of which is available on Michael Baker’s website at http://www.mbakercorp.com and available in print to any shareholder upon request.

The Compensation Committee provides assistance to the Board relating to the compensation of Michael Baker’s officers and directors. The Committee’s principal responsibilities include:

•	reviewing and approving Michael Baker’s compensation philosophy;

•	reviewing and approving the executive compensation programs, plans and awards; and

•	overseeing Michael Baker’s short-term and long-term incentive plans and other stock or stock-based plans.

The Compensation Committee ensures that the compensation of Michael Baker’s executives and other key employees is fair and competitive, in compliance with applicable laws and appropriately linked to performance.

The Chief Executive Officer, or the Office of the Chief Executive during the interim period while the search for a new Chief Executive Officer is being conducted, approves salary adjustments for executive officers other than the Chief Executive Officer or the Office of the Chief Executive based on research provided by the Chief Resource Officer. The Committee periodically reviews these salary adjustments and makes a final comparison to verify that the total percentage increase in compensation paid to the executive officers as a group is not disproportionate to the percentage increase applicable to other similarly situated executive officers. The Compensation Committee periodically reviews market data by reviewing executive compensation surveys compiled by third-party consultants, and compensation of an industry peer group to assess Michael Baker’s competitive position for the components of executive compensation, which includes base salary, short-term incentive compensation, and long-term incentive compensation.

The Compensation Committee periodically reviews market data compiled by third-party consultants, along with general industry information and other relevant sources to assess the competitiveness of the Chief Executive Officer’s salary.

Pursuant to its charter, the Compensation Committee is authorized to engage compensation consultants of its selection to advise it with respect to Michael Baker’s salary and incentive compensation and benefits programs. The Compensation Committee has historically engaged compensation consultants for a variety of purposes. The Compensation Committee regularly reviews data from multiple third party sources in connection with performance of its duties, including data compiled by or provided by compensation consultants. Mercer (US) Inc. (“Mercer”) assisted in providing information concerning Michael Baker’s short-term incentive compensation plan. In 2010, Michael Baker’s management engaged Mercer to assist in recommending the compensation of Michael Baker’s Chief Executive Officer, and conducted a competitive analysis for its other executive officers based on a variety of sources. The recommendations and competitive analysis provided in 2010 were the basis for the 2011 and 2012 compensation of the Chief Executive Officer and other executive officers.

In regard to Michael Baker’s non-employee directors, the Compensation Committee also uses data from an industry peer group and survey data compiled by third-party consultants to assess and determine the level of director compensation. This data is compiled by the Chief Resource Officer and provided to the Compensation Committee. During 2012, the Compensation Committee determined that non-employee director compensation should be in the form of equity and cash, and should be fixed annually without payment of per meeting fees. The Committee recommended and the Board approved the new non-employee director compensation. Director compensation is reviewed and approved by the full Board of Directors.

The Compensation Committee also adopts or amends incentive compensation plans and equity award plans in which the executive officers and non-employee directors are participants.

The Compensation Committee met ten times in 2012. During 2012, the Compensation Committee members were Mr. Constantakis, General Foglesong and Dr. Wormley. General Foglesong was appointed as the Compensation Committee’s Chairman in February 2012. All of the members of the Compensation Committee are non-employee directors satisfying the independence standards of the NYSE MKT listing standards.

The Governance and Nominating Committee

The Governance and Nominating Committee acts under a written charter, a copy of which is available on Michael Baker’s website at http://www.mbakercorp.com and available in print to any shareholder upon request.

The principal functions of the Governance and Nominating Committee are to:

•	identify the skills and characteristics to be found in candidates to be considered to serve on Michael Baker’s Board of Directors and to use such to select nominees;

•	oversee the corporate governance of Michael Baker; and

•	recommend corporate governance guidelines.

The Governance and Nominating Committee met six times in 2012. During 2012 the members of the Governance and Nominating Committee were General Foglesong, Mr. Kaplan and Ms. Pierce, each of whom are non-employee directors satisfying the independence standards of the NYSE MKT listing standards. Mr. Kaplan was appointed the Chairman of the Governance and Nominating Committee in February 2012. Ms. Pierce was appointed to the Governance and Nominating Committee in February 2012. General Foglesong was appointed to the Governance and Nominating Committee in 2011.

The Committee will consider nominees for director recommended by shareholders. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board’s Governance and Nominating Committee. Shareholders wishing to recommend a director candidate for consideration by the Committee can do so by complying with Section 2.01.01 of Michael Baker’s bylaws, which provide for, among other things, submission of nominations not less than 90 days nor more than 120 days prior to the one-year anniversary of the proceeding year’s annual meeting. In addition to providing timely notice, any shareholder wishing to recommend a director candidate for consideration must also provide notice in the proper written form to the Secretary of Michael Baker, Airside Business Park, 100 Airside Drive, Moon Township, PA 15108. To be in proper written form, a shareholder must set forth in the notice all information relating to the nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder, and a description of all direct or indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the shareholder making the nomination and the proposed nominee. The notice must also provide the shareholder’s name and address as they appear in Michael Baker’s books, the class and number of shares that are held of record or beneficially owned by the shareholder, any derivative positions held or beneficially owned by the shareholder and whether and to what extent any hedging or other transaction or series of transactions has been entered into by or on behalf of such shareholder, and any material interest of the shareholder in such nominee. On February 28, 2013, Crescendo provided notice of the nomination of three individuals for election to the Board of Directors of Michael Baker at the 2013 Annual Meeting of Shareholders.

In evaluating candidates for the Board, the Governance and Nominating Committee considers the entirety of each candidate’s credentials. Although the Board does not have a separate diversity policy, the Governance and Nominating Committee is guided by the objectives set forth in its charter of ensuring that the Board consists of individuals from diverse experience and backgrounds who collectively provide meaningful counsel to management. The Committee believes that Board diversity is an expansive attribute that includes differing points of view, professional experience and expertise, and education, as well more traditional diversity concepts. The Committee considers the candidates’ character, integrity, experience, understanding of strategy and policy-setting, and reputation for working well with others. If candidates are recommended by Michael Baker’s shareholders, then such candidates will be evaluated using the same criteria. With respect to nomination of continuing directors for re-election, the individual’s past contributions to the Board are also considered.

Pursuant to authority granted under its charter, the Governance and Nominating Committee has the authority to hire and pay a fee to a consultant or search firm to assist in the process of identifying and evaluating director candidates. The Committee did not use a consultant or search firm in the last fiscal year and, accordingly, did not pay any fees for identifying director candidates.

The Safety, Health and Environmental Committee

The Safety, Health and Environmental Committee acts under a written charter, which is available on Michael Baker’s website at http://www.mbakercorp.com and available in print to any shareholder upon request.

The Safety, Health and Environmental Committee reviews and considers safety, health and environmental issues and sustainability initiatives relative to Michael Baker. The Safety, Health and Environmental Committee met three times in 2012. The current Safety, Health and Environmental Committee members are Mr. DeNinno, Ms. Pierce and Dr. Wormley. Mr. DeNinno was appointed to the Safety, Health and Environmental Committee in January 2013. Dr. Wormley was appointed the Chairperson of the Safety, Health and Environmental Committee in February 2012. Ms. Pierce was Chairperson of the Safety, Health and Environmental Committee until February 2012. Mr. Mallory served on the Safety, Health and Environmental Committee until December 2012.

Section 16(a) Beneficially Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Michael Baker’s directors and executive officers to file reports of beneficial ownership and changes in beneficial ownership of Michael Baker stock. Directors and officers must furnish Michael Baker with copies of these reports. Based on these copies and directors’ and executive officers’ representations, Michael Baker believes all directors and executive officers complied with the requirements in 2012, except for the late Form 4 reporting on December 19, 2012 of dividends earned on the restricted portion of the 2012 Long Term Incentive Plan award of restricted stock which was paid in additional shares pursuant to the award agreement to the following executives: Joseph R. Beck, 6 shares; David G. Higie, 6 shares; James M. Kempton, 6 shares; Samuel C. Knoch, 6 shares; G. John Kurgan, 19 shares; H. James McKnight, 19 shares; Michael Ziemianski, 6 shares and Michael J. Zugay, 19 shares.

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

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The principal elements of Michael Baker’s executive compensation program for 2012 are base salary, short-term incentive compensation, long-term incentive compensation and retirement and other benefits. Michael Baker’s philosophy on compensation places a substantial share of overall compensation “at risk,” thereby rewarding employees based on the overall performance of Michael Baker.

Objectives and Philosophy

The overall objectives of Michael Baker’s executive compensation program are:

•	to attract and retain executive officers and other key employees of outstanding ability, and to motivate all employees to achieve Michael Baker’s financial and operational goals;

•	to ensure that pay is competitive with other leading companies in Michael Baker’s industry and local markets;

•	to reward executive officers and other key employees for corporate, group and individual performance; and

•	to ensure that total compensation to the executive officers as a group is reasonable and competitive when compared to Michael Baker’s size and industry.

The Compensation Committee believes that executive compensation packages provided by Michael Baker to its executives during 2012, including the named executive officers, were competitive and appropriately rewarded the named executive officers.

Compensation Process

Compensation Committee.    The Compensation Committee is composed of three members, Mr. Constantakis, General Foglesong and Dr. Wormley. General Foglesong was appointed Chairman of the Compensation Committee in February 2012. The Compensation Committee approved the 2012 compensation arrangements described in this compensation discussion and analysis. Michael Baker’s Board of Directors appoints the Compensation Committee members and delegates to the Compensation Committee the direct responsibility for, among other matters:

•	reviewing and approving Michael Baker’s compensation philosophy;

•	reviewing and approving the executive compensation programs, plans and awards; and

•	overseeing Michael Baker’s short- and long-term incentive plans and other stock or stock-based plans, as developed.

The Compensation Committee periodically reviews market data through executive compensation surveys compiled by third-party consultants, considering compensation of an industry peer group to assess Michael Baker’s competitive position for the components of executive compensation, which includes base salary, short-term incentive compensation and long-term incentive compensation.

The Compensation Committee periodically reviews market data compiled by third-party consultants, along with general industry information and other relevant sources to assess the competitiveness of the Chief Executive Officer’s or the Office of the Chief Executive members’ salaries, and based on this review, as described below, approves in advance any salary increase for the Chief Executive Officer or the members of the Office of the Chief Executive.

Role of Compensation Experts.    Pursuant to its charter, the Compensation Committee is authorized to engage compensation consultants to advise with respect to Michael Baker’s salary and incentive compensation and benefits programs. The Compensation Committee has historically engaged compensation consultants for a variety of purposes. The Compensation Committee regularly reviews data from multiple third party sources, in connection with the performance of its duties, including data compiled by or provided by compensation consultants. Mercer (U.S.) Inc. (“Mercer”) assisted in providing information concerning Michael Baker’s short-term incentive compensation plan. In 2010, Michael Baker’s management engaged Mercer to assist in recommending the compensation of Michael Baker’s Chief Executive Officer, and conducted a competitive analysis for its other executive officers based on a variety of sources. The recommendations and competitive analysis provided in 2010 were the basis for the 2011 and 2012 compensation of the Chief Executive Officer and other executive officers.

Role of Michael Baker’s Executive Officers in the Compensation Process.    The Chief Executive Officer, or the Office of the Chief Executive during the interim period while the search for a new Chief Executive Officer is being conducted, approves all salary adjustments for executive officers other than the Chief Executive Officer or Office of the Chief Executive based on research provided by the Chief Resource Officer. The Committee periodically reviews these salary adjustments and makes a final comparison to verify that the total percentage increase in compensation paid to the executive officers as a group is not disproportionate to the percentage increase applicable to other similarly situated executive officers. The Compensation Committee periodically reviews market data by reviewing executive compensation surveys compiled by third-party consultants, and compensation of an industry peer group to assess Michael Baker’s competitive position for the components of executive compensation, which includes base salary, short-term incentive compensation, and long-term incentive compensation.

2012 Say-on-Pay Vote.    The Compensation Committee has reviewed and considered the results of the most recent annual shareholder advisory (non-binding) vote on 2011 named executive officer compensation, which was our “Say-on-Pay” proposal. Approximately 90.1% of our shareholders who voted on our “Say-on-Pay” proposal approved our named executive officer compensation as described in the Compensation Discussion and Analysis and tabular disclosure in the 2012 proxy statement. The Compensation Committee believes those results indicate substantial support by our shareholders for our existing named executive officer compensation program, philosophy and process and, accordingly, determined to continue our named executive officer compensation program, philosophy and process, as described in this Compensation Discussion and Analysis.

In 2011, the shareholders were also given an opportunity to vote on an advisory basis whether the “Say-on-Pay” proposal should occur every one, two or three years. Approximately 90% of the voting shares were voted in favor of holding the “Say-on-Pay” advisory vote on an annual basis and, in accordance with this preference, the Board determined that the “Say-on-Pay” advisory vote will be held on an annual basis.

Compensation Risk Assessment

As part of its oversight, the Compensation Committee considers the impact of Michael Baker’s compensation programs, plans and awards, and the incentives created by the compensation awards that it administers, on Michael Baker’s risk profile. The Committee reviews the executive compensation policies and procedures, including the incentives the policies and procedures create, and other factors that may affect the likelihood of excessive risk taking, to determine whether Michael Baker’s compensation policies and practices present a significant risk to Michael Baker. The Committee also considers the effects of the policies and procedures that exist to mitigate any potential excessive risk taking, including the balance of compensation between cash and equity, short- and long-term performance measures, financial and non-financial measures, and the discretion of the Committee to amend or rescind any of the compensation programs, plans or awards. Based on this review, the Committee has concluded that the risks arising from Michael Baker’s compensation programs, plans and awards are not reasonably likely to have a material adverse effect on Michael Baker.

Components of Compensation

Michael Baker’s 2012 compensation consisted of base salary, short-term incentive compensation and long-term incentive compensation elements primarily structured to reward Michael Baker’s executive officers for achieving certain financial and business objectives.

In 2012, the compensation of Michael Baker’s named executive officers was allocated as follows:

	Base Salary and Other Compensation(1)	Short-Term Incentive Compensation	Long-Term Incentive Compensation
Mr. Mallory(2)	65.4%	0.0%	34.6%
Mr. McKnight	83.1%	0.0%	16.9%
Mr. Zugay	84.6%	0.0%	15.4%
Mr. Kallenbaugh	100.0%	0.0%	0.0%
Mr. Kurgan	83.4%	0.0%	16.6%
Mr. Twomey	92.6%	0.0%	7.4%

(1)	Other compensation is disclosed under the “All Other Compensation” column of the summary compensation table below.

(2)	Mr. Mallory’s base salary and other compensation include amounts paid to him pursuant to his severance agreement.

Base Salaries.    Overall base salary budget recommendations are compiled by the Human Resources department for all divisions of Michael Baker. A preliminary recommendation is communicated to the Compensation Committee for the next calendar year. Human Resources monitors market conditions and makes a final recommendation to the Compensation Committee, with the Committee making the final approval for the next year based on a review of a variety of third party compensation data. For 2012 salaries, the Compensation Committee reviewed such data from Mercer, Engineering and Construction Compensation Forum (“ECCF”), Towers Watson, and WorldatWork.

Michael Baker establishes a salary range based on benchmarking for each of its executive officers’ salary grade levels. The competitive norm for salary ranges for 2012 was established by reviewing data from the third-party consultant surveys including Mercer, ECCF, Towers Watson, and WorldatWork. Consideration was also given to Michael Baker’s industry peer group. In late 2012, Michael Baker evaluated the peer group used for compensation benchmarking purposes and determined the following group more closely represents Michael Baker’s industry peers, from a compensation perspective: Aegion Corporation, CDI Corporation, Dycom Industries, Inc., ENGlobal Corporation, Granite Construction Incorporated, Hill International, Inc., Pike Electric Corporation, Stantec Inc., Sterling Construction Company, Inc., Tetra Tech, Inc., and TRC Companies, Inc. In choosing this group for benchmarking, Michael Baker took into consideration that many of the peer group companies have higher market capitalization and/or total revenue than Michael Baker. Michael Baker generally establishes its executive officer salary midpoint at the average midpoint determined through this benchmarking process. Based on this benchmarking process, the salary ranges for Michael Baker’s executive officers were increased in the aggregate by 2% for fiscal year 2012. Additional information on the specific adjustments to the salaries of individual named executive officers is set forth in the narrative discussion following the Summary Compensation Table and related tables below.

Individual executive officer base salaries for Michael Baker’s executive officers other than the Chief Executive Officer or the Office of the Chief Executive are recommended annually by the Chief Executive Officer or the Office of the Chief Executive, and reviewed and approved by the Compensation Committee, with increases normally to be effective in April of the next fiscal year. The Compensation Committee reviews and approves the annual salary adjustments for the Chief Executive Officer or the Office of the Chief Executive. The position of the executive officer within the salary range for the executive’s position established by the benchmarking process described above and the executive’s years in the position, responsibility and contributions to the business are all taken into consideration. Individual salaries may be above or below the midpoint in the established range based on the individual’s years in the position, contribution to business results, capabilities and qualifications, potential and the importance of the individual’s position to Michael Baker’s success. For 2012, the base salary increases for the named executive officers ranged from 0% to 19.3%.

Short-Term Incentive Compensation.    Michael Baker’s short-term incentive compensation plan is renewed on an annual basis and is intended to compensate officers and key employees if financial performance targets are achieved for the preceding fiscal year. The short-term incentive compensation plan contemplates the designation of eligible participants into three groups. Each group may participate in one or more incentive programs that may be administered under the plan. The Committee may, in lieu of the incentive programs described above, elect to grant a bonus to any participant based on any criteria it determines. As in 2010 and 2011, the Compensation Committee elected not to set targets for the named executive officers as a group for the 2012 plan year.

The Compensation Committee considered alternative strategic and financial performance targets, in order to reward individual employees for outstanding performance during 2012. Based on Michael Baker’s 2012 performance, the Compensation Committee recommended and the Board approved a discretionary pool available for distribution of $500,000, none of which was paid to the named executive officers.

Long-Term Incentive Compensation.    Michael Baker’s Long-Term Incentive Plan (the “LTIP”) was adopted by the Board and approved by the shareholders in 2010. The purposes of the LTIP are to:

•	promote Michael Baker’s growth and profitability;

•	provide officers and other key employees with the incentive to achieve long-term corporate objectives;

•	attract and retain officers and other key employees of outstanding competence; and

•	provide such individuals with an opportunity to acquire shares of common stock of Michael Baker.

The LTIP is administered by Michael Baker’s Compensation Committee. The Committee has authority to designate the individuals eligible to participate in the LTIP, to grant awards under the LTIP and, subject to the terms of the LTIP, to establish terms and conditions of each award. The Committee also has the authority to interpret the LTIP, to adopt, amend and rescind rules and regulations relating to the LTIP, and to make other determinations and take all actions necessary or advisable for the implementation and administration of the LTIP.

Under the LTIP, the Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other stock-based awards. In determining eligibility of any participant and the number of shares or value of an award, the Committee considers the individual’s position and responsibilities, the nature and value of the individual’s services, the individual’s potential contribution to the success of Michael Baker, and such other factors as the Committee may deem relevant.

The Committee’s administration of the LTIP provides for five tiers of participation, or “impact levels”, with each impact level corresponding to a different level of award. The Committee believes the multiple impact level design gives the Committee the maximum amount of flexibility in determining the appropriate mix of awards to different levels of eligible employees to promote the achievement of Michael Baker’s strategic objectives and align the employee’s interests with the interests of the shareholders. Currently, each impact level of the LTIP is awarded an amount of restricted stock that is determined by the Committee. The restricted stock awarded to each impact level under the LTIP vests in equal installments on each of the three annual anniversary dates following the date of the award, contingent upon the recipients continued employment at Michael Baker.

The Restricted Stock Agreements permit the immediate vesting of awarded but unvested shares in the event a participant is terminated “without cause” as defined in the LTIP or the participant voluntarily resigns for “Good Reason” as defined in the amended Restricted Stock Agreements. The effects of these accelerated vesting provisions are discussed further in the “Potential Payments on Termination or Change of Control” section below.

Restricted stock awards are initially subject to the achievement by Michael Baker of certain key performance indicators that are established and approved by the Committee. The key performance indicators are designed to align awards under the LTIP with Michael Baker’s achievement of its five year strategic plan. Each key performance indicator is weighted and targets are established for the five year period. The target for any given year has a minimum and a maximum value. The target minimum value represents the key performance indicator level below which no award will be granted. The target maximum value represents the key performance indicator level above which no additional potential awards will be granted.

For fiscal year 2011, the Compensation Committee established revenue, earnings per diluted common share for continuing operations (EPS) and a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) divided by revenue termed “EBITDA Margin” as the key performance indicators. The key performance indicators were weighted and a target was set for each. The Committee designated the key performance indicators in an effort to drive performance to achieve Michael Baker’s five year strategic plan, and support the shareholder interests of growth and profitability.

Based upon the performance in 2011, an award of restricted stock was made to the LTIP participants in 2012 based on the achievement of 40% of the performance targets. The following table describes the total percentage of award based on the achievement by Michael Baker of each of the performance targets:

(In millions, except per share data)
Key Performance Indicator	Target	Minimum Target	Actual	Percent of Target Achieved	Weight	Weighted Percent Achieved
EPS	$3.36	$2.69	$1.80	—	20.0%
Revenue	758	606	538	—	30.0%
EBITDA	9.5%	7.6%	7.6%	80.0%	50.0%	40.0%

Total Percent of Target to be Awarded						40.0%

The Compensation Committee, using the discretion permitted under the terms of the LTIP, made adjustments to the calculation of 2011 EBITDA Margin to take into account several unusual events that were beyond the control of management and negatively impacted performance. The EBITDA Margin calculation was adjusted by removing the costs associated with these unusual events, resulting in an increase of the key performance indicator to the minimum target threshold. Each named executive officer received an amount under the 2012 award as reflected in the Summary Compensation table below. There will be no awards for 2012 performance.

Along with Michael Baker’s LTIP, the Board adopted and the shareholders approved Michael Baker’s Employee Stock Purchase Plan (the “ESPP”) in 2010. The purpose of the ESPP is to provide a method whereby employees of Michael Baker, including named executive officers, have an opportunity to purchase shares of Michael Baker common stock through payroll deductions. The ESPP is administered by Michael Baker’s Compensation Committee.

Under the ESPP, an eligible employee may elect to purchase shares of Michael Baker common stock by participating during any quarterly purchase period. An eligible employee may authorize a payroll deduction between 1% and 10%, subject to Internal Revenue Code limits applicable to the Plan.

The initial purchase period of Michael Baker’s ESPP was from January 1, 2011 to March 31, 2011, with subsequent purchasing periods running consecutively each calendar quarter after the termination of the preceding purchase period. The purchase price of shares of Michael Baker’s common stock purchased under the ESPP is discounted to 90% of the closing fair market value of the common stock on the last business day of each purchase period. However, the Committee may change the designated percentage of the discount with respect to any future purchase period, but not below 85%, and the Committee may determine with respect to any prospective purchase period that the purchase price shall be the designated percentage of the lower of (a) the fair market value of Michael Baker common stock on the initial day of the offering period or (b) the fair market value of Michael Baker common stock on the purchase date, which is the last calendar day of the quarter.

Perquisites and Other Personal Benefits.    Group life insurance premiums for our executive officers, including our named executive officers, are paid by Michael Baker. The value of these payments is reflected in the Summary Compensation Table below. No other perquisites are provided to our executive officers.

Stock Ownership Requirements.    Michael Baker has a policy that prohibits certain trades by executive officers and directors, including among others, pledging shares of Michael Baker common stock as collateral for a loan, holding shares of Michael Baker common stock in a margin account, making short sales of Michael Baker’s common stock, and trading in options of Michael Baker’s common stock. In 2012 the Board approved Corporate Governance Guidelines which provide, among other things, that the Board adopt stock ownership guidelines for the directors and executive officers generally consistent with the prevailing best practices for peer companies. For the purpose of the stock guidelines, stock ownership includes all shares directly owned (including shares held under the Employee Stock Purchase Plan and time-vesting restricted shares), but does not include outstanding stock options.

These guidelines provide that the non-employee directors of the Board own Michael Baker’s common stock valued at three times their cash retainer. Non-employee directors of the Board are expected to meet or exceed these guidelines within five years of the implementation of these guidelines, or within five years of joining the Board. As of December 31, 2012, all of the non-employee Directors have met the guidelines, with the exception of Mr. DeNinno who joined the Board in 2012.

During 2012, the Board also established stock ownership guidelines for Michael Baker’s named executive officers. Under these guidelines the Chief Executive Officer is expected to own Michael Baker’s common stock valued at four times the CEO’s base salary. The other named executive officers are expected to own Michael Baker’s common stock valued at three times their base salary. The CEO and named executive officers are expected to meet or exceed these guidelines within five years of the implementation of these guidelines, or within five years of entering their respective positions. As of December 31, 2012, none of the named executive officers have met the guidelines.

As of December 31, 2012, Michael Baker’s directors and executive officers as a group owned approximately 3.9% of Michael Baker’s outstanding common stock.

Tax Implications of Executive Compensation.    Michael Baker’s deductions for compensation payable to the named executive officers (other than the Chief Financial Officer) are potentially limited by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), to the extent the aggregate amount paid to an executive officer exceeds $1 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Code. Michael Baker generally seeks to preserve the income tax-deductibility of compensation paid to the executive officers. Notwithstanding this general policy, the Compensation Committee retains the authority to authorize compensation arrangements under which not all compensation paid to covered individuals would be tax deductible, if such payments are deemed to be in the best interests of both the Company and its shareholders. All of the compensation paid to the named executive officers in 2012 was fully deductible.

Stock Option Practices.    The Compensation Committee has the authority to award stock options under Michael Baker’s Long-Term Incentive Plan. However, the Committee has not authorized the award of stock options to named executive officers under the Long-Term Incentive Plan. Under the terms of the plan, the Committee may grant “incentive stock options” pursuant to Section 422 of the Code, and “nonstatutory stock options”, which are stock options that do not so qualify. The option price for each stock option may not be less than 100% of the fair market value of Michael Baker common stock on the date the stock option is granted. Fair market value, for purposes of the Long-Term Incentive Plan, is the closing price of Michael Baker common stock on the NYSE MKT Exchange for the date as of which fair market value is to be determined.

A stock option becomes exercisable at such time or times and/or upon the occurrence of such event or events as the Committee may determine. No stock option may be exercised after the expiration of ten years from the date of grant. A stock option grant to the extent exercisable at any time may be exercised in whole or in part.

The Long-Term Incentive Plan provides standard terms and conditions applicable to stock options and the Committee’s discretion with respect to such terms.

Post-termination Compensation.    Michael Baker does not generally provide employment or severance agreements to its executive officers. On April 20, 2009, Michael Baker entered into employment continuation agreements which apply in the event of a change of control and are more fully discussed below under the section entitled “Potential Payments on Termination or Change in Control” below, with several of its senior executives, including the named executive officers with the exception of Mr. Kallenbaugh. The employment continuation agreements were amended and restated effective February 27, 2013, as described below under the “Potential payments on termination or change in control” section.

Severance.    The named executive officers are covered under Michael Baker’s standard separation policy. While the standard separation policy sets certain amounts that a named executive officer is to receive under the policy, Michael Baker may negotiate the terms of severance agreements with its executive officers based on the facts and circumstances of the separation.

Accrued Vacation.    Under Michael Baker’s separation policy, employees who leave Michael Baker are entitled to receive payment for any accrued vacation.

Paid up Life Insurance Policy.    Under Michael Baker’s separation policy, employees who have ten years of service and are at least 55 years of age, including the named executive officers who meet these criteria, and who retire from service at Michael Baker receive a paid up life insurance policy of $5,000.

Summary Compensation Table

This table shows the compensation for each person serving as Michael Baker’s Principal Executive Officer, Principal Financial Officer and the three other most highly compensated executive officers, other than the Principal Executive Officer and Principal Financial Officer, in 2012.

This table also shows the compensation of Bradley L. Mallory, who was the Principal Executive Officer until he stepped down from his position on December 13, 2012.

Name and Principal Position	Year	Salary		Bonus	Stock Awards(3)	Option Awards	Non-equity incentive plan compensation(4)	All other Compensation(5)	Total
Bradley L. Mallory	2012	$418,907		—	$259,996	—	—	$72,661	$751,564
Chief Executive Officer	2011	430,498		—	445,256	—	60,000	14,278	950,032
(Former Principal Executive Officer)(1)	2010	430,498		—	650,015	—	—	18,477	1,098,990
H. James McKnight	2012	327,106		—	69,997	—	—	17,638	414,741
Executive Vice President	2011	304,559		—	119,874	—	35,000	15,550	474,983
Chief Legal Officer and Secretary (Co-Principal Executive Officer)(1)	2010	296,861		—	174,984	—	—	22,530	494,375
Michael J. Zugay	2012	368,371		—	69,997	—	—	14,961	453,329
Chief Administrative Officer and	2011	329,710		—	119,874	—	35,000	11,583	496,167
Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)(1)	2010	309,589		—	174,984	—	—	12,039	496,612
S. Robert Kallenbaugh	2012	359,911	(2)	—	—	—	—	10,525	370,436
Senior Vice President — RBF
G. John Kurgan	2012	336,246		—	69,997	—	—	15,967	422,210
Executive Vice President	2011	290,952		—	119,874	—	35,000	12,858	458,684
Chief Operating Officer	2010	274,331		—	174,984	—	—	13,935	463,250
James M. Twomey	2012	288,859		—	23,991	—	—	11,441	324,291
Senior Vice President and National
Market Leader — Transportation

(1)

Mr. Mallory stepped down as the Chief Executive Officer on December 13, 2012. Mr. McKnight and Mr. Zugay comprise the Office of the Chief Executive, which was created by the Board on December 13, 2012 to lead the Company on an interim basis.

(2)	Mr. Kallenbaugh received a $20,000 lump-sum salary payment at the end of the first and second quarters.

(3)

Represents the grant date fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 related to the award of restricted shares to the named executive officers under Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” above. See Note 18 of the Consolidated Financial Statements in the Annual Report for the year ended December 31, 2012.

(4)

As discussed in the “Compensation Discussion and Analysis” section above, no short-term incentive targets were utilized for the named executive officers for the 2010, 2011 and 2012 plan years. Discretionary incentive awards were only earned under the 2009 Incentive Compensation Plan.

(5)	The amount of all other compensation for each named executive officer in 2010, 2011 and 2012 includes the following:

Name	Year	401(k) Match	Group Life Premiums	Severance		Tax Gross Up	Club Dues and Other		Dividend(3)	Vacation Payout	Total
Bradley L. Mallory	2012	$10,125	$4,720	$41,394	(1)	$—	$—		$3,983	$12,439	$72,661
	2011	9,935	3,075	—		388	880	(2)	—	—	14,278
	2010	10,125	3,075	—		—	5,277	(2)	—	—	18,477
H. James McKnight	2012	10,125	6,431	—		—	—		1,082	—	17,638
	2011	9,424	6,126	—		—	—		—	—	15,550
	2010	10,125	12,405	—		—	—		—	—	22,530
Michael J. Zugay	2012	10,125	3,754	—		—	—		1,082	—	14,961
	2011	9,338	2,245	—		—	—		—	—	11,583
	2010	10,125	1,914	—		—	—		—	—	12,039
S. Robert Kallenbaugh	2012	8,941	1,584	—		—	—		—	—	10,525
G. John Kurgan	2012	10,125	4,760	—		—	—		1,082	—	15,967
	2011	8,835	4,023	—		—	—		—	—	12,858
	2010	10,125	3,810	—		—	—		—	—	13,935
James M. Twomey	2012	10,125	969	—		—	—		347	—	11,441

(1)

Pursuant to Mr. Mallory’s severance agreement, he will receive a severance amount equal to $430,498 less all lawful withholdings and less any prior payments for accrued unused vacation in excess of five days or severance under Michael Baker’s standard severance policy. The severance amount is payable in equal installments on Michael Baker’s normal bi-weekly payroll dates in 2013. The receipt of this amount is contingent upon his continued cooperation with the terms of his severance agreement.

(2)	Reflects the amount paid by Michael Baker for a club membership that was used by Michael Baker executives and held in Mr. Mallory’s name. The club membership was cancelled at the end of February 2011.

(3)	Reflects the dividend amount paid on the named executive officers’ Long-term Incentive Compensation restricted shares.

During 2012, Michael Baker’s executive officers did not have employment agreements. In June 2008 Mr. Mallory entered into a three year employment agreement with Michael Baker which expired pursuant to its terms on June 17, 2011.

For 2012, the base salary increases resulting from the process described in the Compensation Discussion and Analysis for the other named executive officers ranged from 0% to 19.3% as follows:

Name	Salary Increase
Mr. Mallory	0.00%
Mr. McKnight	19.30%
Mr. Zugay	8.10%
Mr. Kallenbaugh	1.60%
Mr. Kurgan	5.00%
Mr. Twomey	12.00%

Mr. Mallory received a 62% pay increase on March 1, 2008 in connection with his promotion to Chief Executive Officer. Based on the timing of his promotion and pay increase in 2008 and a decreasing rate of wages to -0.4% based on the Employment Cost Index in 2009 and 2010, no pay increase was given in 2010, 2011 and 2012.

Mr. Zugay became Chief Financial Officer on April 1, 2009, and was promoted to Chief Administrative Officer on August 8, 2011. Mr. Zugay received an 8.10% pay increase in 2012 in order to adjust his salary to the level of comparable executives as determined by the equity to market study.

Mr. Kallenbaugh received a 1.6% pay increase within Michael Baker’s guidelines based on his individual performance and placement in his salary range.

Mr. Kurgan was promoted to Chief Operating Officer on August 8, 2011. As such, Mr. Kurgan received a 16.74% pay increase in 2011 in order to adjust his salary to the level of comparable executives as determined by the equity to market study. Mr. Kurgan received a 5.0% pay increase within Michael Baker’s guidelines based on his individual performance and placement in his salary range during 2012.

Mr. McKnight received a 6.00% pay increase within Michael Baker’s guidelines based on his individual performance and placement in his salary range. Mr. McKnight received a 13.3% pay increase, effective December 13, 2012, in connection with his service in the Office of the Chief Executive.

Mr. Twomey received a 12.00% pay increase within Michael Baker’s guidelines based on his individual performance and placement in his salary range.

Grants of Plan Based Awards for 2012

As discussed in the “Compensation Discussion and Analysis” section above, Michael Baker did not utilize targets under the 2012 Incentive Compensation Plan. As a result, no discretionary incentive awards were granted under the 2012 Incentive Compensation Plan to named executive officers. To the extent any awards were made to the named executive officers in prior periods, the discretionary incentive awards are included in the “Summary Compensation Table”.

As discussed in the “Compensation Discussion and Analysis” above, based upon Michael Baker’s performance in 2011, in which the Company achieved 40% of the performance targets, an award was made to participants of the Long Term Incentive Plan in 2012. Each named executive officer received the amount of restricted stock provided in the Grants of Plan Based Awards for 2012 table provided below.

		Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)(1)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Bradley L. Mallory	4/13/2012	—	—	—	11,314	—	$—	$259,996
H. James McKnight	4/13/2012	—	—	—	3,046	—	—	69,997
Michael J. Zugay	4/13/2012	—	—	—	3,046	—	—	69,997
S. Robert Kallenbaugh(3)	4/13/2012	—	—	—	—	—	—	—
G. John Kurgan	4/13/2012	—	—	—	3,046	—	—	69,997
James M. Twomey	4/13/2012	—	—	—	1,044	—	—	23,991

(1)	Represents the award of restricted stock pursuant to Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” section above.

(2)

Represents the grant date fair value based on a share price of $22.98 in accordance with FASB ASC Topic 718 related to the award of restricted shares to the named executive officers pursuant to the Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” section above.

(3)	Mr. Kallenbaugh joined Michael Baker in October 2011 and was not an eligible participant of the Long-Term Incentive Plan for the award made in April 2012.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information regarding outstanding equity awards at December 31, 2012 for the individuals named in the “Summary Compensation Table” set forth above.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Options Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout of Unearned Shares, Units or Other Rights That Have Not Vested
H. James McKnight	—	—	—	—	N/A	7,655	$190,839	—	—
Michael J. Zugay	—	—	—	—	N/A	7,655	190,839	—	—
S. Robert Kallenbaugh	—	—	—	—	N/A	—	—	—	—
G. John Kurgan	—	—	—	—	N/A	7,655	190,839	—	—
James M. Twomey	—	—	—	—	N/A	2,361	58,860	—	—

(1)

Represents the unvested portion of the awards of restricted stock made under Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” section above. The awards of restricted stock vest in equal installments on each of the three annual anniversary dates following the date of the award, contingent upon the recipient’s continued employment at Michael Baker and subject to the terms of the Long Term Incentive Plan and Restricted Stock Agreements.

(2)	The market value of the unvested restricted stock is computed by using the closing price of a share of Michael Baker’s common stock as quoted on the NYSE MKT at December 31, 2012, which was $24.93.

2012 Option Exercises and Stock Vested

The following table provides information regarding the options exercised and stock awards that vested during fiscal year 2012 with respect to the named executive officers.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercised ($)	Number of shares acquired on vesting (#)(1)		Value realized on vesting ($)(2)
Bradley L. Mallory	—	—	40,025	(3)	$988,107	(4)
H. James McKnight	—	—	3,140		75,664
Michael J. Zugay	—	—	3,140		75,664
S. Robert Kallenbaugh	—	—	—		—
G. John Kurgan	—	—	3,140		75,664
James M. Twomey	—	—	897		21,615

(1)

Represents the vested portion of the awards of restricted stock made under Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” section above. The awards of restricted stock vest in equal installments on each of the three annual anniversary dates following the date of the award, contingent upon the recipients continued employment at Michael Baker.

(2)

Represents the value of the vested portion of the awards of restricted stock made under Michael Baker’s Long-Term Incentive Plan, which is described in the “Compensation Discussion and Analysis” section above. The value is based on the closing price of a share of Michael Baker’s common stock on the NYSE MKT on the vesting date, which was $24.07 for the award vesting March 14th, and $24.12 for the award vesting June 17th.

(3)	Pursuant to Mr. Mallory’s severance agreement, his outstanding restricted stock awards, 28,362 total restricted shares, vested on December 31, 2012.

(4)

Represents the total value of Mr. Mallory’s vested restricted stock awards throughout 2012, including the value of those awards vesting pursuant to the separation agreement on December 31, 2012, which had a value based on the closing price of $24.93.

Potential Payments on Termination or Change in Control

General

Michael Baker does not generally provide employment or severance agreements to its executive officers, and none of the named executive officers has an employment agreement with Michael Baker. In December 2012, Michael Baker entered into a separation agreement with Mr. Mallory, whose employment with Michael Baker ended effective on December 31, 2012. In accordance with the terms of Mr. Mallory’s separation agreement, Mr. Mallory was entitled to receive certain severance and other benefits in consideration for Mr. Mallory’s agreement to a release of claims against Michael Baker and its affiliates, along with other customary covenants. Mr. Mallory received a severance amount equal to $430,497.60 minus all lawful withholdings and less any prior payments for accrued unused vacation in excess of five days or severance under the Michael Baker’s standard severance policy. Mr. Mallory’s severance amount is payable in equal installments on Michael Baker’s normal bi-weekly payroll dates during 2013. Mr. Mallory’s receipt of the severance amount is contingent upon his continued cooperation with the terms of his severance agreement. Mr. Mallory also received full vesting of 28,362 outstanding restricted stock awards that he received under the Long-Term Incentive Plan, which had a value of $707,065 based on a closing price of $24.93 on December 31, 2012.

The amounts Mr. Mallory received as a payment for accrued vacation and severance are reflected in the Summary Compensation table above. The vesting of Mr. Mallory’s restricted shares is reflected in the 2012 Option Exercises and Stock Vested table above.

Employment Continuation Agreements

The named executive officers entered into employment continuation agreements with Michael Baker on April 20, 2009. Under the terms of these agreements, if the executive is employed on the date on which a change of control, as defined in the agreement, occurs, the executive will be entitled to remain employed by Michael Baker until the 24 month anniversary of the change of control, subject to the termination provisions described below. During such employment period, the executive’s position will be at least commensurate with that held immediately prior to the change of control and the executive’s services will be performed at the location where the executive was employed immediately before the change of control or at a different location within a specified distance from such location. During the employment period, the executive will:

(a) receive a base salary at a monthly rate at least equal to the monthly salary paid to the executive immediately prior to the change of control,

(b) be afforded the opportunity to receive a bonus (i) on terms and conditions no less favorable to the executive than the annual bonus opportunity made available to the executive for the fiscal year ended immediately prior to the change of control and (ii) in an amount not less than the average bonus earned by the executive during the three fiscal year period immediately prior to the change of control,

(c) participate in all long-term incentive compensation programs for key executives and benefit plans at a level that is commensurate with the executive’s opportunity to participate in such plans immediately prior to the change of control, or if more favorable, at the level made available to the executive or other similarly situated officers at any time thereafter,

(d) receive vacation and fringe benefits, expense reimbursement and office and support staff at a level that is commensurate with the executive’s benefits immediately prior to the change of control, or if more favorable, at the level made available to the executive or other similarly situated officers at any time thereafter, and

(e) be indemnified, during and after his employment period, for claims arising from or out of the executive’s performance as an officer, director or employee of Michael Baker to the maximum extent permitted by applicable law and Michael Baker’s governing documents. Michael Baker is also required to maintain existing or comparable insurance policies covering such matters at a level of protection that is no less than that afforded under Michael Baker’s governing documents in effect immediately prior to the change of control.

If an executive’s employment is terminated within the 24 month employment period after a change of control due to death or disability, as defined in the agreement, the executive will receive only the executive’s base salary through the date of termination, any vested amounts or benefits under Michael Baker’s benefit plans, including accrued but unpaid vacation, and any benefits payable for death or disability under applicable plans or policies. If, after a change of control, an executive’s employment is terminated within the 24 month employment period by Michael Baker for cause, as defined in the agreement, or the executive voluntarily terminates his or her employment other than for good reason, as defined in the agreement, the executive will receive only the executive’s base salary through the date of termination and any vested amounts or benefits under Michael Baker’s benefit plans, including accrued but unpaid vacation.

If, after a change of control, an executive’s employment is terminated within the 24 month employment period by Michael Baker other than for cause or the executive terminates his or her employment for good reason, the executive will receive (a) the executive’s base salary through the date of termination, (b) a cash amount equal to two times the sum of the executive’s annual base salary and the average of the bonuses payable to the executive for Michael Baker’s three fiscal years ending immediately prior to the change of control, subject to reduction as provided in the agreement, including for any further salary payable to executive for periods following termination of employment, and any severance benefit or separation pay otherwise payable to the executive under any Michael Baker benefit plan, policy, agreement or otherwise, and (c) any vested benefits under Michael Baker’s benefit plans, including accrued but unpaid vacation. The executive will also be entitled to continue participation in all of Michael Baker’s employee and executive welfare and fringe plans until the earlier of the 24 month anniversary of the termination date or the date the executive becomes eligible for comparable benefits under a similar plan, policy or program of a subsequent employer. The amounts are subject to further reduction as may be necessary to avoid characterization of amounts as “excess parachute payments” under the Internal Revenue Code, and no tax gross-up payouts are provided for under the agreements.

Michael Baker will also pay the executive’s costs incurred in enforcing the employment continuation agreement if the executive is the prevailing party in a dispute. The agreement also contains requirements and restrictions applicable to the executive’s disclosure of Michael Baker confidential information and return of Michael Baker property following a termination of employment.

Amended and Restated Employment Continuation Agreements

On February 27, 2013, Michael Baker Corporation (the “Company”) entered into amended and restated employment continuation agreements with its executive officers who previously had such agreements, including named executive officers with the exception of Mr. Kurgan, which became effective on February 25, 2013. The agreements amend and restate the original agreements that were originally executed in 2009. The Company also entered into new employment continuation agreements on February 27, 2013 with its executive officers who did not previously have such agreements, which became effective on February 25, 2013.

Under each amended and restated employment continuation agreement (or new agreement, as applicable, each referred to as the “Agreement”), if the executive is employed on the date on which a change of control, as defined in the Agreement, occurs then the executive will be entitled to remain employed by the Company for a specified period, thirty-six months in the case of Messrs. McKnight and Zugay and twenty-four months in the case of other executive officers, following the change of control, subject to the termination provisions described below. During such employment period, the executive’s position, including title in the case of Messrs. McKnight and Zugay, will be at least commensurate with that held immediately prior to the change of control and the executive’s services shall be performed at the location where the executive was employed immediately before the change of control or at a different location within a specified distance from such location. During the employment period, the executive shall (a) receive a base salary at a monthly rate at least equal to the monthly salary paid to the executive immediately prior to the change of control, (b) be afforded the opportunity to receive a bonus (i) on terms and conditions no less favorable to the executive than the annual bonus opportunity made available to the executive for the fiscal year ended immediately prior to the change of control and (ii) in an amount not less than the greater of (x) 50% of annual base salary, in the case of Messrs. McKnight and Zugay, or 25% of annual base salary, in the case of other executive officers, and (y) the bonus earned by executive for the fiscal year immediately prior to the change of control, (c) participate in all long-term incentive compensation programs for key executives and benefit plans at a level that is commensurate with the executive’s opportunity to participate in such plans immediately prior to the change of control, or if more favorable, at the level made available to the executive or other similarly situated officers at any time thereafter, (d) receive vacation and fringe benefits, expense reimbursement and office and support staff at a level that is commensurate with the executive’s benefits immediately prior to the change of control, or if more favorable, at the level made available to the executive or other similarly situated officers at any time thereafter, and (e) be indemnified, during and after his employment period, for claims arising from or out of the executive’s performance as an officer, director or employee of the Company to the maximum extent permitted by applicable law and the Company’s governing documents. The Company is also required to maintain existing or comparable insurance policies covering such matters at a level of protection that is no less than that afforded under the Company’s governing documents in effect immediately prior to the change of control.

If an executive’s employment is terminated after a change of control due to death or disability, as defined in the Agreement, the executive will receive only the executive’s base salary through the date of termination, any vested amounts or benefits under the Company’s benefit plans, including accrued but unpaid vacation, and any benefits payable for death or disability under applicable plans or policies. If, after a change of control, an executive’s employment is terminated by the Company for cause, as defined in the Agreement, or the executive voluntarily terminates his or her employment other than for good reason, as defined in the Agreement, the executive shall receive only the executive’s base salary through the date of termination and any vested amounts or benefits under the Company’s benefit plans, including accrued but unpaid vacation. If, after a change of control, an executive’s employment is terminated by the Company other than for cause or the executive terminates his or employment for good reason the executive shall receive (a) the executive’s base salary through the date of termination, (b) a cash amount equal to three times, in the case of Messrs. McKnight and Zugay, or two times, in the case of the other executive officers, the sum of the executive’s annual base salary and bonus amount, which bonus amount is equal to the greater of (x) 50% of annual base salary, in the case of Messrs. McKnight and Zugay, or 25% of annual base salary, in the case of other executive officers, and (y) the average of the bonuses payable to the executive for the Company’s three fiscal years ending immediately prior to the change of control, subject to reduction as provided in the Agreement, including for any further salary payable to executive for periods following termination of employment and any severance benefit or separation pay otherwise payable to the executive under any Company benefit plan, policy, agreement or otherwise, and (c) any vested benefits under the Company’s benefit plans, including accrued but unpaid vacation. The executive shall also be entitled to continue participation in all of the Company’s employee and executive welfare and fringe plans until the earlier of the thirty-six month, in the case of Messrs. McKnight and Zugay, or twenty-four month, in the case of other executive officers, anniversary of the termination date and the date the executive becomes eligible for comparable benefits under a similar plan, policy or program of a subsequent employer. The amounts described are subject to further reduction as may be necessary to avoid characterization of amounts as “excess parachute payments” under the Internal Revenue Code.

The Company will also pay the executive’s costs incurred in enforcing the Agreement. The Agreement also contains requirements and restrictions applicable to the executive’s disclosure of Company confidential information, return of Company property following a termination of employment, non-competition for a thirty-six month period following termination in the case of Messrs. McKnight and Zugay, and non-solicitation for thirty-six months in the case of Messrs. McKnight and Zugay, or twenty-four months in the case of other executive officers, following termination of employment.

The Agreement also provides the same payments and benefits otherwise payable to an executive upon a termination of employment following a change of control if:

•	an executive’s employment is terminated following a “potential change of control”, as defined in the Agreement, prior to a change of control, and

•

a change of control that also constitutes a change in ownership or effective control of the Company or in the ownership of a substantial portion of the Company’s assets under Internal Revenue Code section 409A occurs within one year of the executive’s termination of employment.

The Agreement term is three years in the case of Messrs. McKnight and Zugay, and two years in the case of other executive officers, in each case with automatic annual extensions unless notice otherwise is provided.

Long-Term Incentive Plan

Pursuant to Michael Baker’s Long-Term Incentive Plan, and as provided in the Restricted Stock Agreements executed in connection with the awards thereunder and described below, the participants of the Long-Term Incentive Plan have the following rights with respect to the restricted stock awarded under the Long-Term Incentive Plan in the event of a termination:

(a) Death, Disability or Retirement.    All restrictions placed upon restricted stock shall lapse immediately upon termination of the participant’s employment with Michael Baker if such termination is by reason of the participant’s death, the disability of the participant covered by a long-term disability plan of Michael Baker then in effect, or if such termination occurs as the result of the participant’s retirement under any retirement plan of Michael Baker then in effect.

(b) Sale of Business Unit or Subsidiary.    All restrictions placed upon restricted stock shall lapse immediately upon termination of a participant’s employment due to the sale of a business unit or subsidiary of Michael Baker by which the participant is employed.

(c) Discretion.    The Compensation Committee may in its discretion allow restrictions on restricted stock to lapse prior to the date specified in an award agreement.

In addition to the rights of a participant under the Long-Term Incentive Plan, as described above, each executive’s Restricted Stock Agreement grants the following additional rights in the event of a termination:

(i) the restriction on disposition of the restricted stock granted as the award will lapse immediately if the termination of the participant’s employment with Michael Baker is “without cause” as that term is defined below and;

(ii) the restriction on disposition of the restricted stock granted as the award will lapse immediately if the participant voluntarily terminates their employment with Michael Baker for “good reason”.

“Good reason” means the occurrence of any of the following, without the consent of the participant:

(i) a reduction or adverse alteration in the nature of the participant’s position, duties or responsibilities from those in effect on the grant date;

(ii) the assignment to the participant of duties inconsistent with the participant’s position as of the grant date;

(iii) a reduction by Michael Baker in the participant’s base salary as in effect on the grant date, or as the same shall be increased from time to time;

(iv) Michael Baker requiring the participant to be based at a location in excess of fifty (50) miles from the location where the participant is based on the grant date, or

(v) any purported termination of the employment of the participant by Michael Baker other than a termination for “cause”;

For the purpose of the Restricted Stock Agreement a termination for “cause” shall mean any termination of employment where it can be shown that the participant has (aa) willfully failed to perform his or her employment duties, (bb) willfully engaged in conduct that is materially injurious to Michael Baker, monetarily or otherwise, or (cc) committed acts that constitute a felony under applicable federal or state law or constitute common law fraud; provided, further, that for purposes of the Restricted Stock Agreement no act or failure to act on a participant’s part shall be considered “willful” unless done, or omitted to be done, by him or her not in good faith and without reasonable belief that his or her action or omission was in the best interest of Michael Baker.

Provided, however, that the participant must provide notice to Michael Baker of any such act or failure to act within 90 days of the initial existence of such act or failure to act, and if Michael Baker remedies and corrects such act or failure to act during the period 30 days following the participant’s notice, such act or failure to act shall not constitute “good reason” under the Restricted Stock Agreement.

Along with the rights described above, the participants under Michael Baker’s Long-Term Incentive Plan are granted certain additional rights in the event of a change of control. A “Change of Control” under the Long-Term Incentive Plan means:

(i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act or any successor rule thereto) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act or any successor rule thereto) of securities of Michael Baker entitling such Person to 30% or more of the combined voting power of the then outstanding voting securities of Michael Baker entitled to vote generally in the election of directors (the “Voting Power”); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute or cause a Change of Control: (A) any acquisition directly from Michael Baker following which the members of the Board continue to be comprised of at least 51% of Continuing Directors, (B) any acquisition by Michael Baker, or (C) any acquisition by any employee benefit plan, employee stock ownership plan (or any related trust for such plans) sponsored or maintained by Michael Baker or by any corporation controlled by Michael Baker; or

(ii) Completion of a tender offer to acquire securities of Michael Baker entitling the holders thereof to 30% or more of the Voting Power of Michael Baker, excepting any acquisitions specified in subsection (i), above, that do not constitute or cause a Change of Control; or

(iii) A successful solicitation subject to Rule 14a-11 under the Exchange Act relating to the election or removal of 50% or more of the members of the Board or any class thereof shall be made by any Person other than the Company or less than 51% of the members of the Board shall be Continuing Directors; or

(iv) The occurrence of a merger, consolidation, share exchange, division or sale or other disposition of all or substantially all of Michael Baker’s assets, and as a result of which the shareholders of Michael Baker immediately prior to such transaction do not hold, directly or indirectly, immediately following such transaction a majority of the Voting Power of (i) in the case of a merger or consolidation, the surviving or resulting company, (ii) in the case of a share exchange, the acquiring company, or (iii) in the case of a division or a sale or other disposition of assets, each surviving, resulting or acquiring company which, immediately following the transaction, holds more than 30% of the consolidated assets of Michael Baker immediately prior to the transaction.

For purposes of this definition, “Continuing Directors” shall mean a director of Michael Baker who either (i) was a director of Michael Baker immediately prior to the Effective Date or (ii) is an individual whose election, or nomination for election, as a director of Michael Baker was approved by a vote of at least two-thirds of the directors then still in office who were Continuing Directors (other than an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors of Michael Baker which would be subject to Rule 14a-11 under the Exchange Act).

Except as otherwise expressly provided to the contrary in an award agreement made under the Long-Term Incentive Plan, in the event the employment of a participant is terminated by Michael Baker without cause within two years after the occurrence of a Change of Control, his or her restricted stock, restricted stock units, and other stock-based awards shall fully vest and, to the extent subject to an exercise right, may be exercised within one year after the date such termination occurred; provided, however, that the restricted stock units, and other stock-based awards shall remain payable on the date(s) provided in the underlying award agreement and provisions of the Long-Term Incentive Plan unless the Change of Control constitutes a change in ownership or effective control of Michael Baker or a change in the ownership of a substantial portion of the assets of Michael Baker under Section 409A of the Code (a “409A Change of Control”), in which such case the award shall be payable upon such Change of Control. For purposes of this paragraph, “without cause” shall mean any termination of employment where it cannot be shown that the employee has (i) willfully failed to perform his or her employment duties for Michael Baker, (ii) willfully engaged in conduct that is materially injurious to Michael Baker, monetarily or otherwise, or (iii) committed acts that constitute a felony under applicable federal or state law or constitute common law fraud. For purposes of this paragraph, no act or failure to act on the participant’s part shall be considered “willful” unless done, or omitted to be done, by him or her not in good faith and without reasonable belief that his or her action or omission was in the best interest of Michael Baker.

Except as otherwise expressly provided to the contrary in an award agreement, if any Change of Control occurs prior to the end of any performance period, all performance criteria and other conditions pertaining to performance share units and other awards under which payments are subject to performance goals shall be deemed to be achieved or fulfilled on a pro-rata basis for (i) the number of whole months elapsed from the commencement of the performance period through the Change of Control over (ii) the number of whole months included in the original performance period, measured at the actual performance level achieved or, if not determinable, in the manner specified by the Committee at the commencement of the performance period, and shall be waived by Michael Baker. Such awards shall be payable on the date(s) provided in the underlying award agreement and provisions of the Long-Term Incentive Plan unless the Change of Control constitutes a 409A Change of Control, in which such case the Award shall be payable upon such Change of Control.

Notwithstanding the foregoing, the Committee may condition the extension of exercise periods, lapse of restrictions and/or deemed achievement of performance goals upon the occurrence of a 409A Change of Control.

Separation Policy

During 2012, the named executive officers were covered by Michael Baker’s standard separation policy. Michael Baker’s separation policy provides for severance payments in the event an employee is terminated by Michael Baker other than for cause. While these severance payments are the minimum amounts that the named executive officers would receive under the Company’s standard separation policy, Michael Baker may negotiate the terms of severance arrangements with its executive officers based on the facts and circumstances of the separation. Michael Baker’s separation policy also provides that the amount of accrued vacation will be paid to employees who leave Michael Baker.

Michael Baker’s separation policy also provides that employees who have ten years of service and are at least 55 years of age, including the named executive officers who meet these criteria, and who retire from service at Michael Baker will receive a paid up life insurance policy of $5,000. As of December 31, 2012, Mr. Kallenbaugh, Mr. Twomey, Mr. Kurgan and Mr. McKnight meet the requirements and were eligible to receive the fully paid up life insurance policy.

Short-Term Incentive Plan

No post-termination benefits are available under the 2012 Incentive Compensation Plan for voluntary terminations by an individual. Under this plan, any participant whose employment is terminated by Michael Baker involuntarily other than for cause following the end of a plan year will not forfeit such participant’s right to any unpaid incentive awards for such plan year. In addition, any participant whose employment is terminated by Michael Baker involuntarily other than for cause after June 30 of a plan year will be entitled to a pro-rated incentive award for the period of employment during such plan year, subject to the discretion of the Compensation Committee, the other terms and conditions of the plan, and the achievement of the applicable performance goals and targets for such period.

Table Showing Compensation Available Under Certain Termination Scenarios as of December 31, 2012

The payments and benefits that would be provided to each named executive officer as a result of the plans described above are set forth in the table below as if the termination event had occurred on December 31, 2012:

Name	Plan and Agreement	Death or Disability	Payments upon Termination for Cause	Voluntary Resignation Other than Good Cause(1)	Payments upon Termination Other than for Cause	Voluntary Resignation for Good Cause
H. James McKnight	Long Term Incentive Plan(2)	$190,365	$—	$190,365	$190,365	$190,365
	Separation Policy	36,256	36,256	36,256	101,517	36,256
	Termination Subtotal(3)	226,621	36,256	226,621	291,882	226,621
	Employment Continuation Agreement(4)(5)(6)	—	—	—	811,498	811,498
	Change in Control Double Trigger Total(7)	226,621	36,256	226,621	1,103,380	1,038,119
Michael J. Zugay	Long Term Incentive Plan(2)	190,365	—	190,365	190,365	190,365
	Separation Policy	5,076	5,076	5,076	26,830	5,076
	Termination Subtotal(3)	195,441	5,076	195,441	217,195	195,441
	Employment Continuation Agreement(4)(5)(6)	—	—	—	808,062	808,062
	Change in Control Double Trigger Total(7)	195,441	5,076	195,441	1,025,257	1,003,503
S. Robert Kallenbaugh	Long Term Incentive Plan(2)	—	—	—	—	—
	Separation Policy	43,323	43,323	43,323	117,171	43,323
	Termination Subtotal(3)	43,323	43,323	43,323	117,171	43,323
	Employment Continuation Agreement(4)(5)(6)	—	—	—	—	—
	Change in Control Double Trigger Total(7)	43,323	43,323	43,323	117,171	43,323
G. John Kurgan	Long Term Incentive Plan(2)	190,365	—	190,365	190,365	190,365
	Separation Policy	27,178	27,178	27,178	105,927	27,178
	Termination Subtotal(3)	217,543	27,178	217,543	296,292	217,543
	Employment Continuation Agreement (4)(5)(6)	—	—	—	735,904	735,904
	Change in Control Double Trigger Total(7)	217,543	27,178	217,543	1,032,196	953,447
James M. Twomey	Long Term Incentive Plan(2)	58,710	—	—	58,710	58,710
	Separation Policy	10,459	10,459	10,459	79,392	10,459
	Termination Subtotal(3)	69,169	10,459	10,459	138,102	69,169
	Employment Continuation Agreement(4)(5)(6)	—	—	—	650,418	650,418
	Change in Control Double Trigger Total(7)	69,169	10,459	10,459	788,520	719,587

(1)

In all cases other than Mr. Twomey, who is age 55 and not eligible to receive retirement benefits, it is assumed the named executive officer would retire from service. As stated above in the description of rights with respect to the restricted stock awarded under the Long-Term Incentive Plan, all restrictions placed on restricted stock lapse immediately if termination is as the result of the participant’s retirement.

(2)	The market value of the unvested restricted stock is computed by using the closing price of a share of Michael Baker’s common stock as quoted on the NYSE MKT at December 31, 2012, which was $24.93.

(3)

The Termination Subtotal represents the amounts a named executive officer would receive if one of the termination events would occur without a prior change in control. Therefore, the Termination Subtotal does not include the amounts under the employment continuation agreements.

(4)	Under the employment continuation agreements, benefits are only payable upon the occurrence of a “double-trigger”, which requires a change of control to occur prior to any termination event.

(5)

The payment amounts a named executive officer would receive pursuant to the employment continuation agreement are non-duplicative of any benefits available under any other employment agreement and Michael Baker’s severance policy.

(6)

Under the employment continuation agreements, in the event that any benefit payable constitutes a “parachute payment” within the meaning of Internal Revenue Code Section 280G and would be subject to excise tax imposed by Section 4999 of the Internal Revenue Code, then payments shall be provided either in full or reduced to an amount in which no portion of the benefits would be subject to excise tax, whichever provides the greatest after-tax benefit. The amounts in the table represent the benefits without consideration of reduction to avoid excise tax.

(7)

The Change in Control Double Trigger Termination Total represents the amounts a named executive officer would receive if one of the termination events occurs with a prior change in control. The Change in Control Double Trigger Termination Total includes amounts under the employment continuation agreements, the Long-Term Incentive Plan, and Michael Baker’s standard separation policy.

Board of Directors Compensation

Employee directors receive no compensation for their service on the Board of Directors. From January 2012 through May 2012, each non-employee director of Michael Baker received an annual cash retainer equal to $17,000 for his or her services as director. In addition, each such non-employee director was entitled to receive $1,000 for each Board meeting that he or she attended in person and $750 for each committee meeting that he or she attended in person. If a non-employee director participated by telephone in a Board meeting or Board committee meeting, then such director was entitled to receive $100 for each meeting in which they participated. Further, the Chairman of the Board of Directors received an additional annual retainer equal to $15,000 for his services and $1,250 for each Board meeting that he attended in person. The chairperson of the Board committees, excluding the Audit Committee Chairman, received an additional annual retainer equal to $2,500 for services. The Audit Committee Chairman received an additional annual retainer equal to $4,500 for services. All non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings and other activities relating to the Board or its committees.

Beginning in June 2012, the non-employee directors no longer received the meeting attendance fees, but will receive an annual retainer in the amount of $25,000. The annual retainer will be paid ratably at the beginning of each quarter. The Chairman of the Board and the chairpersons of the Board committees will continue to receive the additional retainer for their service in their respective roles as detailed above. In addition, the Lead Director will receive an annual retainer of $5,000.

Non-employee directors may participate in the Outside Directors’ Deferred Compensation Plan, which provides the opportunity to voluntarily defer all or a portion of an eligible director’s compensation. Under this plan, any non-employee director may voluntarily defer their retainer and meeting fees until the sooner of the director’s termination of service as a director for any reason, or the date of payment specified by the director in the election deferral form. Payments from the plan are made in a single lump sum, unless the director elects to receive the payments in the form of either five or ten annual installments. The election to receive the payments in annual installments is irrevocable and applies to all future deferrals. The plan also permits the Board to make payments in the case of severe financial hardship, but only to the extent necessary to satisfy the hardship. The deferred compensation is credited monthly with interest equal to Michael Baker’s long-term borrowing rate as of the beginning of the plan year.

In addition, non-employee directors participate in the 1996 Nonemployee Directors Stock Incentive Plan, which provides long-term incentive compensation to eligible directors. Under this plan, each member of the Board of Directors who is not an employee on the first business day following the annual meeting of shareholders each year is granted (i) 1,500 restricted shares which will vest after a two-year period commencing on the date of the issuance of such restricted shares, subject to any change of control of Michael Baker (as defined in the plan), upon which all restrictions will lapse and (ii) an option to purchase 2,000 shares of Michael Baker’s common stock which is not exercisable until the six-month anniversary of the date of grant, subject to any change of control of Michael Baker (as defined in the plan), upon which such options become immediately and fully exercisable.

2012 Director Compensation Table

The following table discloses compensation received by each non-employee member of Michael Baker’s Board of Directors who served as a director during 2012:

Name	Fees Earned or Paid in Cash		Stock Awards(2)(3)	Option Awards(4)(5)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(6)		Total
Robert N. Bontempo	$30,550		$34,425	$24,831	$—	$—	$420		$90,226
Nicholas P. Constantakis	34,017		34,425	24,831	—	—	1,420	(7)	94,693
David L. DeNinno	19,250		34,425	24,831	—	—	210		78,716
Robert H. Foglesong	31,101		34,425	24,831	—	—	420		90,777
Mark E. Kaplan	35,884		34,425	24,831	—	—	420		95,560
John E. Murray Jr.	8,016		—	—	—	—	—		8,016
Pamela S. Pierce	31,383		34,425	24,831	—	—	420		91,059
Richard L. Shaw	44,767		34,425	24,831	—	—	162,136	(8)	266,159
Robert L. Van Antwerp	1,416	(1)	—	—	—	—	—		1,416
David N. Wormley	31,001		34,425	24,831	—	—	420		90,677

(1)

Lieutenant General (Ret.) Robert L. Van Antwerp was appointed to the Board of Directors on February 13, 2012, and attended one meeting before resigning on February 28, 2012. Mr. Van Antwerp received the standard meeting fees and expenses for his attendance at the meeting.

(2)

Reflects the grant date fair value with regard to each director’s grant of 1,500 shares of restricted stock computed in accordance with FASB ASC Topic 718 awarded under the 1996 Nonemployee Directors Stock Incentive Plan. For the assumptions used in valuing stock awards under FASB ASC Topic 718, see Note 18 of the Consolidated Financial Statements in the Annual Report for the year ended December 31, 2012.

(3)

The aggregate number of unvested restricted stock awards outstanding as of December 31, 2012 for each of the non-employee directors is as follows: Dr. Bontempo 3,000 shares, Mr. Constantakis 3,000 shares, Mr. DeNinno 1,500 Shares, General Foglesong 3,000 shares, Mr. Kaplan 3,000 shares, Ms. Pierce 3,000 shares, Mr. Shaw 3,000 shares and Dr. Wormley 3,000 shares.

(4)

Reflects grant date fair value with regard to each director’s grant of 2,000 stock options computed in accordance with FASB ASC Topic 718 related to the awards of stock options under the 1996 Nonemployee

Directors Stock Incentive Plan. For the assumptions used in valuing option awards under FASB ASC Topic 718, see Note 18 of the Consolidated Financial Statements in the Annual Report for the year ended December 31, 2012.

(5)

The aggregate number of stock options outstanding as of December 31, 2012 for each of the non-employee directors is as follows: Dr. Bontempo 20,000 shares, Mr. Constantakis 20,000 shares, Mr. DeNinno 2,000 shares, General Foglesong 12,000 shares, Mr. Kaplan 8,000 shares, Ms. Pierce 14,000 shares, Mr. Shaw 16,000 shares and Dr. Wormley 8,000 shares.

(6)	All other compensation includes the dividend amount paid on the non-employee directors restricted stock.

(7)	Includes a $1,000 contribution made to Villanova University under Michael Baker’s matching gift program made by Mr. Constantakis.

(8)

Includes $106,252 in annual compensation, $45,038 in life insurance benefits and $10,426 in medical and dental benefits paid to or on behalf of Mr. Shaw pursuant to his Consulting Agreement, as described below.

Along with the compensation paid to the above named non-employee directors of Michael Baker’s Board of Directors, during 2012, Michael Baker paid an annual retainer of $17,667 to Mr. William Copeland, who serves as a director emeritus. As an emeritus director, Mr. Copeland may participate in board meetings as a non-voting member of the Board. In January 2013, Mr. Copeland’s emeritus director status was changed, and as a result, he will no longer receive an annual retainer after the first quarter of 2013.

Mr. Shaw has a Consulting Agreement, which was amended and restated on April 25, 2001, upon his resignation as Chief Executive Officer, whereby he agreed to perform consulting services for Michael Baker for a two year term. The Consulting Agreement has been extended for a variety of two or one-year periods, most recently, through April 2013. The Consulting Agreement provides annual compensation of $106,252. The Consulting Agreement also provides for a supplemental retirement benefit of $5,000 per month for life, including the life of his surviving spouse, paid life insurance premiums for himself, and paid health insurance premiums for himself and his spouse for life. These benefits are payable after his retirement if he is not consulting. If Mr. Shaw did not perform consulting services after December 31, 2012, the estimated value of this benefit is $818,460. This amount was fully accrued at December 31, 2012.

Compensation Committee Interlocks and Insider Participation

During 2012, Michael Baker had no interlocking relationships in which (i) an executive officer of Michael Baker served as a member of the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of Michael Baker; (ii) an executive officer of Michael Baker served as a director of another entity, one of whose executive officers served on the Compensation Committee of Michael Baker; or (iii) an executive officer of Michael Baker served as a member of the compensation committee of another entity, one of whose executive officers served as a director of Michael Baker. No member of the Compensation Committee was at any time during the 2012 fiscal year or at any other time an officer or employee of the Company, and no member had any relationship with Michael Baker requiring disclosure under Item 404 of SEC Regulation S-K.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included above with management.

Based on the review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Proxy Statement.

Respectfully submitted, Nicholas P. Constantakis	Robert H. Foglesong	David N. Wormley

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 about equity awards under our equity compensation plans and arrangements in the aggregate:

Plan Category	(a) Number of securities to be issued upon exercise	(b) Weighted-average exercise price	(c) Securities available for future issuance
Equity compensation plans approved by shareholders	116,000	$28.27	1,018,322
Equity compensation plans not approved by shareholders	—	—	—

Total	116,000	$28.27	1,018,322

a.	Number of securities to be issued upon exercise of outstanding options, warrants and rights.

b.	Weighted-average exercise price of outstanding options, warrants and rights.

c.	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)].

Security ownership of certain beneficial owners and management

Director and Executive Officer Stock Ownership

Under the SEC’s rules, a person beneficially owns Michael Baker common stock if the person has the power to vote or dispose of the shares, or if such power may be acquired, by exercising options or otherwise, within 60 days. The table below shows the amount and percentage of Michael Baker common stock that is beneficially owned, as of December 31, 2012, by the named executive officers in the “Summary Compensation Table” presented in the Compensation Discussion and Analysis section above, Michael Baker’s current non-employee directors and all of Michael Baker’s directors and executive officers as a group. Each person has sole voting power and sole dispositive power, unless indicated otherwise. No shares have been pledged as security by the named executive officers or non-employee directors.

Executive Officer	Shares of Common Stock Owned(1)(2)	Options Exercisable within 60 days	Total	Percent of Class
S. Robert Kallenbaugh	34,815	—	34,815		*
G. John Kurgan	36,006	—	36,006		*
H. James McKnight	11,942	—	11,942		*
James M. Twomey	3,765	—	3,765		*
Michael Zugay	17,951	—	17,951		*

Non-employee Director	Shares of Common Stock Owned(2)		Options Exercisable within 60 days	Total		Percent of Class
Robert N. Bontempo	26,000		20,000	46,000		*
Nicholas P. Constantakis	30,500	(3)	20,000	50,500	(3)	*
David L. DeNinno	1,500		2,000	3,500		*
Robert H. Foglesong	10,500		14,000	24,500		*
Mark E. Kaplan	7,500		10,000	17,500		*
Pamela S. Pierce	12,000		16,000	28,000		*
Richard L. Shaw	10,500	(4)	16,000	26,500	(4)	*
David N. Wormley	7,500		10,000	17,500		*
Directors and Executive Officers as a Group (16 persons)				374,723		3.88%

*	Less than 1%

(1)

This amount includes the number of shares of common stock indicated for each of the following persons or group which are allocated to their respective accounts as participants in the Michael Baker 401(k) Plan, referred to as the “Baker 401(k) Plan” and as to which they are entitled to give binding voting instructions to the trustee of the Baker 401(k) Plan: Mr. Kallenbaugh 15 shares, Mr. Kurgan 5,579 shares, Mr. McKnight 479 shares, Mr. Zugay 3,406 shares, and all executive officers as a group 12,070 shares. This amount also includes the number of shares of common stock for each of the following individuals purchased under Michael Baker’s Employee Stock Purchase Plan: Mr. Kurgan 1,513 shares, Mr. Twomey 263 shares, Mr. Zugay 2,060 shares, and all executive officers as a group 6,744 shares. Baker 401(k) Plan and Employee Stock Purchase Plan holdings have been rounded to the nearest full share.

(2)

This amount includes restricted stock over which the directors and executive officers do not have dispositive power until restrictions lift as follows: Dr. Bontempo 3,000 shares, Mr. Constantakis 3,000 shares, Mr. DeNinno 1,500 shares, General Foglesong 3,000 shares, Mr. Kaplan 3,000 shares, Mr. Kurgan 7,636 shares, Mr. McKnight 7,636 shares, Ms. Pierce 3,000 shares, Mr. Shaw 3,000 shares, Mr. Twomey 2,355 shares, Dr. Wormley 3,000 shares, and Mr. Zugay 7,636 shares. Mr. Kallenbaugh received 34,800 shares as part of the purchase of RBF Consulting, which are held in escrow to settle any potential claims against the sellers. Half of Mr. Kallenbaugh’s 34,800 shares held in escrow, may be sold as long as the proceeds equal to the acquisition share price remain in escrow.

(3)	This amount includes 24,500 shares gifted by Mr. Constantakis to his spouse for which Mr. Constantakis disclaims beneficial ownership.

(4)	This amount includes 7,500 shares gifted by Mr. Shaw to his spouse for which Mr. Shaw disclaims beneficial ownership.

Owners of More Than 5%

The following table shows shareholders who are known to Michael Baker to be a beneficial owner of more than 5% of Michael Baker’s common stock as of December 31, 2012:

Name and Address of Beneficial Owner	Shares of Common Stock(1)		Percent of Class(2)
Baker 401(k) Plan	1,017,778	(3)	10.54%
Michael Baker Corporation
Airside Business Park
100 Airside Drive
Moon Township, PA 15108

Corbyn Investment Management, Inc.	927,732	(4)	9.61%
2330 W. Joppa Road, Suite 108
Lutherville, MD 21093

Wellington Management Company, LLP	548,854	(5)	5.68%
280 Congress Street
Boston, MA 02210

Investment Counselors of Maryland, LLC	534,800	(6)	5.54%
803 Cathedral Street
Baltimore, MD 21201

Blackrock, Inc.	507,355	(7)	5.25%
40 East 52nd Street
New York, NY 10022

Thomas J Campbell	498,121	(8)	5.16%
c/o DC Capital Partners
11 Canal Center Plaza, Suite 350
Alexandria, VA 22314

(1)

Under SEC regulations, a person who has or shares voting or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Unless otherwise indicated in the other footnotes below, each person has sole voting power and sole investment power as to all shares listed opposite such person’s name.

(2)

The percent of class is calculated by dividing the shares of common stock reported for each beneficial owner by the number of shares that are outstanding as of February 28, 2013, which is 9,656,293, as disclosed on the Company’s Form 10-K cover for the fiscal year ended December 31, 2012.

(3)

The Baker 401(k) Plan requires the trustee to vote the shares held by the trust in accordance with the instructions from the participants for all shares allocated to such participants’ accounts. Allocated shares for which no such instructions are given are voted by the trustee in the same proportion as the votes for which participant instructions are given. In the case of a tender offer, allocated shares for which no instructions are given are not voted or tendered.

(4)

Based solely on the information set forth in the Schedule 13G filed January 17, 2013, Corbyn Investment Management, Inc. beneficially owns 280,427 shares, while Greenspring Fund, Inc., for which Corbyn Investment Management, Inc. serves as investment advisor, beneficially owns 647,305 shares. Due to its power to direct the disposition and direct the vote over such shares, Corbyn Investment Management, Inc. shares both dispositive and voting power with respect to the 927,732 shares.

(5)

Based solely on the information set forth in the Schedule 13G/A filed February 14, 2013, Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own 548,854 shares which are held of record by clients of Wellington Management Company, LLP.

(6)

Based solely on the information set forth in the Schedule 13G filed February 7, 2013, all shares of common stock are owned by various advisory clients of Investment Counselors of Maryland, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, due to its discretionary power to make investment decisions over such shares for its clients and its ability to vote such shares. Accordingly, Investment Counselors of Maryland, LLC shares both voting and dispositive power with respect to the 534,800 shares.

(7)	Based solely on the information set forth in the Schedule 13G/A filed February 11, 2013, Blackrock, Inc. has sole voting and dispositive power with respect to 507,355 shares.

(8)	Based solely on the information set forth in the Schedule 13D/A filed February 7, 2013, Mr. Thomas J. Campbell has sole voting and dispositive power with respect to 498,121 shares.

Item 13.  Certain Relationship and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

Related Party Transaction Approval Policy.    It is Michael Baker’s policy that the Governance and Nominating Committee review and approve, in advance, all related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission. If advance approval is not feasible, then the Governance and Nominating Committee must approve or ratify the transaction at the next scheduled meeting of the Governance and Nominating Committee. Transactions required to be disclosed pursuant to Item 404 include any transaction between Michael Baker and any officer, director or certain affiliates of Michael Baker that has a value in excess of $120,000. In reviewing related party transactions, the Governance and Nominating Committee evaluates all material facts about the transaction, including the nature of the transaction, the benefit provided to Michael Baker, whether the transaction is on commercially reasonable terms that would have been available from an unrelated third party, and any other factors necessary to its determination that the transaction is fair to Michael Baker. Michael Baker’s Board has adopted the written Statement of Policy with Respect to Related Party Transactions, a copy of which is available on Michael Baker’s website at http://www.mbakercorp.com and is available in print to any stockholder upon request.

In order to facilitate Michael Baker’s compliance with certain state regulatory requirements, David J. Greenwood, a registered professional engineer, holds a 33% ownership interest in a Pennsylvania partnership, Baker and Associates, which was established for the purpose of practicing professional engineering in those states. Mr. Greenwood receives no gain or profit from the partnership or the contracts into which it entered. All profits from such contracts are assigned by the partnership to Michael Baker or a subsidiary.

Mr. Shaw has entered into a Consulting Agreement through April 2013 which provides annual compensation of $106,252. In addition, under the Consulting Agreement, Michael Baker pays the costs of health insurance and maintains life insurance for Mr. Shaw. The Consulting Agreement provides for a supplemental retirement benefit of $5,000 per month for life, including the life of his surviving spouse, paid life insurance premiums for himself, and paid medical insurance premiums for himself and his spouse for life. Mr. Shaw will begin receiving the monthly supplemental retirement benefit in May 2013.

Director Independence

The Board has adopted categorical standards to assist it in determining whether its members meet the independence requirements of the NYSE MKT. The Board has reviewed the independence of its members under the NYSE MKT listing standards and has determined that a majority of its members are independent. Specifically, none of the following directors, Dr. Bontempo, Mr. Constantakis, Mr. DeNinno, General (Ret.) Foglesong, Mr. Kaplan, Ms. Pierce and Dr. Wormley, has a material relationship with Michael Baker and each such director meets the independence requirements of the NYSE MKT.

Item 14.  Principal Accountant Fees and Services.

This table shows the aggregate fees for services provided by Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011:

	2012		2011
Audit Fees	$555,511	(1)	$603,609	(1)
Audit-Related Fees	49,400	(2)	19,275	(2)
Tax Fees	—	(3)	8,492	(3)
All Other Fees	3,159	(4)	130,060	(4)

Total Fees	$608,070		$761,436

(1)

Deloitte & Touche LLP’s audit fees represent the aggregate fees billed for fiscal year 2012 or 2011, as indicated, for professional services rendered by Deloitte & Touche LLP for the audit of Michael Baker’s annual financial statements and review of financial statements included in Michael Baker’s Quarterly Reports on Form 10-Q. Included in the audit fees for fiscal year 2011 are fees associated with the integration of RBF Consulting and the review of Michael Baker’s registration statement on Form S-8.

(2)	For fiscal years 2012 and 2011 these amounts reflect services related to the Baker 401(k) Plan audit fees, as well as fees associated with Goodwill analysis in 2012.

(3)	These amounts reflect services in 2011 related to Nigerian corporate taxes, Nigerian PAYE taxes and Nigerian work-related VAT taxes.

(4)

These amounts reflect fees related to access to Deloitte & Touche LLP’s online technical accounting library in 2011 and 2012, which were paid in 2011, as well as fees associated with the due diligence of various potential transactions.

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

The annual audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee. All other permitted services must also be pre-approved by the Audit Committee.

The Chief Financial Officer determines whether services to be provided require pre-approval or are included within the list of pre-approved services.

All services provided by Deloitte & Touche LLP in fiscal years 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated in Item 8 of Part II of this Report by reference to the consolidated financial statements within Exhibit 13.1 to this Form 10-K:

(a)(2)	Consolidated financial statement schedules:

Schedule II — Valuation and Qualifying Accounts

(In thousands)		Additions charged to
Description	Beginning balance	Expense		Other accounts	Deductions		Ending balance
For the year ended December 31, 2012:
Income tax valuation allowance	$9,872	$1,583	(1)	$—	$—	(2)	$11,455
Allowance for doubtful accounts	1,259	3,013	(3)	—	(1,357	)(4)	2,915
For the year ended December 31, 2011:
Income tax valuation allowance	$11,441	$365	(5)	$—	$(1,934	)(2)	$9,872
Allowance for doubtful accounts	601	1,131	(3)	—	(473	)(4)	1,259
For the year ended December 31, 2010:
Income tax valuation allowance	$11,458	$529	(5)	$—	$(546	)(2)	$11,441
Allowance for doubtful accounts	723	519	(3)	—	(641	)(4)	601

(1)	Relates primarily to additions to valuation allowances for state net operating losses.

(2)	Relates to reductions in valuation allowances against state net operating losses, foreign tax credits carryforwards, capital loss and other deferred tax assets.

(3)	The expense primarily reflects accounts receivable balances reserved during the year.

(4)	The deduction amount primarily reflects accounts receivable balances written off during the year as well as recoveries of allowances previously expensed.

(5)	Relates to additions to valuation allowances for capital loss carryforwards.

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on Consolidated Financial Statement Schedules for the years ended December 31, 2012, 2011 and 2010 (included as Exhibit 99.1 to this Form 10-K).

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

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Report on Form 8-K dated January 19, 2013, and incorporated herein by reference.

4.1

Form of Indenture, between the Company and one or more trustees to be named, filed as Exhibit 4.6 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

10.1	2012 Incentive Compensation Plan (attachments excluded), filed herewith.*

10.2	Michael Baker Corporation Employee Stock Purchase Plan, filed as Exhibit A to our Definitive Proxy Statement on Schedule 14A on April 16, 2010, and incorporated herein by reference.*

10.3	Michael Baker Corporation Long-Term Incentive Plan, filed as Exhibit B to our Definitive Proxy Statement on Schedule 14A on April 16, 2010, and incorporated herein by reference.*

10.4

Form of Michael Baker Corporation Long-Term Incentive Plan, Restricted Stock Agreement between Jeremy N. Gill, David J. Greenwood, David G. Higie, Jeffery S. Hill, James M. Kempton, Samuel C. Knoch, G. John Kurgan, H. James McKnight, James M. Twomey, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.2 to our quarterly report on Form 10-Q for the year ended June 30, 2010, and incorporated herein by reference.*

10.4(a)

Form of Michael Baker Corporation Long-Term Incentive Plan, Restricted Stock Agreement amended and restated on June 17, 2010 between Jeremy N. Gill, David J. Greenwood, David G. Higie, Jeffery S. Hill, James M. Kempton, Samuel C. Knoch, G. John Kurgan, H. James McKnight, James M. Twomey, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.4(a) to our annual report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.*

10.4(b)

Form of Michael Baker Corporation Long-Term Incentive Plan, Restricted Stock Agreement amended and restated on March 24, 2011 between Jeremy N. Gill, David J. Greenwood, David G. Higie, Jeffery S. Hill, James M. Kempton, Samuel C. Knoch, G. John Kurgan, H. James McKnight, James M. Twomey, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.4(b) to our annual report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.*

10.5

Consulting Agreement dated April 25, 2001, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Quarterly Report on Form 10-Q for the period ended June 30, 2001, and incorporated herein by reference.*

10.5(a)

First Amendment to Consulting Agreement effective April 26, 2003, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.*

10.5(b)

Second Amendment to Consulting Agreement effective April 26, 2005, by and between us and Richard L. Shaw, filed as Exhibit 10.2(a) to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, and incorporated herein by reference.*

10.5(c)

Third Amendment to Consulting Agreement effective April 26, 2006, by and between us and Richard L. Shaw, filed as Exhibit 10.2(c) to our Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

Exhibit No.	Description

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

Eighth Amendment to Consulting Agreement effective April 26, 2011, by and between us and Richard L. Shaw, filed as Exhibit 10.5(h) to our Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.*

10.5(i)

Ninth Amendment to Consulting Agreement effective April 26, 2012, by and between us and Richard L. Shaw, filed as exhibit 10.5(i) to our annual report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.*

10.6

Credit Agreement dated September 30, 2010 by and between the Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to our Report on Form 8-K dated September 30, 2010, and incorporated herein by reference.

10.6(a)

First Amendment to the Credit Agreement dated November 8, 2012 by and between the Company and Citizens Bank of Pennsylvania, PNC Bank, National Association and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to our Report on Form 8-K dated November 8, 2012, and incorporated herein by reference.

10.7	1996 Nonemployee Directors’ Stock Incentive Plan, filed as Exhibit A to our definitive Proxy Statement on Schedule 14A on April 24, 1996, and incorporated herein by reference.*

10.7(a)	Amendment to the 1996 Nonemployee Directors’ Stock Incentive Plan, filed as Appendix B to our definitive Proxy Statement on Schedule 14A on March 24, 2004, and incorporated herein by reference.*

10.8

Office Sublease Agreement dated August 6, 2001, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 (exhibits omitted), and incorporated herein by reference.

10.8(a)

Third Amendment to Office Sublease Agreement dated February 19, 2003, by and between us and Airside Business Park, L.P., filed as Exhibit 10.7(a) to our Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.8(b)

Fourth Amendment to Office Sublease Agreement dated June 10, 2011, by and between us and Airside Business Park, L.P., filed as exhibit 10.1 to our Quarterly Report on Form 10-Q dated June 30, 2011, and incorporated herein by reference.

10.9

Form of Employment Continuation Agreement between Jeremy N. Gill, David J. Greenwood, David G. Higie, Jeffery S. Hill, James M. Kempton, Samuel C. Knoch, G. John Kurgan, H. James McKnight, James M. Twomey, Michael Ziemianski and Michael J. Zugay, filed as Exhibit 10.1 to our Report on Form 8-K dated April 17, 2009, and incorporated herein by reference.*

Exhibit No.	Description

10.10

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

10.11

Stock Purchase Agreement, dated as of May 3, 2010, by and among The LPA Group Incorporated, Arthur E. Parrish, Robert Glenn Lott, Arthur E. Parrish, as Shareholders’ Representative, and Michael Baker Corporation filed as Exhibit 10.1 to our Report on Form 8-K dated May 3, 2010, and incorporated herein by reference.

10.12

Separation Agreement, dated as of December 13, 2012, between Bradley L. Mallory and Michael Baker Corporation, filed as Exhibit 10.1 to our Report on Form 8-K/A dated December 31, 2012, and incorporated herein by reference.

13.1

Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), and Supplemental Financial Information, filed herewith and to be included as the Financial Section of the Annual Report to Shareholders for the year ended December 31, 2012.

21.1	Subsidiaries, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP), filed herewith.

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Co-Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP) on consolidated financial statement schedules for the years ended December 31, 2012, 2011 and 2010, filed herewith.

101

Our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Exchange Act, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Exchange Act or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL BAKER CORPORATION

Dated: March 5, 2013	By:	/s/ Michael J. Zugay
Michael J. Zugay
Office of the Chief Executive
Executive Vice President, Chief Financial
Officer and Chief Administrative Officer

/s/ H. James McKnight
H. James McKnight
Office of the Chief Executive
Executive Vice President, Chief Legal
Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities indicated as of March 5, 2013:

Signature	Title

/s/ Michael J. Zugay Michael J. Zugay	Office of the Chief Executive, Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Co-Principal Executive Officer and Principal Financial Officer)

/s/ H. James McKnight H. James McKnight	Office of the Chief Executive, Executive Vice President, Chief Legal Officer and Corporate Secretary (Co-Principal Executive Officer)

/s/ James M. Kempton James M. Kempton	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

/s/ Robert N. Bontempo Robert N. Bontempo	Chairman of the Board

/s/ Nicholas P. Constantakis Nicholas P. Constantakis	Director

/s/ David L. DeNinno David L. DeNinno	Director

/s/ Robert H. Foglesong Robert H. Foglesong	Director

/s/ Mark E. Kaplan Mark E. Kaplan	Director

/s/ Pamela S. Pierce Pamela S. Pierce	Director

/s/ David N. Wormley David N. Wormley	Director