Form 10-Q
period 2013-03-31
MICHAEL BAKER CORP
filed 2013-05-02
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2013:
Common Stock	9,667,652 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME — (Unaudited)

	For the three months ended
(In thousands, except per share amounts)	March 31, 2013	April 1, 2012
Revenues	$143,968	$151,659
Cost of work performed	117,169	127,842

Gross profit	26,799	23,817
Selling, general and administrative expenses	19,091	22,406

Operating income	7,708	1,411
Other income/(expense):
Equity income from unconsolidated subsidiaries	442	205
Interest income	41	64
Interest expense reversal, net	310	26
Other, net	19	30

Income before income taxes and noncontrolling interests	8,520	1,736
Provision for income taxes	2,803	594

Net income from continuing operations before noncontrolling interests	5,717	1,142
Income from discontinued operations, net of tax	—	737

Net income before noncontrolling interests	5,717	1,879
Less: Income attributable to noncontrolling interests	184	183

Net income attributable to Michael Baker Corporation	5,533	1,696

Other comprehensive (loss)/income, net of tax
Unrealized (loss)/gain on investments, net of reclassification adjustments	(8)	31
Foreign currency translation adjustments	—	43

Comprehensive income attributable to Michael Baker Corporation	$5,525	$1,770

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. — Continuing operations	$0.58	$0.10
Diluted E.P.S. — Continuing operations	0.57	0.10
Basic E.P.S. — Net income	0.58	0.18
Diluted E.P.S. — Net income	0.57	0.18
Cash dividends declared per share	$0.16	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS — (Unaudited)

	As of
(In thousands, except share amounts)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$68,112	$77,367
Short term investments	1,500	—
Available-for-sale securities	9,683	—
Receivables, net of allowances of $3,313 and $2,915, respectively	91,524	85,733
Unbilled revenues on contracts in progress	77,494	78,062
Prepaid expenses and other	8,789	7,630
Prepaid income taxes	995	3,731

Total current assets	258,097	252,523

Property, plant and equipment, net	16,351	17,286
Goodwill	81,598	81,598
Other intangible assets, net	11,222	12,765
Deferred income tax asset	1,725	3,125
Other long-term assets	7,072	6,112

Total assets	$376,065	$373,409

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$40,176	$41,386
Accrued employee compensation	27,237	21,008
Accrued insurance	9,814	9,715
Billings in excess of revenues on contracts in progress	18,875	22,215
Deferred income tax liability	17,707	17,707
Other accrued expenses	12,427	13,513

Total current liabilities	126,236	125,544

Long-term Liabilities
Deferred income tax liability	10,148	11,517
Other long-term liabilities	9,956	11,196

Total liabilities	146,340	148,257

Commitments and contingencies
Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 10,184,488 and 10,171,664, respectively	10,184	10,172
Additional paid-in capital	70,227	69,514
Retained earnings	154,075	150,087
Accumulated other comprehensive loss	(8)	—
Less — 518,361 and 513,227 shares of Common Stock in treasury, at cost, respectively	(5,313)	(5,173)

Total Michael Baker Corporation shareholders’ investment	229,165	224,600
Noncontrolling interests	560	552

Total shareholders’ investment	229,725	225,152

Total liabilities and shareholders’ investment	$376,065	$373,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Unaudited)

	For the three months ended
(In thousands)	March 31, 2013	April 1, 2012
Cash Flows from Operating Activities
Net income before noncontrolling interests	$5,717	$1,879
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Net income from discontinued operations	—	(737)
Depreciation and amortization	3,226	4,639
Stock-based compensation	470	446
Changes in assets and liabilities:
(Increase)/decrease in receivables	(5,791)	6,551
Decrease in unbilled revenues	568	941
Decrease/(increase) in other net assets	588	(569)
Decrease in accounts payable	(1,210)	(1,103)
Decrease in billings in excess of revenues	(3,340)	(3,186)
Increase in accrued expenses	2,455	4,511

Net cash provided by continuing operations	2,683	13,372
Net cash used in discontinued operations	—	(29)

Net cash provided by operating activities	2,683	13,343

Cash Flows from Investing Activities
Additions to property, plant and equipment	(823)	(668)
Cash portion of acquisitions	—	(1,000)
Purchase of short-term investments	(1,500)	—
Purchase of available-for-sale securities	(11,282)	(801)
Sale of available-for-sale securities	1,592	8,757
Proceeds from sale of fixed assets	93	—

Net cash (used in)/provided by investing activities	(11,920)	6,288

Cash Flows from Financing Activities
Proceeds from employee stock purchases and exercise of stock options	256	228
Treasury stock purchases	(98)	(59)
Noncontrolling interest distributions	(176)	(118)

Net cash (used in)/provided by financing activities	(18)	51

Net (decrease)/increase in cash and cash equivalents	(9,255)	19,682
Cash and cash equivalents, beginning of period	77,367	36,050

Cash and cash equivalents, end of period	$68,112	$55,732

The three months ended March 31, 2013 includes $1.5 million of non-cash financing activity for dividends payable.

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

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related notes that would normally be required by GAAP for audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012 (the “Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013. Activity related to the Company’s former Energy segment (“Baker Energy”), which was divested in 2009 and previously classified as discontinued operations, is expected to be immaterial for separate disclosure on a go-forward basis and as such will be recorded as part of the Company’s continuing operations.

The Company utilizes a 4-4-5 calendar close methodology. Under this methodology, each quarter is comprised of 13 weeks, which includes two 4-week months and one 5-week month. The 4-4-5 close methodology changes the accounting periods to month-end dates that are different than the traditional last day of the standard month end, with the exception of adjusting the beginning of the year to be January 1st and the end of the year to be December 31st to maintain the traditional calendar year.

2. BUSINESS SEGMENT INFORMATION

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

The Company evaluates the performance of its segments primarily based on operating income. The majority of Selling, General & Administrative (“SG&A”) expenses are allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. A portion of Corporate income and expense is not allocated to the segments.

The following tables reflect disclosures for the Company’s business segments:

	For the three months ended
(In millions)	March 31, 2013	April 1, 2012
Revenues
Transportation	$75.1	$80.5
Federal	68.9	71.2

Total revenues	$144.0	$151.7

Gross profit
Transportation	$15.4	$13.4
Federal	11.4	11.3
Corporate	—	(0.9)

Total gross profit	26.8	23.8

Less: SG&A
Transportation	(10.5)	(12.2)
Federal	(8.6)	(10.2)

Total SG&A	(19.1)	(22.4)

Total operating income/(loss)
Transportation	4.9	1.2
Federal	2.8	1.1
Corporate	—	(0.9)

Total operating income	$7.7	$1.4

	As of
(In millions)	March 31, 2013	December 31, 2012
Segment assets:
Transportation	$169.4	$172.9
Federal	117.6	111.2
Corporate	89.1	89.3

Total	$376.1	$373.4

The Transportation segment had income from its unconsolidated subsidiaries for the three months ended March 31, 2013 and April 1, 2012 of $0.4 million and $0.2 million, respectively, while income from unconsolidated subsidiaries for the Federal segment was nominal for both periods.

The Company has determined that equity investments in unconsolidated subsidiaries, interest expense, interest income and intersegment revenues are immaterial for the business segment disclosure.

3. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES

Equity income from unconsolidated subsidiaries primarily reflects the Company’s ownership of 33.33% of the members’ equity of Louisiana TIMED Managers (“LTM”). LTM is a joint venture formed in September 2002 between G.E.C. Inc., Parsons Brinckerhoff Quade & Douglas, Inc. and The LPA Group Incorporated, a subsidiary of the Company, to manage a Louisiana Department of Transportation and Development transportation construction contract. Equity income from LTM for the three months ended March 31, 2013 and April 1, 2012 was $0.4 million and $0.2 million, respectively.

The following tables present summarized financial information for the Company’s unconsolidated subsidiary, LTM:

	For the three months ended
(In millions)	March 31, 2013	April 1, 2012
Contract revenue earned	$2.4	$2.3
Gross profit	1.3	0.5
Net income	1.3	0.5

	As of
(In millions)	March 31, 2013	December 31, 2012
Total assets	$4.4	$5.9
Total liabilities	4.2	5.3

As of March 31, 2013 and December 31, 2012, the Company reported no receivables or unbilled revenues on contracts in progress from LTM for work performed by the Company as a subcontractor to LTM. Revenue from LTM pursuant to such subcontract agreement was nominal for both the three months ended March 31, 2013 and April 1, 2012.

4. INCOME TAXES

The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. Total tax expense was then allocated between continuing operations and discontinued operations for the three months ended April 1, 2012. The following table presents the components of the Company’s provision for income taxes:

	For the three months ended
(In thousands)	March 31, 2013	April 1, 2012
Provision for income taxes:
Continuing operations	$2,803	$594
Discontinued operations	—	134

Provision for income taxes	$2,803	$728

The Company’s full-year forecasted effective income tax rate for continuing operations was 39% and 38% for the three months ended March 31, 2013 and April 1, 2012, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the three months ended March 31, 2013 and April 1, 2012 are primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes. As a comparison, the Company’s actual effective income tax rate for continuing operations for the year ended December 31, 2012 was 64%, which was adversely impacted by the addition of state income tax valuation allowances totaling $1.5 million.

As of March 31, 2013 and December 31, 2012, the Company’s reserve for uncertain tax positions totaled approximately $1.4 million and $2.3 million, respectively. The reduction of $0.9 million in reserves for uncertain tax positions resulted from a settlement with the Internal Revenue Service that occurred during the first quarter of 2013. This settlement resulted in cash payments totaling $0.6 million. Any additional changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and SG&A expenses, respectively, in its unaudited Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2013 and December 31, 2012, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.2 million and $0.4 million, respectively.

5. AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities are primarily comprised of highly-rated U.S. Treasury, Corporate and Agency bonds and are recorded at fair value. As of March 31, 2013, the Company held available-for-sale securities of $9.7 million. Interest income from the available-for-sale securities was nominal for the three months ended March 31, 2013 and $0.1 million for the three months ended April 1, 2012. As of December 31, 2012, the Company held no available-for-sale securities.

The following table presents the Company’s debt securities as of March 31, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities
March 31, 2013	$9,691	$7	$(15)	$9,683

(In thousands)
Mature within one year	$701
Mature in one to five years	8,470
Mature in over five years	512

Total	$9,683

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

The Company held Level 1 cash equivalents as investments in money market funds totaling $1.0 million, as of both March 31, 2013 and December 31, 2012 and Level 1 available-for-sale securities in highly-rated U.S. Treasury, Corporate and Agency bonds of $9.7 million as of March 31, 2013, in accounts held by major financial institutions. The Company’s short-term investments as of March 31, 2013 were Certificates of Deposit totaling $1.5 million, which are classified within Level 2 of the valuation hierarchy as readily observable market parameters are available from the financial institution that manages these securities. Those observable market parameters are used as the basis of the fair value measurement. The Company held no short-term investments or available-for-sale securities as of December 31, 2012.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands)
Other intangible assets, net	Transportation	Federal	Total
Balance, January 1, 2012	$11,243	$11,664	$22,907
Less: Amortization	(5,475)	(4,667)	(10,142)

Balance, December 31, 2012	5,768	6,997	12,765
Less: Amortization	(704)	(839)	(1,543)

Balance, March, 31, 2013	$5,064	$6,158	$11,222

(In thousands)
Goodwill	Transportation	Federal	Total
Balance, January 1, 2012, December 31, 2012 and March 31, 2013	$59,334	$22,264	$81,598

The Company’s goodwill balance is not being amortized and goodwill impairment tests are being performed at least annually. The Company performs its annual evaluation of the carrying value of its goodwill during its second quarter. In addition, based on its performance the Company also determined it was necessary to evaluate goodwill as of December 31, 2012. No goodwill impairment charges were required in connection with these evaluations in 2012 and there were no triggering events in 2013.

The following tables summarize the Company’s other intangible assets balance as of March 31, 2013 and December 31, 2012:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
March 31, 2013
Project backlog	$16,459	$(15,859)	$600
Customer contracts and related relationships	15,460	(5,309)	10,151
Non-compete agreements	3,671	(3,352)	319
Trademark/trade name	1,110	(958)	152

Total	$36,700	$(25,478)	$11,222

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
December 31, 2012
Project backlog	$16,459	$(15,764)	$695
Customer contracts and related relationships	15,460	(4,030)	11,430
Non-compete agreements	3,671	(3,233)	438
Trademark/trade name	1,110	(908)	202

Total	$36,700	$(23,935)	$12,765

These identifiable intangible assets with finite lives are being amortized on a basis approximating the economic value derived from these assets and will be fully amortized as disclosed in the following amortization table. Amortization expense recorded on the other intangible assets balance was $1.5 million and $2.8 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

Estimated future amortization expense for other intangible assets as of March 31, 2013 is as follows:

(In thousands)
For the nine months ending December 31, 2013	$4,592
Fiscal year 2014	3,936
Fiscal year 2015	1,244
Fiscal year 2016	701
Fiscal year 2017 and beyond	749

Total	$11,222

8. COMMITMENTS & CONTINGENCIES

Commitments

The Company has certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course.

The Company’s outstanding guarantees as of March 31, 2013 were as follows:

Maximum undiscounted future payments
Performance and payment bonds*	$5.2
Standby letters of credit*:
Insurance related	4.9
Other	0.8

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of March 31, 2013, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for the Company’s deductibles. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for the Company’s deductibles. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of March 31, 2013. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

In the fourth quarter of 2009, the Company divested Baker Energy and indemnified the buyer for certain legacy costs, including insurance and taxes, in excess of amounts accrued as of the transaction date. As part of the sale of Baker Energy, the buyer agreed to assume workers compensation insurance liabilities, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in the unaudited Condensed Consolidated Balance Sheets as this insurance was written to the Company, rather than to a Baker Energy entity. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for Baker Energy, less reimbursements made to the Company through March 31, 2013. As of March 31, 2013 and December 31, 2012, there were approximately $2.6 million and $2.7 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded in the Company’s unaudited Condensed Consolidated Balance Sheets, with corresponding receivables of approximately $1.6 million and $1.7 million as of March 31, 2013 and December 31, 2012, respectively.

Contingencies

Legal Proceedings. The Company has been named as a defendant or co-defendant in certain legal proceedings wherein damages are claimed. Such proceedings are not uncommon to the Company’s business. After consultations with counsel, management believes that it has recognized adequate provisions for probable and reasonably estimable liabilities associated with these proceedings, and that their ultimate resolutions will not have a material impact on the Company’s consolidated financial statements.

Defense Contract Audit Agency (“DCAA”) or applicable state agencies. The Company’s federal and state government contracts are subject to the U.S. Federal Acquisition Regulations (“FAR”). All contracts with federal, state and local public agencies are subject to periodic routine audits, which generally are performed by the DCAA or applicable state or local agencies. These agencies’ audits typically apply to the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the auditors may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or the U.S. Cost Accounting Standards, and may recommend that certain costs be disallowed. Historically, the Company has not experienced significant disallowed costs as a result of these audits; however, management cannot provide assurance that future audits will not result in material disallowances of incurred costs. For certain cost-plus type contracts, the Company will invoice based on preliminary overhead rates; such rates are then adjusted to actual overhead rates through the audit process. The Company provides reserves for contracts for which it believes its preliminary overhead rates are in excess of its actual overhead rates. In cases where the actual overhead rates are in excess of its preliminary overhead rates, the Company does not record any amounts associated with this incremental reimbursable amount until realized, as these types of contracts frequently have clauses that cast some doubt upon ultimate realization, such as funding limitations.

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

The Company establishes reserves for insurance-related claims that are known and have been asserted against the Company, as well as for insurance-related claims that are believed to have been incurred but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations.

Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. During the first quarter of 2012, the Company received a $1.1 million distribution from Reliance related to these claims, which is included in “Cost of work performed” in the unaudited Condensed Consolidated Statements of Comprehensive Income. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company continues to pursue a claim in the Reliance liquidation and believes that some additional recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of both March 31, 2013 and December 31, 2012.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS

The Company’s Credit Agreement with a consortium of financial institutions provides for a revolving credit facility with an aggregate commitment of $50.0 million and a $50.0 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of LOCs. As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $5.7 million and $5.8 million, respectively.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the three months ended March 31, 2013 and April 1, 2012.

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

10. EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the three months ended
(In thousands, except per share data)	March 31, 2013	April 1, 2012
Net income from continuing operations before noncontrolling interests	$5,717	$1,142
Less: Net income attributable to noncontrolling interest	184	183

Net income from continuing operations attributable to Michael Baker Corporation	5,533	959
Net income from discontinued operations, net of tax	—	737

Net income attributable to Michael Baker Corporation	$5,533	$1,696

Basic:
Weighted average shares outstanding	9,526	9,362
Earnings per share:
Continuing operations	$0.58	$0.10
Discontinued operations	—	0.08

Total	$0.58	$0.18
Diluted:
Effect of dilutive securities —
Contingently issuable shares and stock options	142	214
Weighted average shares outstanding	9,668	9,576
Earnings per share:
Continuing operations	$0.57	$0.10
Discontinued operations	—	0.08

Total	$0.57	$0.18

Company stock options totaling 72,000 for both the three months ended March 31, 2013 and April 1, 2012, were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

11. STOCK-BASED COMPENSATION

As of March 31, 2013, the Company has two active equity incentive plans under which stock awards can be issued. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. The restrictions on the restricted shares under the Directors’ Plan lapse after two years. Under the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are based on the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of March 31, 2013 and December 31, 2012, the restrictions had not lapsed on 19,500 shares and 22,500 shares, respectively, of the Company’s restricted stock awarded under the Directors’ Plan. As of March 31, 2013 and December 31, 2012, the restrictions had not lapsed on 50,438 shares and 71,514 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both March 31, 2013 and December 31, 2012, all outstanding options were fully vested under the Directors’ Plan. There were 114,000 and 116,000 exercisable options under the Directors’ Plan as of March 31, 2013 and December 31, 2012, respectively. Unearned compensation related to restricted stock awards was approximately $0.9 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes all restricted stock issued:

	Restricted shares	Weighted average issuance price per share
Balance at December 31, 2012	94,014	$26.26

Restricted shares vested	(24,076)	27.00

Balance at March 31, 2013	69,938	$26.00

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company purchased 3,945 and 2,492 shares aggregating to $98,000 and $59,000 related to the elections to withhold shares to satisfy the tax obligations for vested shares for the three months ended March 31, 2013 and April 1, 2012, respectively.

The following table summarizes all stock options outstanding:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average contractual remaining life in years
Balance at December 31, 2012	116,000	$28.27	$279,150	6.0
Exercised	(2,000)	8.55

Balance at March 31, 2013	114,000	$28.61	$228,330	5.8

As of March 31, 2013, 321,388 shares were available for future grants under the Long-Term Plan and 47,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average life (1)	Weighted average exercise price	Number of options	Weighted average exercise price
$8.55 – $12.63	10,000	0.7	$11.00	10,000	$11.00
$20.16 – $22.95	32,000	6.0	21.59	32,000	21.59
$25.18 – $26.86	24,000	6.8	25.74	24,000	25.74
$37.23 – $40.46	48,000	6.3	38.40	48,000	38.40

Total	114,000	5.8	$28.61	114,000	$28.61

(1)	Average life remaining in years.

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The Company issued 10,824 and 10,619 shares under the ESPP for the three months ended March 31, 2013 and April 1, 2012, respectively. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares. As of March 31, 2013, 639,110 shares were available for future purchases under the ESPP.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Comprehensive Income related to its restricted stock, options and ESPP for the three months ended March 31, 2013 and April 1, 2012 of $0.5 million and $0.4 million, respectively.

12. SHAREHOLDERS’ INVESTMENT

The following table presents the change in total shareholders’ investment for the three months ended March 31, 2013 and April 1, 2012:

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2012	$224,600	$552	$225,152

Net income	5,533	184	5,717
Employee Stock Purchase Plan	265	—	265
Amortization of restricted stock	443	—	443
Treasury stock purchases	(140)	—	(140)
Stock options exercised	17	—	17
Dividends declared ($0.16 per share)	(1,545)	—	(1,545)
Profit distribution	—	(176)	(176)
Other comprehensive loss, net of tax:
Unrealized loss on investments	(8)	—	(8)

Balance, March 31, 2013	$229,165	$560	$229,725

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2011	$219,912	$717	$220,629

Net income	1,696	183	1,879
Employee Stock Purchase Plan	253	—	253
Amortization of restricted stock	421	—	421
Treasury share purchases	(59)	—	(59)
Profit distribution	—	(118)	(118)
Other comprehensive income, net of tax:
Unrealized gain on investment	31	—	31
Foreign currency translation adjustments	43	—	43

Balance, April 1, 2012	$222,297	$782	$223,079

13. RESTRUCTURING AND OTHER CHARGES

Due to the Company’s financial performance during 2012, the Company adopted a performance improvement plan in the fourth quarter of 2012 with the objective of reducing its cost structure. For the three months ended March 31, 2013, the Company recognized restructuring and other charges totaling approximately $0.6 million under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Comprehensive Income. The 2013 restructuring and other charges amount was allocated to the Federal and Transportation reporting segments based on direct labor and totaled $0.3 million for both segments. The Company does not anticipate incurring any additional restructuring charges related to the performance improvement plan.

The following represents a reconciliation of the restructuring charges that are accrued under the caption “Other accrued expenses” in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2013:

(In thousands)
Balance, December 31, 2012	$1,400

Restructuring costs	602
Less: Payments & non-cash charges	(1,373)

Balance, March 31, 2013	$629

14. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued changes to Accounting Standards Codification Topic 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The Company adopted this standard on January 1, 2013, and it did not have a material impact on its unaudited condensed consolidated financial statements. Reclassification adjustment of realized gain/(loss) on investments in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income from the caption “Other Comprehensive (loss)/income, net of tax” to “Other income/(expense)” for the three months ended March 31, 2013 and April 1, 2012 was zero and $23,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q. The discussion in this section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations about future events. These expectations are subject to risks and uncertainties, many of which are beyond our control. For a discussion of important risk factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein, see the “Note with Respect to Forward-Looking Statements” and “Risk Factors” sections included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”).

Business Overview and Environment

Through our Transportation and Federal business segments, we provide engineering expertise in a variety of markets for public and private sector clients worldwide. We derive a significant portion of our revenue from United States of America (“U.S.”) federal, state and local government contracting, with approximately 82% of our revenue for the three months ended March 31, 2013 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects.

The budgetary uncertainty and constraints at all levels of government have caused a portion of our clients to curtail their spending on new and existing projects, resulting in a significant drag on our revenue. Our key Transportation clients, and in turn our business, rely heavily on the U.S. Federal transportation funding legislation for transportation & infrastructure related work. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law, after a series of short-term extensions of the previous transportation funding legislation, the Safe, Accountable, Flexible, Efficient Transportation Equity Act — A Legacy for Users (“SAFETEA-LU”). MAP-21 provides funding for surface transportation programs of approximately $105 billion through September 30, 2014. MAP-21 is the first long-term highway authorization enacted since 2005 and is essentially a longer term extension of SAFETEA-LU. While we have yet to observe any significant change in contracting activity as a result of this legislation, we have noted an increase in proposal activity during the first quarter for several of our major transportation clients. These projects are principally being funded by the respective state Departments of Transportation, with the significant projects primarily being procured via alternative delivery methodologies, such as design-build and public-private partnerships. We are cautiously optimistic that this level of proposal activity will continue at this pace, with a corresponding increase in infrastructure project award activity. However, contracting activities at several of our other major transportation clients continues to be depressed, given current state budgetary concerns.

Portions of our business also rely on funding from the Federal Aviation Administration (“FAA”). On February 14, 2012, the four-year, $63 billion FAA Modernization and Reform Act of 2012 was signed into law which gave the FAA its first long-term operating authority since 2007. The bill authorized $13.4 billion in Airport Improvement Program funding which increases project opportunities at both our existing and future airport clients’ facilities. This bill provides the means for the funding of aviation transportation infrastructure projects through 2015. We expect to benefit from work that the Federal, state and local governments as well as airport sponsors will procure as part of this legislation. Passenger traffic has seen a modest increase recently, thus airports are beginning to increase their capital expenditures to satisfy demand for capacity and upgrade improvements. We have observed modest increases in contracting activity as a result of this legislation and the increased aviation activity, particularly in the aviation planning & design and construction management phase services.

In addition, our Federal segment relies heavily on contracting activity from the U.S. Federal Government, particularly with the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). The Budget Control Act of 2011, designed to reduce federal budget deficits by $2.1 trillion over the 2012-2021 period, includes caps on future discretionary appropriations, which may negatively impact portions of our business. On March 1, 2013, a number of automatic budget cuts or sequestrations began. By law, these mandatory reductions in spending are to be split evenly between the federal government’s defense and non-defense programs, both of which are markets that we are heavily dependent upon for a significant portion of our business. These reductions in spending may negatively impact those portions of our business that rely on federal funding for defense and other federal programs and projects and may have a material adverse impact on our results of operations and financial condition. We believe that as a result of the Budget Control Act of 2011 going into effect, contracting activity in our U.S. Federal market has slowed in the first three months of 2013, which has impacted our results of operations in our Federal segment during the quarter and will likely impact our results in subsequent quarters.

Due to the aforementioned macroeconomic issues impacting our public sector clients, we are anticipating a deterioration in our revenues for the remainder of 2013 from 2012 levels. In light of these circumstances, we adopted a performance improvement plan in 2012 with the objective of reducing our cost structure in 2013. Additional restructuring expenses of $0.6 million to achieve these cost reductions were incurred for the quarter ended March 31, 2013.

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

Some of our significant contracts awarded during 2013 include:

•	A $6.5 million, 23-month contract with the New Jersey Turnpike Authority to provide supervision of construction services for the first phase of a non-roadway facilities upgrade program.

•	A $5.7 million, two-year contract with the Kentucky Transportation Cabinet for the Lake Barkley Bridge Crossing for final bridge design services in Trigg County, Kentucky.

•

A $3.0 million, 18-month contract with the County of Riverside for the final design of improvements to the Interstate 10 interchange at the Jefferson Street over-crossing in the City of Indio, California.

•

A $2.1 million, one-year contract as a sub-contractor for the Utah Department of Transportation for design-build services on a seven mile roadway widening and reconstruction project on Interstate 15 in Payson, Utah.

Executive Overview

Our earnings per diluted common share were $0.57 for the three months ended March 31, 2013, compared to $0.18 per diluted common share reported for the three months ended April 1, 2012.

Our revenues were $144.0 million for the three months ended March 31, 2013, a 5% decrease from the $151.7 million reported for the three months ended April 1, 2012. This decrease in revenues was primarily driven by decreases in work performed for the DoD, certain states’ Departments of Transportation, the Central Texas Mobility Constructors and Federal Emergency Management Agency, (“FEMA”), partially offset by an increase in work performed for Montgomery County, Maryland.

Net income for the three months ended March 31, 2013 was $5.5 million compared to $1.7 million for the three months ended April 1, 2012. These results were driven by an increase in both our Transportation and Federal segment’s operating income, primarily as a result of the timing of revenue recognition on certain projects in our Transportation segment, as well as a decrease in acquisition-related intangible asset amortization expenses and a reduction in overhead costs related to our performance improvement plan.

Results of Operations

Comparisons of the Three Months Ended March 31, 2013 and April 1, 2012

In this three-month discussion, unless specified otherwise, all references to 2013 and 2012 relate to the three-month periods ended March 31, 2013 and April 1, 2012, respectively.

Revenues

Our revenues totaled $144.0 million for 2013 compared to $151.7 million for 2012, reflecting a decrease of $7.7 million or 5%.

Transportation. Revenues were $75.1 million for 2013 compared to $80.5 million for 2012, reflecting a decrease of $5.4 million or 7%. The following table presents Transportation revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$1.4	2%	$2.0	2%
State and local government	65.4	87%	69.1	86%
Domestic private industry	8.3	11%	9.4	12%

Total revenues	$75.1	100%	$80.5	100%

The decrease in our Transportation segment’s revenues for 2013 was driven primarily by a decrease in work performed for the South Carolina, Louisiana, Florida and Indiana Departments of Transportation totaling $4.8 million, decreases in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 of $1.9 million, the New Jersey Turnpike Authority of $0.8 million and the Los Angeles County Metropolitan Transportation Agency of $0.8 million. This was partially offset by increases in services provided to the Connecticut and Wisconsin Departments of Transportation totaling $3.1 million.

Federal. Revenues were $68.9 million for 2013 compared to $71.2 million for 2012, reflecting a decrease of $2.3 million or 3%. The following table presents Federal revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$30.9	45%	$36.9	52%
State and local government	20.4	30%	18.1	25%
Domestic private industry	17.6	25%	16.2	23%

Total revenues	$68.9	100%	$71.2	100%

The decrease in our Federal segment’s revenues for 2013 was primarily driven by a period-over-period decrease of $5.4 million related to services provided for the DoD and a decrease in work performed for FEMA of $0.7 million. This was partially offset by increases in work performed for Montgomery County, Maryland of $2.9 million for architectural and engineering services for a Multi-Agency Service Park and an increase in work for the DHS’s U.S. Visitor and Immigrant Status Information Technology Program of $1.1 million.

Gross Profit

Our gross profit totaled $26.8 million for 2013 compared to $23.8 million for 2012, reflecting an increase of $3.0 million or 13%. Gross profit expressed as a percentage of revenues was 18.6% for 2013 compared to 15.7% for 2012. The increase in gross profit for 2013 is primarily attributable to the timing of revenue recognition on certain projects in our Transportation segment, higher utilization, and a decrease in acquisition-related intangible asset amortization expenses of $0.8 million The gross profit increases were partially offset by the decrease in revenue volume and the impact of 2012 being favorably impacted by a recovery of $1.1 million related to claims due from a professional liability insurer that is in liquidation. Total gross profit includes nominal corporate expense for 2013 compared to $0.9 million of corporate expense in 2012 that were not allocated to our segments. These unallocated corporate amounts are related to our self-insured professional liability claims activity in our wholly-owned insurance captive and to adjustments of certain indirect tax accruals.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.6% for 2013 compared to 25.8% for 2012, while subcontractor costs expressed as a percentage of revenues were 21.6% for 2013 compared to 24.4% for 2012. Expressed as a percentage of revenues, direct labor costs increased in both the Transportation and Federal segments, while subcontractor costs decreased in both our Transportation and Federal segments period over period, contributing to the margin improvement.

Transportation. Gross profit was $15.4 million for 2013 compared to $13.4 million for 2012, reflecting an increase of $2.0 million or 15%. The increase in gross profit for 2013 is primarily attributable to recognizing revenue of $3.0 million on certain projects for which the related expenses had been incurred in 2012. This favorable impact occurred as we had provided services to certain clients without a fully executed contract or change order, which precluded revenue recognition until sufficient documentation was obtained. The revenue primarily relates to emergency repair work performed in response to Hurricane Sandy in New York and work performed on Interstate 69 in Indiana and Interstate 880 in California. The appropriate executed documentation was obtained in 2013, allowing us to recognize the related revenue. Additionally, a decrease in amortization expense of $0.6 million contributed to the increase in 2013 gross profit. The gross profit increases were partially offset by the decrease in revenue volume for 2013 and the impact of a recovery in 2012 of $0.6 million for claims due from a professional liability insurer that is in liquidation. Transportation’s gross profit expressed as a percentage of revenues was 20.5% in 2013 compared to 16.6% in 2012. Gross profit expressed as a percentage of revenues increased as a result of the aforementioned timing of revenue recognition for certain projects, a decrease in acquisition-related amortization expense and higher utilization.

Federal. Gross profit was $11.4 million for 2013 compared to $11.3 million for 2012, reflecting a slight increase of $0.1 million or 1%. Gross profit remained relatively flat period over period as a result of higher utilization and a decrease in amortization expense of $0.3 million, which was offset by the impact of the decrease in revenue in 2013 and the impact of a recovery in 2012 of $0.5 million for claims due from a professional liability insurer that is in liquidation. Federal’s gross profit expressed as a percentage of revenues increased to 16.6% in 2013 from 15.9% in 2012. Gross profit expressed as a percentage of revenues was favorably impacted by the decrease in acquisition related amortization expense and higher utilization.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses totaled $19.1 million for 2013 compared to $22.4 million for 2012, reflecting a decrease of $3.3 million or 15%. Our SG&A expenses expressed as a percentage of revenues decreased to 13.3% for 2013 from 14.8% for 2012. SG&A expenses for the Transportation segment were $10.5 million for 2013 compared to $12.2 million for 2012, reflecting a decrease of $1.7 million or 14%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 13.9% for 2013 from 15.1% for 2012. SG&A expenses for the Federal segment were $8.6 million for 2013 compared to $10.2 million for 2012, reflecting a decrease of $1.6 million or 15%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 12.5% for 2013 from 14.3% for 2012.

Certain departmental costs are allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor. SG&A expenses decreased period over period primarily due to our performance improvement plan, which included a reduction in force, and a reduction in occupancy and travel costs, coupled with a decrease in acquisition-related intangible asset amortization of $0.4 million.

Other Income/(Expense)

Other income/(expense) aggregated to income of $0.8 million for 2013 compared to income of $0.3 million for 2012. Other income/(expense) is primarily comprised of equity income from our unconsolidated subsidiaries, reversals of interest related to taxes, interest and investment income and interest expense. Reversals of interest related to taxes is primarily driven by statute expirations. Equity income from our unconsolidated subsidiaries primarily relates to our Louisiana TIMED Managers (“LTM”) joint venture. We are projecting that the remaining work to be performed by LTM will be substantially completed by the third quarter of 2013.

Income Taxes

Our provisions for income taxes resulted in effective income tax rates of approximately 39% and 38% for the three months ended March 31, 2013 and April 1, 2012, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.

The difference between our effective income tax rate of 39% and our tax expenses recorded in our unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 related to a settlement with the Internal Revenue Service for a previous assessment that was in appeals resulting in a reversal of approximately $0.3 million in tax liabilities previously accrued for this issue and a reversal related to statute expirations totaling $0.1 million.

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

The following table presents our contract backlog:

	As of
(In millions)	March 31, 2013	December 31, 2012
Funded	$644.2	$648.5
Unfunded	1,016.2	997.5

Total	$1,660.4	$1,646.0

As of March 31, 2013, our funded backlog consisted of $404.3 million for our Transportation segment and $239.9 million for the Federal segment. Of our total funded backlog as of March 31, 2013, approximately $307 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

As of March 31, 2013 and December 31, 2012, approximately $41.0 million and $46.0 million of our funded backlog, respectively, related to the $600 million FEMA Risk MAP Program Production and Technical Services contract awarded to BakerAECOM, LLC, a limited liability company of which we are the managing partner. Although we expect to have additional funding authorizations through the March 2014 contract expiration, we do not anticipate realizing a majority of the remaining unfunded backlog balance ($423 million at March 31, 2013). In the future, we plan to adjust our reported FEMA unfunded backlog downward as updated information becomes available.

Liquidity and Capital Resources

We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents and investments, cash generated by operations and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $50.0 million through September 30, 2015.

The following table reflects our available funding capacity as of March 31, 2013:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$68.1
Available-for-sale securities and short-term investments		11.2
Credit agreement:
Revolving credit facilty	50.0
Outstanding borrowings	—
Issued letters of credit	(5.7)

Net credit agreement capacity available		44.3

Total available funding capacity		$123.6

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of March 31, 2013 and December 31, 2012, $18.7 million and $21.8 million, respectively, of our accounts payable balance was comprised of invoices with these “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2013, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	As of
(In millions, except ratios)	March 31, 2013	December 31, 2012
Current assets	$258.1	$252.5
Current liabilities	(126.2)	(125.5)

Working capital	$131.9	$127.0
Current Ratio	2.05	2.01

Cash Provided by Operating Activities

Cash provided by operating activities was $2.7 million and $13.3 million for the three months ended March 31, 2013 and April 1, 2012, respectively. Non-cash charges for depreciation and amortization decreased by $1.4 million to $3.2 million in 2013 from $4.6 million in 2012 due primarily to the decrease in amortization of intangible assets acquired as part of previous acquisitions.

Our cash provided by operating activities for 2013 decreased compared to 2012, primarily as a result of an increase in receivables, coupled with a decrease in billings in excess of revenues. Our total DSO in receivables and unbilled revenues, net of billings in excess of revenues, was 91 days as of March 31, 2013 compared to 87 days as of December 31, 2012.

Cash Used in/ Provided by Investing Activities

Cash used in investing activities was $11.9 million for the three months ended March 31, 2013, primarily as a result of cash outflows of $9.7 million related to the net purchase of available-for-sale securities, $1.5 million for the purchase of short-term investments and $0.8 million related to capital expenditures.

Cash provided by investing activities was $6.3 million for the three months ended April 1, 2012, primarily as a result of cash inflows of $8.0 million related to the net sale of available-for-sale securities, offset by cash outflows of $0.7 million related to capital expenditures and the payment of the remaining balance of the net working capital adjustment of $1.0 million related to the RBF Consulting acquisition.

The majority of our 2013 capital additions pertain to field equipment and building and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash (Used in)/Provided by Financing Activities

Our cash (used in)/provided by financing activities primarily related to non-controlling interest distributions to our partners in the BakerAECOM, LLC and cash used for treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan, partially offset by proceeds from our Employee Stock Purchase Plan purchases and the exercise of stock options.

Credit Agreement

Our Credit Agreement with a consortium of financial institutions provides for a revolving credit facility with an aggregate commitment of $50.0 million and a $50.0 million accordion option through September 30, 2015. Our Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding under our Credit Agreement and outstanding LOCs were $5.7 million and $5.8 million, respectively.

Our Credit Agreement provides pricing options for us to borrow at the bank’s prime interest rate or at LIBOR plus an applicable margin determined by our leverage ratio based on a measure of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Our Credit Agreement also contains usual and customary negative covenants for transactions of this type and requires us to meet minimum leverage and interest and rent coverage ratio covenants. Our Credit Agreement also contains usual and customary provisions regarding acceleration. In the event of certain defaults by us under the credit facility, the lenders will have no further obligation to extend credit and, in some cases, any amounts owed by us under the credit facility will automatically become immediately due and payable.

The inability of one or more financial institutions in the consortium to meet its commitment under our Credit Agreement could negatively impact our business. Currently, we believe that we will be able to readily access our Credit Agreement as necessary.

Financial Condition & Liquidity

As of March 31, 2013, we had $68.1 million of cash and cash equivalents, as well as approximately $11.2 million in investments. Our investments are primarily comprised of highly rated U.S Treasury, Corporate and U.S. Federally-sponsored Agency bonds and certificates of deposit. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents, bonds and certificates of deposit will not fail, we currently believe that we will be able to readily access our funds when needed.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to pay for acquisitions. We have successfully expanded our geographic footprint in the United States through acquisitions in recent years and intend to continue to focus our efforts on capitalizing on the potential cost and revenue synergies that we believe they present. While we may consider accretive add-on acquisitions, we expect to focus primarily on improving our overall results of operations, rather than significant additional transactions.

We believe that we have substantial capital resources, with $68.1 million of cash and cash equivalents, $11.2 million in investments and no borrowings at March 31, 2013. As part of the quarterly dividend program initiated by our Board of Directors in 2012, our board declared a first quarter cash dividend of $0.16 per common share payable on April 3, 2013, which approximated $1.5 million. Our Credit Agreement with our banks places an aggregate limit of $20.0 million on dividend payments for the term of the agreement. With the payment of the first quarter dividend in April 2013, we have paid $2.9 million in dividends against that limit. While we intend to pay regular cash dividends on a quarterly basis for the foreseeable future, the payment of dividends is at the discretion of the Board of Directors and is subject to, among other things, the availability of and needs for our capital resources, restrictions under our Credit Agreement and other factors.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There were no material changes in the contractual obligations and off-balance sheet arrangements disclosed in our 2012 Form 10-K.

Critical Accounting Estimates

There were no material changes in the critical accounting estimates disclosed in our 2012 Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued changes to Accounting Standards Codification Topic 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for our interim and annual reporting periods beginning January 1, 2013, and applied prospectively. We adopted this standard on January 1, 2013, and it did not have a material impact on our unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the exposure to market risk disclosed in our 2012 Form 10-K.

Item 4.	Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including the Office of the Chief Executive (“Principal Executive Officers”), which is comprised of our Chief Financial Officer (“Principal Financial Officer”) and our Chief Legal Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Office of the Chief Executive and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Office of the Chief Executive, and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe that the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes in the risk factors disclosed in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2013, 24,076 shares of restricted stock vested under the Michael Baker Corporation Long Term Incentive Plan (“Long-Term Plan”). In accordance with the terms of the Long-Term Plan and based on participant elections, we withheld 3,945 shares to satisfy the related tax withholding requirements. These shares withheld are reflected as treasury share purchases in our Condensed Consolidated Financial Statements and such purchases are detailed in the table below:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 4, 2013	955	$24.45	—	—
March 24, 2013	2,990	25.00	—	—

Total	3,945	$24.87	—	—

Item 6.	Exhibits.

(a) The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Report on Form 8-K dated January 19, 2013, and incorporated herein by reference.

10.1	Form of three-year Employment Continuation Agreement between H. James McKnight and Michael J. Zugay, filed as Exhibit 10.1 to our Report on Form 8-K dated February 27, 2013, and incorporated herein by reference.

10.2	Form of two-year Employment Continuation Agreement between David G. Higie, Jeffery S. Hill, S. Robert Kallenbaugh, James M. Kempton, Samuel C. Knoch, James M. Twomey and Michael Ziemianski, filed as Exhibit 10.2 to our Report on Form 8-K dated February 27, 2013, and incorporated herein by reference.

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Co-Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description

101	Our Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: May 2, 2013
Michael J. Zugay
Office of the Chief Executive,
Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(Principal Financial Officer)