Form 10-Q
period 2013-06-30
MICHAEL BAKER CORP
filed 2013-08-08
CIK 9263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2013:
Common Stock	9,684,631 shares

MICHAEL BAKER CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (Unaudited)

	For the three months ended		For the six months ended
(In thousands, except per share amounts)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue	$146,089	$155,297	$290,057	$306,956
Cost of work performed	120,820	129,789	237,989	257,631

Gross profit	25,269	25,508	52,068	49,325
Selling, general and administrative expenses	17,860	22,284	36,951	44,689

Operating income	7,409	3,224	15,117	4,636
Other income/(expense):
Equity income from unconsolidated subsidiaries	385	1,274	827	1,479
Interest income	62	54	103	118
Interest (expense)/reversal, net	(9)	10	301	36
Other, net	55	4	74	33

Income before income taxes and noncontrolling interests	7,902	4,566	16,422	6,302
Provision for income taxes	2,795	1,659	5,598	2,253

Net income from continuing operations before noncontrolling interests	5,107	2,907	10,824	4,049
(Loss)/income from discontinued operations, net of tax	—	(236)	—	501

Net income before noncontrolling interests	5,107	2,671	10,824	4,550
Less: Income attributable to noncontrolling interests	347	223	531	406

Net income attributable to Michael Baker Corporation	4,760	2,448	10,293	4,144
Other comprehensive (loss)/income, net of tax:
Unrealized (loss)/gain on investments, net of reclassification adjustments of $6, $18, $6 and $41, respectively	(50)	16	(58)	47
Foreign currency translation adjustments	—	—	—	43

Comprehensive income attributable to Michael Baker Corporation	$4,710	$2,464	$10,235	$4,234

Earnings per share (“E.P.S.”) attributable to Michael Baker Corporation
Basic E.P.S. - Continuing operations	$0.50	$0.29	$1.08	$0.39
Diluted E.P.S. - Continuing operations	0.49	0.28	1.06	0.38
Basic E.P.S. - Net income	0.50	0.26	1.08	0.44
Diluted E.P.S. - Net income	0.49	0.25	1.06	0.43
Dividends declared per share	$0.18	$—	$0.34	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS - (Unaudited)

	As of
(In thousands, except share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$70,046	$77,367
Certificates of deposit	1,500	—
Available-for-sale securities	9,695	—
Receivables, net of allowances of $3,204 and $2,915, respectively	96,869	85,733
Unbilled revenues on contracts in progress	72,726	78,062
Prepaid expenses and other	7,201	7,630
Prepaid income taxes	3,748	3,731

Total current assets	261,785	252,523

Property, plant and equipment, net	15,733	17,286
Goodwill	81,598	81,598
Other intangible assets, net	9,684	12,765
Deferred income tax asset	1,725	3,125
Other long-term assets	6,404	6,112

Total assets	$376,929	$373,409

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current Liabilities
Accounts payable	$40,979	$41,386
Accrued employee compensation	23,725	21,008
Accrued insurance	9,211	9,715
Billings in excess of revenues on contracts in progress	17,974	22,215
Deferred income tax liability	17,707	17,707
Other accrued expenses	13,785	13,513

Total current liabilities	123,381	125,544

Long-term Liabilities
Deferred income tax liability	10,126	11,517
Other long-term liabilities	9,970	11,196

Total liabilities	143,477	148,257

Commitments and contingencies
Shareholders’ Investment
Common Stock, par value $1, authorized 44,000,000 shares, issued 10,199,521 and 10,171,664, respectively	10,200	10,172
Additional paid-in capital	70,804	69,514
Retained earnings	157,095	150,087
Accumulated other comprehensive loss - unrealized loss on investments	(58)	—
Less - 525,315 and 513,227 shares of Common Stock in treasury, at cost, respectively	(5,496)	(5,173)

Total Michael Baker Corporation shareholders’ investment	232,545	224,600
Noncontrolling interests	907	552

Total shareholders’ investment	233,452	225,152

Total liabilities and shareholders’ investment	$376,929	$373,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

MICHAEL BAKER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

	For the six months ended
(In thousands)	June 30, 2013	July 1, 2012
Cash Flows from Operating Activities
Net income before noncontrolling interests	$10,824	$4,550
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Net income from discontinued operations	—	(501)
Depreciation and amortization	6,321	8,934
Stock-based compensation	717	1,175
Changes in assets and liabilities:
(Increase)/decrease in receivables	(11,136)	878
Decrease in unbilled revenues	5,336	5,166
Decrease in other net assets	1,364	710
(Decrease)/increase in accounts payable	(407)	399
Decrease in billings in excess of revenues	(4,241)	(2,562)
Decrease in accrued expenses and other	(481)	(1,571)

Net cash provided by continuing operations	8,297	17,178
Net cash used in discontinued operations	—	(25)

Net cash provided by operating activities	8,297	17,153

Cash Flows from Investing Activities
Additions to property, plant and equipment	(1,783)	(1,427)
Cash portion of acquisitions	—	(1,000)
Purchase of certificates of deposit	(2,000)	—
Purchase of available-for-sale securities	(13,380)	(801)
Sale of available-for-sale securities	2,845	13,130
Proceeds from sale of fixed assets	147	19

Net cash (used in)/provided by investing activities	(14,171)	9,921

Cash Flows from Financing Activities
Dividends paid	(1,545)	—
Proceeds from employee stock purchases and exercise of stock options	555	576
Treasury stock purchases	(281)	(272)
Noncontrolling interest distributions	(176)	(375)

Net cash used in financing activities	(1,447)	(71)

Net (decrease)/increase in cash and cash equivalents	(7,321)	27,003
Cash and cash equivalents, beginning of period	77,367	36,050

Cash and cash equivalents, end of period	$70,046	$63,053

The six months ended June 30, 2013 includes $1.7 million of non-cash financing activity for dividends payable.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013. Activity related to the Company’s former Energy segment (“Baker Energy”), which was divested in 2009 and previously classified as discontinued operations, is immaterial for separate disclosure and as such has been recorded as part of the Company’s continuing operations, effective January 1, 2013.

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

The following tables reflect disclosures for the Company’s business segments:

	For the three months ended		For the six months ended
(In millions)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues
Transportation	$80.0	$83.8	$155.1	$164.4
Federal	66.1	71.5	135.0	142.6

Total revenues	$146.1	$155.3	$290.1	$307.0

Gross Profit
Transportation	$13.7	$14.5	$29.1	$27.9
Federal	11.9	11.0	23.3	22.3
Corporate	(0.3)	—	(0.3)	(0.9)

Total gross profit	25.3	25.5	52.1	49.3

Less: SG&A
Transportation	(10.2)	(12.6)	(20.7)	(24.8)
Federal	(7.7)	(9.7)	(16.3)	(19.9)

Total SG&A	(17.9)	(22.3)	(37.0)	(44.7)

Operating income
Transportation	3.5	1.9	8.4	3.1
Federal	4.2	1.3	7.0	2.4
Corporate	(0.3)	—	(0.3)	(0.9)

Total operating income	$7.4	$3.2	$15.1	$4.6

	As of
(In millions)	June 30, 2013	December 31, 2012
Segment assets:
Transportation	$178.8	$172.9
Federal	108.0	111.2
Corporate	90.1	89.3

Total	$376.9	$373.4

The Transportation segment had income from its unconsolidated subsidiaries of $0.4 million and $1.3 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2013 and July 1, 2012, respectively. Income from unconsolidated subsidiaries for the Federal segment was nominal for both the three and six months ended June 30, 2013 and July 1, 2012.

The Company has determined that equity investments in unconsolidated subsidiaries, interest expense, interest income and intersegment revenues are immaterial for the business segment disclosure.

3. EQUITY INCOME FROM UNCONSOLIDATED SUBSIDIARIES

Equity income from unconsolidated subsidiaries primarily reflects the Company’s ownership of 33.33% of the members’ equity of Louisiana TIMED Managers (“LTM”). LTM is a joint venture formed in September 2002 between G.E.C. Inc., Parsons Brinckerhoff Quade & Douglas, Inc. and The LPA Group Incorporated, a subsidiary of the Company, to manage a Louisiana Department of Transportation and Development transportation construction contract. Equity income from LTM for the three months ended June 30, 2013 and July 1, 2012 was $0.4 million and $1.3 million, respectively and $0.8 million and $1.5 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

The following tables present summarized financial information for the Company’s unconsolidated subsidiary, LTM:

	For the three months ended		For the six months ended
(In millions)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Contract revenue earned	$2.5	$5.7	$4.9	$8.0
Gross profit	1.3	3.9	2.6	4.4
Net income	1.3	3.9	2.6	4.4

			As of
(In millions)			June 30, 2013	December 31, 2012
Total assets			$2.3	$5.9
Total liabilities			2.3	5.3

As of June 30, 2013 and December 31, 2012, the Company reported no receivables or unbilled revenues on contracts in progress from LTM for work performed by the Company as a subcontractor to LTM. Revenue from LTM pursuant to such subcontract agreement was $0.1 million and $0.2 million for the three months ended June 30, 2013 and July 1, 2012, respectively, and was $0.1 million and $0.3 million for the six months ended June 30, 2013 and July 1, 2012, respectively.

4. INCOME TAXES

The Company bases its consolidated effective income tax rate for interim periods on its forecasted annual consolidated effective income tax rate, which includes estimates of the taxable income and revenue for jurisdictions in which the Company operates. Total tax expense is then allocated between continuing operations and discontinued operations for the three and six months ended July 1, 2012. The following table presents the components of the Company’s provision for income taxes:

	For the three months ended		For the six months ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Provision for/(benefit from) income taxes:
Continuing operations	$2,795	$1,659	$5,598	$2,253
Discontinued operations	—	(220)	—	(86)

Provision for income taxes	$2,795	$1,439	$5,598	$2,167

The Company’s full-year forecasted effective income tax rate for continuing operations was 38% and 40.5% for the six months ended June 30, 2013 and July 1, 2012, respectively. The variances between the U.S. federal statutory rate of 35% and the Company’s forecasted effective income tax rate for the six months ended June 30, 2013 and July 1, 2012 are primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.

As of June 30, 2013 and December 31, 2012, the Company’s reserve for uncertain tax positions totaled approximately $1.4 million and $2.3 million, respectively. The reduction of $0.9 million in reserves for uncertain tax positions resulted from a settlement with the Internal Revenue Service that occurred during the first quarter of 2013. This settlement resulted in cash payments totaling $0.6 million. Any additional changes in this reserve could impact the Company’s effective tax rate in subsequent periods. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and SG&A expenses, respectively, in its unaudited Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2013 and December 31, 2012, the Company’s reserves for interest and penalties related to uncertain tax positions totaled approximately $0.2 million and $0.4 million, respectively.

5. AVAILABLE-FOR-SALE SECURITIES

The Company’s available-for-sale securities are recorded at fair value and are primarily comprised of highly-rated U.S. Treasury, Corporate and Agency bonds and equity securities. As of June 30, 2013, the Company held available-for-sale securities of $10.5 million, which includes $0.8 million related to equity securities held in Rabbi Trusts, that are classified as long-term assets under the caption “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets. Interest income from the available-for-sale securities was nominal and $0.1 million for both the three and six months ended June 30, 2013 and July 1, 2012, respectively. As of December 31, 2012, the Company held no available-for-sale securities.

The following table presents the Company’s debt and equity securities as of June 30, 2013:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Debt securities	$9,749	$—	$(54)	$9,695
Equity securities held in Rabbi Trusts	776	—	(4)	772

Total	$10,525	$—	$(58)	$10,467

The following table presents the Company’s maturities of available-for-sale debt securities:
(In thousands)
Mature within one year				$1,049
Mature in one to five years				7,652
Mature in over five years				994

Total				$9,695

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

• Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s short-term and long-term investments in certificates of deposit are classified as Level 2 investments, which are valued with observable market parameters available from the financial institution that manages these securities.

• Level 3 — Unobservable inputs (i.e. projections, estimates, interpretations, etc.) that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2013, the Company held cash equivalents as investments in money market funds totaling $1.3 million, short-term and long-term investments in certificates of deposit totaling $2.0 million and available-for-sale securities in highly-rated U.S. Treasury, Corporate and Agency bonds and equity securities of $10.5 million in accounts held by major financial institutions. A portion of the available-for-sale securities related to equity securities held in Rabbi Trusts totaling $0.8 million and a portion of the certificates of deposit totaling $0.5 million are classified as long-term assets under the caption “Other long-term assets” in the unaudited Condensed Consolidated Balance Sheets.

While the Company believes its valuation methods used to assess the classification of financial assets within the hierarchy are appropriate, the use of different methodologies or assumptions could result in a change in a financial assets fair value tier from period to period. In such instances, a transfer would be reported at the beginning of the reporting period. There were no transfers between levels for both the three and six months ended June 30, 2013 and July 1, 2012.

The following tables present the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Cash equivalents	$1,267	$1,267	$—	$—
Certificates of Deposit	2,000	—	2,000	—
Available-for-sale securities:
Short-term debt securities	9,695	9,695	—	—
Long-term equity securities held in a Rabbi Trust	772	772	—	—

	Fair Value
(In thousands)	Carrying Amount	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Cash equivalents	$1,000	$1,000	$—	$—

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

(In thousands) Other intangible assets, net	Transportation	Federal	Total
Balance, January 1, 2012	$11,243	$11,664	$22,907
Less: Amortization	(5,475)	(4,667)	(10,142)

Balance, December 31, 2012	5,768	6,997	12,765
Less: Amortization	(1,409)	(1,672)	(3,081)

Balance, June 30, 2013	$4,359	$5,325	$9,684

(In thousands) Goodwill	Transportation	Federal	Total
Balance, January 1, 2012, December 31, 2012 and June 30, 2013	$59,334	$22,264	$81,598

The Company’s goodwill balance is not being amortized and goodwill is assessed for impairment at least annually. The Company performed its annual assessment of the carrying value of its goodwill during the second quarter. Based on this assessment, the Company concluded that it is not more likely than not that the fair value of the reporting units is less than the carrying value.

The following tables summarize the Company’s other intangible assets balance as of June 30, 2013 and December 31, 2012:

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
June 30, 2013
Project backlog	$16,459	$(15,955)	$504
Customer contracts and related relationships	15,460	(6,588)	8,872
Non-compete agreements	3,671	(3,465)	206
Trademark/trade name	1,110	(1,008)	102

Total	$36,700	$(27,016)	$9,684

(In thousands)	Acquisition Date Fair Value	Accumulated Amortization	Carrying Value
December 31, 2012
Project backlog	$16,459	$(15,764)	$695
Customer contracts and related relationships	15,460	(4,030)	11,430
Non-compete agreements	3,671	(3,233)	438
Trademark/trade name	1,110	(908)	202

Total	$36,700	$(23,935)	$12,765

These identifiable intangible assets with finite lives are being amortized on a basis approximating the economic value derived from these assets and will be fully amortized as disclosed in the following amortization table. Amortization expense recorded on the other intangible assets balance was $1.6 million and $3.1 million for the three and six months ended June 30, 2013, respectively, and $2.5 million and $5.3 million for the three and six months ended July 1, 2012, respectively.

Estimated future amortization expense for other intangible assets as of June 30, 2013 is as follows:

(In thousands)
For the six months ending December 31, 2013	$3,054
Fiscal year 2014	3,936
Fiscal year 2015	1,244
Fiscal year 2016	701
Fiscal year 2017 and beyond	749

Total	$9,684

8. COMMITMENTS & CONTINGENCIES

Commitments

The Company has certain guarantees and indemnifications outstanding which could result in future payments to third parties. These guarantees generally result from the conduct of the Company’s business in the normal course.

The Company’s outstanding guarantees as of June 30, 2013 were as follows:

Maximum undiscounted future payments
Performance and payment bonds*	$6.1
Standby letters of credit*:
Insurance related	4.9
Other	0.8

*	These instruments require no associated liability on the Company’s Condensed Consolidated Balance Sheet.

The Company’s banks issue standby letters of credit (“LOCs”) on the Company’s behalf under the Unsecured Credit Agreement (the “Credit Agreement”) as discussed more fully in the “Long-Term Debt and Borrowing Agreements” note. As of June 30, 2013, the majority of the balance of the Company’s outstanding LOCs was issued to insurance companies to serve as collateral for the Company’s deductibles. These LOCs may be drawn upon in the event that the Company does not reimburse the insurance companies for the Company’s deductibles. These LOCs renew automatically on an annual basis unless either the LOCs are returned to the bank by the beneficiaries or the banks elect not to renew them.

Bonds are provided on the Company’s behalf by certain insurance carriers. The beneficiaries under these performance and payment bonds may request payment from the Company’s insurance carriers in the event that the Company does not perform under the project or if subcontractors are not paid. The Company does not expect any amounts to be paid under its outstanding bonds as of June 30, 2013. In addition, the Company believes that its bonding lines will be sufficient to meet its bid and performance bonding needs for at least the next year.

In the fourth quarter of 2009, the Company divested Baker Energy and indemnified the buyer for certain legacy costs, including insurance and taxes, in excess of amounts accrued as of the transaction date. As part of the sale of Baker Energy, the buyer agreed to assume workers compensation insurance liabilities, subject to certain indemnifications, as of September 30, 2009. However, corresponding liabilities representing the reserves associated with this insurance are included in the unaudited Condensed Consolidated Balance Sheets as this insurance was written to the Company, rather than to a Baker Energy entity. As the buyer assumed the liabilities associated with this insurance as of the closing balance sheet, the Company has also recorded a corresponding receivable from the buyer representing the amount of the aggregate insurance liabilities as of September 30, 2009 for Baker Energy, less reimbursements made to the Company through June 30, 2013. As of June 30, 2013 and December 31, 2012, there were approximately $2.4 million and $2.7 million, respectively, of Baker Energy insurance liabilities primarily related to workers’ compensation recorded in the Company’s unaudited Condensed Consolidated Balance Sheets, with corresponding receivables of approximately $1.5 million and $1.7 million as of June 30, 2013 and December 31, 2012, respectively.

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

Reliance Liquidation. The Company’s professional liability insurance coverage had been placed on a claims-made basis with Reliance Insurance Group (“Reliance”) for the period July 1, 1994 through June 30, 1999. In 2001, the Pennsylvania Insurance Commissioner placed Reliance into liquidation. Due to the subsequent liquidation of Reliance, the Company is currently uncertain what amounts paid by the Company to settle certain claims totaling in excess of $2.5 million will be recoverable under the insurance policy with Reliance. During the first quarter of 2012, the Company received a $1.1 million distribution from Reliance related to these claims, which is included in “Cost of work performed” in the unaudited Condensed Consolidated Statements of Comprehensive Income for the six months ended July 1, 2012. This distribution was not the final settlement and the Company may recover additional amounts in future periods. The Company continues to pursue a claim in the Reliance liquidation and believes that some additional recovery will result from the liquidation, but the amount of such recovery cannot currently be estimated. The Company had no related receivables recorded from Reliance as of both June 30, 2013 and December 31, 2012.

9. LONG-TERM DEBT AND BORROWING AGREEMENTS

The Company’s Credit Agreement with a consortium of financial institutions provides for a revolving credit facility with an aggregate commitment of $50.0 million and a $50.0 million accordion option through September 30, 2015. The Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of LOCs. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Credit Agreement and outstanding LOCs were $5.7 million and $5.8 million, respectively.

Under the Credit Agreement, the Company pays bank commitment fees on the unused portion of the commitment, ranging from 0.20% to 0.35% per year based on the Company’s leverage ratio. There were no borrowings during both the six months ended June 30, 2013 and July 1, 2012.

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

10. EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the three months ended		For the six months ended
(In thousands, except per share amounts)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income from continuing operations before noncontrolling interests	$5,107	$2,907	$10,824	$4,049
Less: Net income attributable to noncontrolling interests	347	223	531	406

Net income from continuing operations attributable to Michael Baker Corporation	4,760	2,684	10,293	3,643
Net (loss)/income from discontinued operations, net of tax	—	(236)	—	501

Net income attributable to Michael Baker Corporation	$4,760	$2,448	$10,293	$4,144

Basic:
Weighted average shares outstanding	9,545	9,373	9,535	9,368
Earnings per share:
Continuing operations	$0.50	$0.29	$1.08	$0.39
Discontinued operations	—	(0.03)	—	0.05

Total	$0.50	$0.26	$1.08	$0.44
Diluted:
Effect of dilutive securities - contingently issuable shares and stock options	130	250	136	231
Weighted average shares outstanding	9,675	9,623	9,671	9,599
Earnings per share:
Continuing operations	$0.49	$0.28	$1.06	$0.38
Discontinued operations	—	(0.03)	—	0.05

Total	$0.49	$0.25	$1.06	$0.43

Company stock options totaling 53,890 and 54,939 for the three and six months ended June 30, 2013, respectively, and Company stock options totaling 72,000 for both the three and six months ended July 1, 2012, were excluded from the computations of diluted shares outstanding because the option exercise prices were more than the average market price of the Company’s common shares.

11. STOCK-BASED COMPENSATION

As of June 30, 2013, the Company has two active equity incentive plans under which stock awards can be issued. Under the Michael Baker Corporation Long-Term Incentive Plan approved by the Company’s shareholders in 2010 (the “Long-Term Plan”), the Company is authorized to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and other stock-based awards for an aggregate of 500,000 shares of Common Stock to employees through April 8, 2020. Under the Long-Term Plan, outstanding restricted stock awards vest in equal annual increments over three years. Under the amended 1996 Non-employee Directors’ Stock Incentive Plan (the “Directors’ Plan”), the Company is authorized to grant options and restricted shares for an aggregate of 400,000 shares of Common Stock to non-employee board members through February 18, 2014. The options under the Directors’ Plan become fully vested on the date of grant and become exercisable six months after the date of grant. The restrictions on the restricted shares under the Directors’ Plan lapse after two years. Under the Directors’ Plan, the exercise price of each option equals the average market price of the Company’s stock on the date of grant. Under the Long-Term Plan and the Directors’ Plan, the restricted shares awarded are based on the closing price of the Company’s stock on the date of the grant. Vested options remain exercisable for a period of ten years from the grant date under the plans. From the date a restricted share award is effective, the awardee will be a shareholder and have all the rights of a shareholder, including the right to vote such shares. Restricted shares may not be sold or assigned during the restriction period commencing on the date of the award.

As of June 30, 2013 and December 31, 2012, the restrictions had not lapsed on 10,500 shares and 22,500 shares, respectively, of the Company’s restricted stock awarded under the Directors’ Plan. As of June 30, 2013 and December 31, 2012, the restrictions had not lapsed on 27,933 shares and 71,514 shares, respectively, of the Company’s restricted stock awarded under the Long-Term Plan. As of both June 30, 2013 and December 31, 2012, all outstanding options were fully vested under the Directors’ Plan. There were 102,000 and 116,000 exercisable options under the Directors’ Plan as of June 30, 2013 and December 31, 2012, respectively. Unearned compensation related to restricted stock awards was approximately $0.6 million and $1.3 million as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes all restricted stock issued:

	Restricted shares	Weighted average issuance price per share
Balance at December 31, 2012	94,014	$26.26

Restricted shares granted	157	24.00
Restricted shares vested	(54,255)	27.65
Restricted shares forfeited	(1,483)	28.01

Balance at June 30, 2013	38,433	$24.21

Under the Long-Term Plan, participants may elect to withhold shares to satisfy their tax obligations related to vesting shares. Shares withheld are reflected as treasury share purchases in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company purchased 10,899 and 11,611 shares aggregating to $281,000 and $272,000 related to the elections to withhold shares to satisfy the tax obligations for vested shares for the six months ended June 30, 2013 and July 1, 2012, respectively.

The following table summarizes all stock options outstanding:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value	Weighted average contractual remaining life in years
Balance at December 31, 2012	116,000	$28.27	$279,150	6.0
Exercised	(6,000)	8.55
Forfeited	(8,000)	35.10

Balance at June 30, 2013	102,000	$28.89	$292,730	5.7

As of June 30, 2013, 321,231 shares were available for future grants under the Long-Term Plan and 47,000 shares were available for future grants under the Directors’ Plan.

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Average life (1)	Weighted average exercise price	Number of options	Weighted average exercise price
$12.63	6,000	0.8	$12.63	6,000	$12.63
$20.16 - $22.95	32,000	5.8	21.59	32,000	21.59
$25.18 - $26.86	22,000	6.4	25.79	22,000	25.79
$37.23 - $40.46	42,000	6.0	38.40	42,000	38.40

Total	102,000	5.7	$28.89	102,000	$28.89

(1)	Average life remaining in years.

In April 2010, the Company’s Board of Directors adopted the Michael Baker Corporation Employee Stock Purchase Plan (the “ESPP”). The first day of each quarter is an offering date and the last day of each quarter is a purchase date. The first purchase period began on January 1, 2011. Employees are able to purchase shares of Common Stock under the ESPP at 90% of the fair market value of the Common Stock on the purchase date. The Company issued 21,700 and 22,870 shares under the ESPP for the six months ended June 30, 2013 and July 1, 2012, respectively. The maximum number of shares of Common Stock which may be issued pursuant to the ESPP is 750,000 shares. As of June 30, 2013, 628,234 shares were available for future purchases under the ESPP.

The Company recognized total stock-based compensation expense under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Comprehensive Income related to its restricted stock, options and ESPP for the three and six months ended June 30, 2013 of $0.2 million and $0.7 million, respectively, and for the three and six months ended July 1, 2012 of $0.8 million and $1.2 million, respectively.

12. SHAREHOLDERS’ INVESTMENT

The following tables present the change in total shareholders’ investment for the six months ended June 30, 2013 and July 1, 2012:

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2012	$224,600	$552	$225,152

Net income	10,293	531	10,824
Employee Stock Purchase Plan	560	—	560
Amortization of restricted stock	703	—	703
Treasury stock purchases	(323)	—	(323)
Stock options exercised	51	—	51
Restricted stock issued	4	—	4
Dividends declared ($0.34 per share)	(3,285)	—	(3,285)
Profit distribution	—	(176)	(176)
Other comprehensive loss, net of tax:
Unrealized gain on investment, net of reclassification adjustments	(58)	—	(58)

Balance, June 30, 2013	$232,545	$907	$233,452

(In thousands)	Total Michael Baker Corporation Shareholders’ Investment	Non- controlling Interests	Total
Balance, December 31, 2011	$219,912	$717	$220,629

Net income	4,144	406	4,550
Stock options exercised	60	—	60
Options granted	199	—	199
Employee Stock Purchase Plan	572	—	572
Amortization of restricted stock	920	—	920
Treasury share purchases	(272)	—	(272)
Profit distribution	—	(375)	(375)
Other comprehensive income, net of tax:
Unrealized gain on investment, net of reclassification adjustments	47	—	47
Foreign currency translation adjustments	43	—	43

Balance, July 1, 2012	$225,625	$748	$226,373

13. RESTRUCTURING AND OTHER CHARGES

Due to the Company’s financial performance during 2012, the Company adopted a performance improvement plan in the fourth quarter of 2012 with the objective of reducing its cost structure. During the first quarter of 2013, the Company recognized the final portion of these restructuring and other charges totaling approximately $0.6 million under the caption “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Comprehensive Income. The 2013 restructuring and other charges amount was allocated to the Federal and Transportation reporting segments based on direct labor and totaled $0.3 million for each of the respective segments. The Company does not anticipate incurring any additional restructuring charges related to the performance improvement plan and the remaining balance of the accrual will be paid by the first quarter of 2014.

The following represents a reconciliation of the restructuring charges that are accrued under the caption “Other accrued expenses” in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2013:

(In thousands)
Balance, December 31, 2012	$1,400

Restructuring costs	602
Less: Payments & non-cash charges	(1,576)

Balance, June 30, 2013	$426

14. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued changes to Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for annual and interim periods beginning after December 15, 2013 and applied prospectively. The Company is assessing the impact of the standard but does not expect any material impact on its unaudited condensed consolidated financial statements.

In February 2013, the FASB issued changes to ASC Topic 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The Company adopted this standard on January 1, 2013, and it did not have a material impact on its unaudited condensed consolidated financial statements.

15. SUBSEQUENT EVENTS

The Company has entered into an Agreement and Plan of Merger by and among the Company, Integrated Mission Solutions, LLC, a Delaware limited liability company (“IMS”), and a wholly owned subsidiary of IMS (“Merger Sub”), dated as of July 29, 2013 (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of IMS. IMS and Merger Sub are affiliates of DC Capital Partners, LLC (“DC Capital”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer to purchase all of the outstanding shares of the Company’s common stock at a price per share of $40.50. Closing of the tender offer is conditioned upon customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2013.

IMS’s customer base is primarily focused on the United States Intelligence Community, Department of State, Department of Defense, Department of Homeland Security, United States Army Corps of Engineers, and other federal agencies. DC Capital is a private investment firm headquartered in Washington, D.C. focused on making control investments in middle market companies that provide services and solutions to the United States government.

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

Business Overview and Environment

Through our Transportation and Federal business segments, we provide engineering expertise in a variety of markets for public and private sector clients worldwide. We derive a significant portion of our revenue from United States of America (“U.S.”) federal, state and local government contracting, with approximately 82% of our revenue for the six months ended June 30, 2013 originating from these sources. As such, our financial results are heavily impacted by appropriations of public funds for infrastructure and other government-funded projects.

The budgetary uncertainty and constraints at all levels of government have caused a portion of our clients to curtail their spending on new and existing projects, resulting in a significant drag on our revenue. Our key Transportation clients, and in turn our business, rely heavily on the U.S. federal transportation funding legislation for transportation & infrastructure related work. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) was signed into law, after a series of short-term extensions of the previous transportation funding legislation, the Safe, Accountable, Flexible, Efficient Transportation Equity Act – A Legacy for Users (“SAFETEA-LU”). MAP-21 provides funding for surface transportation programs of approximately $105 billion through September 30, 2014. MAP-21 is the first long-term highway authorization enacted since 2005 and is essentially a longer term extension of SAFETEA-LU. While we have yet to observe any significant change in contracting activity as a result of this legislation, we have noted an increase in proposal activity during the first six months of 2013 for several of our major transportation clients. These projects are principally being funded by the respective state Departments of Transportation, with the significant projects primarily being procured via alternative delivery methodologies, such as design-build and public-private partnerships. We are cautiously optimistic that this level of proposal activity will continue at this pace, with a corresponding increase in infrastructure project award activity. However, contracting activities at several of our other major transportation clients continues to be depressed, given current state budgetary concerns.

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

In addition, our Federal segment relies heavily on contracting activity from the U.S. Federal Government, particularly with the Department of Defense (“DoD”) and the Department of Homeland Security (“DHS”). The Budget Control Act of 2011, designed to reduce federal budget deficits by $2.1 trillion over the 2012-2021 period, includes caps on future discretionary appropriations, which may negatively impact portions of our business. On March 1, 2013, a number of automatic budget cuts or sequestrations began. By law, these mandatory reductions in spending are to be split evenly between the federal government’s defense and non-defense programs, both of which are markets that we are heavily dependent upon for a significant portion of our business. These reductions in spending may negatively impact those portions of our business that rely on federal funding for defense and other federal programs and projects and may have a material adverse impact on our results of operations and financial condition. We believe that as a result of the Budget Control Act of 2011 going into effect, contracting activity in our U.S. federal market has slowed in the first six months of 2013, which has impacted the revenue of our Federal segment during the period and will likely impact our revenue stream in subsequent quarters.

Due to the aforementioned macroeconomic issues impacting our public sector clients, we are anticipating a year-over-year deterioration in our revenues for 2013 from 2012 levels. In light of these circumstances, we adopted a performance improvement plan in 2012 with the objective of reducing our cost structure in 2013. Additional restructuring expenses of $0.6 million to achieve these cost reductions were incurred for the quarter ended March 31, 2013. We currently do not anticipate any additional restructuring expenses in 2013.

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

Some of our significant contracts awarded during 2013 include:

•	A $6.5 million, 23-month contract with the New Jersey Turnpike Authority to provide supervision of construction services for the first phase of a non-roadway facilities upgrade program.

•	A $5.7 million, two-year contract with the Kentucky Transportation Cabinet for the Lake Barkley Bridge Crossing for final bridge design services in Trigg County, Kentucky.

•	A $5.4 million, two-year contract with the Kentucky Transportation Cabinet for design services for the Ohio River Bridges project in Louisville, Kentucky and Jeffersonville Indiana.

•	A $5.3 million, three-year architecture and engineering contract as a sub-contractor for the DoD to perform petroleum pipeline and tank leak and pressure testing.

•	A $4.0 million, two-year contract with the Kentucky Transportation Cabinet for highway and bridge construction projects in multiple counties surrounding Louisville, Kentucky.

•	A $3.1 million, 15-month contract extension with the Los Angeles County Metropolitan Transportation Authority for continued services on the I-605 Congestion Hot Spots Project.

•

A $3.0 million, 18-month contract with the County of Riverside for the final design of improvements to the Interstate 10 interchange at the Jefferson Street over-crossing in the City of Indio, California.

•

A $2.3 million, two-year contract with the Eastside Limited Partnership, in conjunction with the Urban Redevelopment Authority and Port Authority of Allegheny County for the East Liberty Transit Center/Transit Oriented Development Project in Pittsburgh, Pennsylvania.

•

A $2.1 million, one-year contract as a sub-contractor for the Utah Department of Transportation for design-build services on a seven mile roadway widening and reconstruction project on Interstate 15 in Payson, Utah.

•

A $2.0 million, eight-month contract as a sub-contractor for Henningson, Durhan & Richardson, Inc. for the design of a portion of the Tappan Zee Bridge replacement project in Rockland/Westchester Counties, New York.

Agreement and Plan of Merger

We have entered into an Agreement and Plan of Merger by and among us, Integrated Mission Solutions, LLC, a Delaware limited liability company (“IMS”), and a wholly owned subsidiary of IMS (“Merger Sub”), dated as of July 29, 2013 (the “Merger Agreement”), providing for the merger of Merger Sub with and into us, with us as the surviving corporation and a wholly owned subsidiary of IMS. IMS and Merger Sub are affiliates of DC Capital Partners, LLC. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer to purchase all of the outstanding shares of our common stock at a price per share of $40.50.

Executive Overview

Our earnings per diluted common share were $1.06 for the six months ended June 30, 2013, compared to $0.43 per diluted common share reported for the six months ended July 1, 2012.

Our revenues were $290.1 million for the six months ended June 30, 2013, a 6% decrease from the $307.0 million reported for the six months ended July 1, 2012. This decrease in revenues was primarily driven by decreases in work performed for the DoD, certain states’ Departments of Transportation and the Central Texas Mobility Constructors, partially offset by an increase in work performed for Montgomery County, Maryland.

Net income for the six months ended June 30, 2013 was $10.3 million compared to $4.1 million for the six months ended July 1, 2012. These results were driven by an increase in both our Transportation and Federal segments’ operating income, primarily as a result of the timing of revenue recognition on certain projects in our Transportation segment, as well as a decrease in acquisition-related intangible asset amortization expenses and a reduction in overhead costs related to our performance improvement plan.

Results of Operations

Comparisons of the Three Months Ended June 30, 2013 and July 1, 2012

In this three-month discussion, unless specified otherwise, all references to 2013 and 2012 relate to the three-month periods ended June 30, 2013 and July 1, 2012, respectively.

Revenues

Our revenues totaled $146.1 million for 2013 compared to $155.3 million for 2012, reflecting a decrease of $9.2 million or 6%.

Transportation. Revenues were $80.0 million for 2013 compared to $83.8 million for 2012, reflecting a decrease of $3.8 million or 5%. The following table presents Transportation revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$1.5	2%	$1.8	2%
State and local government	69.4	87%	73.7	88%
Domestic private industry	9.1	11%	8.3	10%

Total revenues	$80.0	100%	$83.8	100%

The decrease in our Transportation segment’s revenues for 2013 was driven primarily by a decrease in work performed for the Wisconsin, South Carolina, New York City, Indiana and Mississippi Departments of Transportation totaling $6.8 million and a decrease in construction management and inspection services related to roadways for Marcellus Shale drilling activity in Pennsylvania of $1.2 million. This was partially offset by increases in services provided to the Pennsylvania and Connecticut Departments of Transportation totaling $4.1 million.

Federal. Revenues were $66.1 million for 2013 compared to $71.5 million for 2012, reflecting a decrease of $5.4 million or 8%. The following table presents Federal revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$27.8	42%	$38.6	54%
State and local government	20.7	31%	18.9	26%
Domestic private industry	17.6	27%	14.0	20%

Total revenues	$66.1	100%	$71.5	100%

The decrease in our Federal segment’s revenues for 2013 was primarily driven by a period-over-period decrease of $6.2 million in services provided for the DoD and a decrease in construction management services for the City of Avalon in Southern California of $0.8 million. This was partially offset by increases in work performed for Montgomery County, Maryland of $1.3 million for architectural and engineering services for a Multi-Agency Service Park and a net increase in work performed for Federal Emergency Management Agency (“FEMA”) of $0.6 million.

Gross Profit

Our gross profit totaled $25.3 million for 2013 compared to $25.5 million for 2012, reflecting a decrease of $0.2 million or 1%. Gross profit expressed as a percentage of revenues was 17.3% for 2013 compared to 16.4% for 2012. Gross profit remained relatively flat period-over-period which is primarily attributable to the decrease in revenue volume, offset by higher utilization and a decrease in acquisition-related intangible asset amortization expenses of $0.8 million. Total gross profit includes $0.3 million corporate expense for 2013 compared to nominal corporate expense in 2012 that were not allocated to our segments. These unallocated corporate amounts are related to our self-insured professional liability claims activity in our wholly-owned insurance captive.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.7% for 2013 compared to 26.4% for 2012, while subcontractor costs expressed as a percentage of revenues were 22.7% for 2013 compared to 23.8% for 2012. Expressed as a percentage of revenues, direct labor costs increased in both the Transportation and Federal segments, while subcontractor costs decreased in both our Transportation and Federal segments period over period, contributing to the margin improvement.

Transportation. Gross profit was $13.7 million for 2013 compared to $14.5 million for 2012, reflecting a decrease of $0.8 million or 6%. The decrease in gross profit for 2013 is primarily attributable to a decrease in revenue volume and a less favorable project mix, which was partially offset by a decrease in amortization expense of $0.5 million. Transportation’s gross profit expressed as a percentage of revenues was 17.0% in 2013 compared to 17.3% in 2012. Gross profit expressed as a percentage of revenues decreased as a result of the aforementioned decrease in revenue volume, partially offset by a decrease in acquisition-related amortization expense and higher utilization.

Federal. Gross profit was $11.9 million for 2013 compared to $11.0 million for 2012, reflecting an increase of $0.9 million or 8%. Gross profit increased as a result of a reduction in pursuit costs related to international work of $0.4 million and a decrease in amortization expense of $0.3 million, which was partially offset by the impact of the decrease in revenue in 2013. Federal’s gross profit expressed as a percentage of revenues increased to 17.9% in 2013 from 15.4% in 2012. Gross profit expressed as a percentage of revenues was favorably impacted by the decreases in acquisition related amortization expense and international pursuit costs.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses totaled $17.9 million for 2013 compared to $22.3 million for 2012, reflecting a decrease of $4.4 million or 20%. Our SG&A expenses expressed as a percentage of revenues decreased to 12.2% for 2013 from 14.3% for 2012. SG&A expenses for the Transportation segment were $10.2 million for 2013 compared to $12.6 million for 2012, reflecting a decrease of $2.4 million or 19%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 12.7% for 2013 from 15.0% for 2012. SG&A expenses for the Federal segment were $7.7 million for 2013 compared to $9.7 million for 2012, reflecting a decrease of $2.0 million or 21%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 11.7% for 2013 from 13.6% for 2012.

Certain departmental costs are allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor. SG&A expenses decreased period over period primarily due to the performance improvement plan implemented in the 4th quarter of 2012, which included a reduction in force and a reduction in occupancy and travel costs.

Other Income/(Expense)

Other income/(expense) aggregated to income of $0.5 million for 2013 compared to income of $1.3 million for 2012. Other income/(expense) is primarily comprised of equity income from our unconsolidated subsidiaries, interest income, interest expense, and investment income, which is included in “Other, net” in the unaudited Condensed Consolidated Statements of Comprehensive Income. Equity income from our unconsolidated subsidiaries primarily relates to our Louisiana TIMED Managers (“LTM”) joint venture. We are projecting that the remaining work to be performed by LTM will be substantially completed by the third quarter of 2013.

Income Taxes

Our provisions for income taxes resulted in effective income tax rates of approximately 37% and 42% for 2013 and 2012, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.

The difference between our effective income tax rate of 40.5% and the tax expense recorded in our unaudited Condensed Consolidated Statement of Comprehensive Income for 2012 related to statute expirations totaling $0.1 million.

Comparisons of the Six Months Ended June 30, 2013 and July 1, 2012

In this six-month discussion, unless specified otherwise, all references to 2013 and 2012 relate to the six-month periods ended June 30, 2013 and July 1, 2012, respectively.

Revenues

Our revenues totaled $290.1 million for 2013 compared to $307.0 million for 2012, reflecting a decrease of $16.9 million or 6%.

Transportation. Revenues were $155.1 million for 2013 compared to $164.4 million for 2012, reflecting a decrease of $9.3 million or 6%. The following table presents Transportation revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$2.9	2%	$3.9	2%
State and local government	134.8	87%	142.8	87%
Domestic private industry	17.4	11%	17.7	11%

Total revenues	$155.1	100%	$164.4	100%

The decrease in our Transportation segment’s revenues for 2013 was driven primarily by period over period decreases in services provided for the South Carolina, Indiana, Wisconsin, Louisiana and Florida Departments of Transportation totaling $9.5 million, coupled with a decrease in work performed for the Central Texas Mobility Constructors on U.S. Highway 290 of $2.6 million, a decrease in construction management and inspection services related to roadways for Marcellus Shale drilling activity in Pennsylvania of $1.8 million and a decrease in work performed for the Los Angeles County Metropolitan Transportation Authority of $1.4 million. The decrease in revenues was partially offset by increases in services provided for the Connecticut and Pennsylvania Departments of Transportation totaling $6.3 million.

Federal. Revenues were $135.0 million for 2013 compared to $142.6 million for 2012, reflecting a decrease of $7.6 million or 5%. The following table presents Federal revenues by client type:

(In millions)	2013		2012
Revenues by client type
Federal government	$58.7	44%	$75.5	53%
State and local government	41.1	30%	37.0	26%
Domestic private industry	35.2	26%	30.1	21%

Total revenues	$135.0	100%	$142.6	100%

The decrease in our Federal segment’s revenues for 2013 was primarily driven by a period-over-period decrease of $11.3 million in services provided for the DoD and a decrease in construction management services for the City of Avalon in Southern California of $1.3 million. This was partially offset by increases in work performed for Montgomery County, Maryland of $4.2 million for architectural and engineering services for a Multi-Agency Service Park and an increase in work for the DHS’s U.S. Visitor and Immigrant Status Information Technology Program of $1.3 million

Gross Profit

Our gross profit totaled $52.1 million for 2013 compared to $49.3 million for 2012, reflecting an increase of $2.8 million or 6%. Gross profit expressed as a percentage of revenues was 18.0% for 2013 compared to 16.1% for 2012. The increase in gross profit for 2013 is primarily attributable to the timing of revenue recognition on certain projects in our Transportation segment, higher utilization, and a decrease in acquisition-related intangible asset amortization expenses of $1.6 million The gross profit increases were partially offset by the decrease in revenue volume and the favorable impact of a recovery of $1.1 million in 2012 related to claims due from a professional liability insurer that is in liquidation. Total gross profit includes $0.3 million of corporate expense for 2013 compared to $0.9 million of corporate expense in 2012 that were not allocated to our segments. These unallocated corporate amounts are related to self-insured professional liability claims activity in our wholly-owned insurance captive and to adjustments of certain indirect tax accruals.

Direct labor and subcontractor costs are major components in our cost of work performed due to the project-related nature of our service businesses. Direct labor costs expressed as a percentage of revenues were 26.7% for 2013 compared to 26.1% for 2012, while subcontractor costs expressed as a percentage of revenues were 22.2% and 24.1% for 2013 and 2012, respectively. Direct labor costs were primarily affected by increases on various projects in both our Transportation and Federal segments. Expressed as a percentage of revenues, direct labor costs increased in both our Transportation and Federal segments, while subcontractor costs decreased in both our Transportation and Federal segments period over period.

Transportation. Gross profit was $29.1 million for 2013 compared to $27.9 million for 2012 reflecting an increase of $1.2 million or 4%. The increase in gross profit for 2013 is primarily attributable to recognizing revenue of $2.4 million on certain projects for which the related expenses had been incurred in 2012. This favorable impact occurred as we had provided services to certain clients without a fully executed contract or change order, which precluded revenue recognition until sufficient documentation was obtained. The revenue primarily relates to emergency repair work performed in response to Hurricane Sandy in New York and work performed on Interstate 69 in Indiana and Interstate 880 in California. The appropriate executed documentation was obtained in 2013, allowing us to recognize the related revenue. Additionally, a decrease in amortization expense of $1.1 million contributed to the increase in 2013 gross profit. The gross profit increases were partially offset by the decrease in revenue volume for 2013 and the impact of a recovery in 2012 of $0.6 million for claims due from a professional liability insurer that is in liquidation. Transportation’s gross profit expressed as a percentage of revenues was 18.7% in 2013 and 17.0% in 2012. Gross profit expressed as a percentage of revenues increased period over period as a result of the aforementioned timing of revenue recognition for certain projects, a decrease in acquisition-related amortization expense and higher utilization, offset by the aforementioned 2012 recovery from a professional liability insurer that is in liquidation.

Federal. Gross profit was $23.3 million for 2013 compared to $22.3 million for 2012, reflecting an increase of $1.0 million or 4%. Gross profit increased as a result of a more favorable project mix, a reduction in pursuit costs related to international work of $0.8 million and a decrease in amortization expense of $0.6 million. The increases were partially offset by a recovery in 2012 of $0.5 million related to claims due from a professional liability insurer that is in liquidation and a decrease in revenue volume for 2013. Gross profit expressed as a percentage of revenues increased to 17.2% in 2013 from 15.7% in 2012. Gross profit expressed as a percentage of revenues was favorably impacted by the decrease in acquisition related amortization expense and more favorable project mix partially offset by the aforementioned 2012 recovery from a professional liability insurer that is in liquidation.

Selling, General and Administrative Expenses

Our SG&A expenses totaled $37.0 million for 2013 compared to $44.7 million for 2012, reflecting a decrease of $7.7 million or 17%. Our SG&A expenses expressed as a percentage of revenues decreased to 12.7% for 2013 from 14.6% for 2012. SG&A expenses for the Transportation segment were $20.7 million for 2013 compared to $24.8 million for 2012, reflecting a decrease of $4.1 million or 17%. SG&A expenses for the Transportation segment expressed as a percentage of revenues decreased to 13.3% for 2013 from 15.1% for 2012. SG&A expenses for the Federal segment were $16.3 million for 2013 compared to $19.9 million for 2012, reflecting a decrease of $3.6 million or 18%. SG&A expenses for the Federal segment expressed as a percentage of revenues decreased to 12.1% for 2013 from 14.0% for 2012.

Overhead costs are primarily allocated between the Transportation and Federal segments based on that segment’s percentage of total direct labor. As a result of the allocation, SG&A expenses by segment directly fluctuated in relation to the increases or decreases in the Transportation and Federal segments’ direct labor as a percentage of total direct labor. SG&A expenses decreased period over period primarily due to the performance improvement plan implemented in the 4th quarter of 2012, which included a reduction in force and a reduction in occupancy and travel costs, coupled with a decrease in acquisition-related intangible asset amortization of $0.6 million.

Other Income/(Expense)

“Other income/(expense)” aggregated to income of $1.3 million for 2013 compared to income of $1.7 million for 2012. Other income/(expense) is primarily comprised of equity income from our unconsolidated subsidiaries, reversals of interest related to taxes, interest income, interest expense, and investment income, which is included in “Other, net” in the unaudited Condensed Consolidated Statements of Comprehensive Income. Reversals of interest related to taxes is primarily driven by statute expirations. Equity income from our unconsolidated subsidiaries primarily relates to our LTM joint venture. We are projecting that the remaining work to be performed by LTM will be substantially completed by the third quarter of 2013.

Income Taxes

Our provisions for income taxes from continuing operations resulted in effective income tax rates of approximately 38% and 40.5% for 2013 and 2012, respectively. The variance between the U.S. federal statutory rate of 35% and our forecasted effective income tax rate for these periods is primarily due to state income taxes and permanent items that are not deductible for U.S. tax purposes.

The difference between our effective income tax rate of 38% and the tax expense recorded in our unaudited Condensed Consolidated Statement of Comprehensive Income for 2013 related to a settlement with the Internal Revenue Service for a previous assessment that was in appeals resulting in a reversal of approximately $0.3 million in tax liabilities previously accrued for this issue and a reversal related to statute expirations totaling $0.1 million.

The difference between our effective income tax rate of 40.5% and the tax expense recorded in our unaudited Condensed Consolidated Statement of Comprehensive Income for 2012 related to statute expirations totaling $0.1 million.

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

The following table presents our contract backlog:

	As of
(In millions)	June 30, 2013	December 31, 2012
Funded	$616.1	$648.5
Unfunded	616.7	997.5

Total	$1,232.8	$1,646.0

As of June 30, 2013, our funded backlog consisted of $416.2 million for our Transportation segment and $199.9 million for the Federal segment. Of our total funded backlog as of June 30, 2013, approximately $292 million is expected to be recognized as revenue within the next year. Additionally, we expect our sources of revenue within the next year to include recognized unfunded backlog and new work added. Due to the nature of unfunded backlog, consisting of options that have not yet been exercised or task orders that have not yet been approved, we are unable to reasonably estimate what, if any, portion of our unfunded backlog will be realized within the next year.

As of June 30, 2013 and December 31, 2012, approximately $37.5 million and $46.0 million of our funded backlog, respectively, related to the $600 million FEMA Risk Mapping, Assessment and Planning Program (“Risk MAP Program”) contract awarded to BakerAECOM, LLC, a limited liability company of which we are the managing partner. Although we expect to have additional funding authorizations through the March 2014 contract expiration, we do not anticipate realizing a majority of the remaining unfunded backlog balance; as such $391 million was removed from our unfunded backlog in the second quarter of 2013. We expect FEMA to award the contracts on the successor program to the Risk MAP Program by early 2014. While we believe we are well positioned to compete for this next program, no assurance can be given that we will be successful in procuring this work.

Liquidity and Capital Resources

We have three principal sources of liquidity to fund our operations: our existing cash, cash equivalents and investments, cash generated by operations and our available capacity under our Unsecured Credit Agreement (“Credit Agreement”), which is with a consortium of financial institutions and provides for a commitment of $50.0 million through September 30, 2015.

The following table reflects our available funding capacity as of June 30, 2013:

(In millions)
Available Funding Capacity
Cash & Cash Equivalents		$70.0
Available-for-sale securities and short-term investments		11.7
Credit agreement:
Revolving credit facilty	50.0
Outstanding borrowings	—
Issued letters of credit	(5.7)

Net credit agreement capacity available		44.3

Total available funding capacity		$126.0

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the following month for many of our contracts. While salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers. As of June 30, 2013 and December 31, 2012, $21.3 million and $21.8 million, respectively, of our accounts payable balance was comprised of invoices with these “pay-when-paid” terms. As a substantial portion of our customer base is with public sector clients, such as agencies of the U.S. Federal Government as well as Departments of Transportation for various states, we have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenues on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2013, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	As of
(In millions, except ratios)	June 30, 2013	December 31, 2012
Current assets	$261.8	$252.5
Current liabilities	(123.4)	(125.5)

Working capital	$138.4	$127.0
Current Ratio	2.12	2.01

Cash Provided by Operating Activities

Cash provided by operating activities was $8.3 million and $17.2 million for the six months ended June 30, 2013 and July 1, 2012, respectively. Non-cash charges for depreciation and amortization decreased by $2.6 million to $6.3 million in 2013 from $8.9 million in 2012 due primarily to the decrease in amortization of intangible assets acquired as part of previous acquisitions.

Our cash provided by operating activities for 2013 decreased compared to 2012, primarily as a result of an increase in receivables, coupled with a decrease in billings in excess of revenues. Our total DSO in receivables and unbilled revenues, net of billings in excess of revenues, was 89 days as of June 30, 2013 compared to 87 days as of December 31, 2012.

Cash (Used in)/ Provided by Investing Activities

Cash used in investing activities was $14.2 million for the six months ended June 30, 2013, primarily as a result of cash outflows of $10.5 million related to the net purchase of available-for-sale securities, $2.0 million for the purchase of certificates of deposit and $1.8 million related to capital expenditures.

Cash provided by investing activities was $9.9 million for the six months ended July 1, 2012, primarily as a result of cash inflows of $12.3 million related to the net sale of available-for-sale securities, offset by cash outflows of $1.4 million related to capital expenditures and the payment of the remaining balance of the net working capital adjustment of $1.0 million related to the RBF Consulting acquisition.

The majority of our 2013 capital additions pertain to field equipment and building and office related leasehold improvements. We also obtained the use of various assets through operating leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Used in Financing Activities

Our cash used in financing activities primarily related to dividend payments, cash used for treasury stock purchases related to tax withholdings for participants in our Long-Term Incentive Plan and non-controlling interest distributions to our partners in the BakerAECOM, LLC partially offset by proceeds from our Employee Stock Purchase Plan purchases and the exercise of stock options.

Credit Agreement

Our Credit Agreement with a consortium of financial institutions provides for a revolving credit facility with an aggregate commitment of $50.0 million and a $50.0 million accordion option through September 30, 2015. Our Credit Agreement includes a $5.0 million swing line facility and a $20.0 million sub-facility for the issuance of letters of credit (“LOCs”). As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under our Credit Agreement and outstanding LOCs were $5.7 million and $5.8 million, respectively.

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

Financial Condition & Liquidity

As of June 30, 2013, we had $70.0 million of cash and cash equivalents, as well as approximately $11.7 million in investments. Our investments are primarily comprised of highly rated U.S. Treasury, Corporate and U.S. Federally-sponsored Agency bonds and certificates of deposit. We principally maintain our cash and cash equivalents in accounts held by major banks and financial institutions. The majority of our funds are held in accounts in which the amounts on deposit are not covered by or exceed available insurance by the Federal Deposit Insurance Corporation. Although there is no assurance that one or more institutions in which we hold our cash and cash equivalents, bonds and certificates of deposit will not fail, we currently believe that we will be able to readily access our funds when needed.

Our principal uses of cash in recent years have been to fund our operations, including capital expenditures, and to pay for acquisitions. We have successfully expanded our geographic footprint in the U.S. through acquisitions in recent years and intend to continue to focus our efforts on capitalizing on the potential cost and revenue synergies that we believe they present. While we may consider accretive add-on acquisitions, we expect to focus primarily on improving our overall results of operations, rather than significant additional transactions.

We believe that we have substantial capital resources, with $70.0 million of cash and cash equivalents, $11.7 million in investments and no borrowings at June 30, 2013. As part of the quarterly dividend program initiated by our Board of Directors in 2012, our board declared a second quarter cash dividend of $0.18 per common share payable on July 2, 2013, which approximated $1.7 million. Our Credit Agreement with our banks places an aggregate limit of $20.0 million on dividend payments for the term of the agreement. Including the payment of the second quarter dividend in July 2013, we have paid $4.6 million in dividends against that limit. While we intend to pay regular cash dividends on a quarterly basis for the foreseeable future, the payment of dividends is at the discretion of the Board of Directors and is subject to, among other things, the availability of and needs for our capital resources, restrictions under our Credit Agreement and other factors.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued changes to Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent one of these items is not available at the reporting date; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for annual and interim periods beginning after December 15, 2013 and applied prospectively. We are assessing the impact of the standard but do not expect any material impact on our unaudited condensed consolidated financial statements.

In February 2013, the FASB issued changes to ASC Topic 220, Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for our interim and annual reporting periods beginning January 1, 2013, and applied prospectively. We adopted this standard on January 1, 2013, and it did not have a material impact on our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in the exposure to market risk disclosed in our 2012 Form 10-K.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including the Office of the Chief Executive (“Principal Executive Officers”), which is comprised of our Chief Financial Officer (“Principal Financial Officer”) and our Chief Legal Officer, we evaluated our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. This evaluation considered various procedures designed to ensure that information we disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Office of the Chief Executive and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Office of the Chief Executive, and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe that the financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

There were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2013, 30,179 shares of restricted stock vested under the Michael Baker Corporation Long Term Incentive Plan (“Long-Term Plan”). In accordance with the terms of the Long-Term Plan and based on participant elections, we withheld 5,471 shares to satisfy the related tax withholding requirements. These shares withheld are reflected as treasury share purchases in our unaudited condensed consolidated financial statements and such purchases are detailed in the table below:

	(a) Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 13, 2013	2,632	$24.55	—	—
June 3, 2013	60	26.93	—	—
June 17, 2013	1,979	27.16	—	—
June 22, 2013	800	27.03	—	—

Total	5,471	$25.88	—	—

Item 5. Other Information.

We have entered into an Agreement and Plan of Merger by and among the Company, Integrated Mission Solutions, LLC, a Delaware limited liability company (“IMS”), and a wholly owned subsidiary of IMS (“Merger Sub”), dated as of July 29, 2013 (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company, with the Company as the surviving corporation and a wholly owned subsidiary of IMS. IMS and Merger Sub are affiliates of DC Capital Partners, LLC. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer to purchase all of the outstanding shares of the Company’s common stock, par value $1.00 per share, at a price per share of $40.50, net to the seller in cash, without interest and subject to any applicable tax withholding. Additional information can be found in our Report on Form 8-K filed with the SEC on July  30, 2013 (including all exhibits attached thereto), which is incorporated herein by reference.

Item 6. Exhibits.

(a)	The following exhibits are included herewith as a part of this Report:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 29, 2013, by and among Michael Baker Corporation, Integrated Missions Solutions, LLC, and Project Steel Merger Sub, Inc. filed as Exhibit 2.1 to our Report on Form 8-K dated July 29, 2013, and incorporated herein by reference.

2.2	Facilitation Agreement, dated as of July 29, 2013, by and among Michael Baker Corporation, Integrated Missions Solutions, LLC, Project Steel Merger Sub, Inc., and Thomas J. Campbell, filed as Exhibit 2.2 to our Report on Form 8-K dated July 29, 2013, and incorporated herein by reference.

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended, filed as Exhibit 4.1 to our Registration Statement on Form S-3 dated February 4, 2011, and incorporated herein by reference.

3.2	By-laws, as amended, filed as Exhibit 3.2 to our Report on Form 8-K dated January 19, 2013, and incorporated herein by reference.

10.1	Michael Baker Corporation Key Employee Retention Plan, filed as Exhibit 10.1 to our Report on Form 8-K dated July 15, 2013, and incorporated herein by reference.

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of the Co-Principal Executive Officer/Principal Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	Our Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language, (“XBRL”). This exhibit consists of a XBRL Instance Document, a XBRL Taxonomy Extension Schema Document, a XBRL Taxonomy Extension Calculation Linkbase Document, a XBRL Taxonomy Extension Definition Linkbase Document, a XBRL Taxonomy Extension Label Linkbase Document, and a XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL BAKER CORPORATION

/s/ Michael J. Zugay	Dated: August 8, 2013
Michael J. Zugay
Office of the Chief Executive,
Executive Vice President, Chief Financial
Officer and Chief Administrative Officer
(Principal Financial Officer)